Form 10-K
period 2019-12-31
NMF SLF I, Inc.
filed 2020-03-27
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
000-56123	NMF SLF I, Inc. 787 Seventh Avenue, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Maryland	83-3291673
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.001
_________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of March 27, 2020 was 10,500,000. As of December 31, 2019, there was no established public market for the registrant's common stock.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

PART I
Item 1.    Business.
NMF SLF I, Inc. ("we", "us" or "our") was formed on January 23, 2019 as a corporation under the laws of the State of Maryland under our former name NMF Senior Loan Fund I, Inc. In January 2020, we changed our name to NMF SLF I, Inc. We are a non-diversified management investment company that, in January 2020, elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for United States ("U.S.") federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
During any time that our underlying assets are considered for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Section 4975 of the Code, to be assets of employee benefit plans and other plans that purchase our shares, our investments and the activities of the Investment Adviser will be subject to and, in certain cases, limited by, such laws. Accordingly, all investors should carefully read "ERISA Considerations."
New Mountain Finance Advisers BDC, L.L.C.
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a five member investment committee, which is responsible for approving purchases and sales of our investments above $5.0 million in aggregate by issuer. For additional information on the investment committee, see "Investment Committee".
New Mountain Finance Administration, L.L.C.
New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital Group, L.P., provides the administrative services necessary to conduct our day-to-day operations. The Administrator also maintains, or oversees the maintenance of, our financial records, our reports to stockholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). The Administrator performs the calculation and publication of the value of our net assets, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. The Administrator may also provide, on our behalf, managerial assistance to our portfolio companies.
To the extent (i) "benefit plan investors", as defined in Section 3(42) of ERISA, and any regulations promulgated thereunder ("Benefit Plan Investors"), hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, our Administrator will outsource certain of its administrative functions, including among other things, those relating to the valuation of our investment portfolio, to one or more unaffiliated third-parties (each, a "Sub-Administrator"). In addition, during such time period, our Administrator will not be entitled to reimbursement for our allocable portion of the compensation of, or other expenses pertaining to, any personnel employed by the Administrator or any of its affiliates that may perform services for us, including our chief financial officer, chief compliance officer and their respective staffs. Nor will the Administrator be entitled to reimbursement for our allocable portion of its overhead expenses during such period. To the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs.
Competition
We compete for investments with a number of BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we are able to compete with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, the model that we employ to perform our due diligence with the broader New Mountain Capital team and our model of investing in companies and industries we know well.
We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see Item 1A.—Risk Factors.
Investment Objective and Portfolio
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating first lien and unitranche leveraged loans in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We expect to make investments through both primary originations and open-market secondary purchases. We will predominantly target investments in U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance.
We plan to invest our available capital, which includes funds available for investment from time-to-time, including both drawn and undrawn Capital Commitments (as defined below), but excluding funds set aside for distributions to our shareholders or reserved for estimated future expenses, in assets that would be considered senior secured investments.
Certain Limitations on Investments
It is anticipated that our underlying assets may be considered for purposes of ERISA and Section 4975 of the Code to be assets of certain employee benefit plans and other plans that purchase shares. Under such circumstances, our investments and the activities of the Investment Adviser will be subject to and, in certain cases, limited by, such laws. Accordingly, all investors should carefully read “ERISA Considerations.”
Investment Criteria
The Investment Adviser has identified the following investment criteria and guidelines for use in evaluating prospective portfolio companies. However, not all of these criteria and guidelines were, or will be, met in connection with each of our investments.

•
Defensive growth industries. We seek to invest in industries that can succeed in both robust and weak economic environments, but which are also sufficiently large and growing to achieve high valuations providing enterprise value cushion for our targeted debt securities.

•	High barriers to competitive entry. We target industries and companies that have well defined industries and well established, understandable barriers to competitive entry.

•	Recurring revenue. Where possible, we focus on companies that have a high degree of predictability in future revenue.

•	Flexible cost structure. We seek to invest in businesses that have limited fixed costs and therefore modest operating leverage.

•
Strong free cash flow and high return on assets. We focus on businesses with a demonstrated ability to produce meaningful free cash flow from operations. We typically target companies that are not asset intensive and that have minimal capital expenditure and minimal working capital growth needs.

•
Sustainable business and niche market dominance. We seek to invest in businesses that exert niche market dominance in their industry and that have a demonstrated history of sustaining market leadership over time.

•	Established companies. We seek to invest in established companies. We do not intend to invest in start‑up companies or companies with speculative business plans.
Investment Selection and Process
The Investment Adviser believes it has developed a proven, consistent and replicable investment process to execute our investment strategy. The Investment Adviser seeks to identify the most attractive investment sectors from the top down and then works to become the most advantaged investor in these sectors. The steps in the Investment Adviser's process include:

•	Identifying attractive investment sectors top down;

•	Creating competitive advantages in the selected industry sectors; and

•	Targeting companies with leading market share and attractive business models in its chosen sectors.

Investment Committee
The Investment Adviser is managed by a five member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $5.0 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein and John R. Kline. The fifth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Lars O. Johansson has served on the Investment Committee since August 2019. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $5.0 million may be approved by our chief executive officer and our president. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
The purpose of the Investment Committee is to evaluate and approve, as deemed appropriate, all investments by the Investment Adviser, subject to certain thresholds. The Investment Committee's process is intended to bring the diverse experience and perspectives of the Investment Committee's members to the analysis and consideration of every investment. The Investment Committee also serves to provide investment consistency and adherence to the Investment Adviser's investment philosophies and policies. The Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.
In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and investment opportunities are also reviewed on a regular basis. The members of our investment team are encouraged to share information and views on credits with the Investment Committee early in their analysis. This process improves the quality of the analysis and assists the deal team members to work more efficiently.
Investment Structure
We will target debt investments that will yield current income that can support distributions to our common stockholders. Our debt investments will typically be structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target.
The terms of our debt investments will be tailored to the facts and circumstances of the transaction and prospective portfolio company and structured to protect its rights and manage its risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is the cash interest that we will collect on our debt investments.
First lien loans and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate, may contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. These first lien loans and bonds may include payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity. Our first lien loans may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans.
In addition, from time to time we may also enter into revolving credit facilities, bridge financing commitments, delayed draw commitments or other commitments which can result in providing future financing to a portfolio company. When we make a debt investment, we may be granted equity in the portfolio company in the same class of security as the sponsor receives upon funding.
Portfolio Company Monitoring
We will monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We will attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. We will use several methods of evaluating and monitoring the performance of our investments, including but not limited to the following:

•	review of monthly and/or quarterly financial statements and financial projections for portfolio companies provided by its management;

•	ongoing dialogue with and review of original diligence sources;

•	periodic contact with portfolio company management (and, if appropriate, the private equity sponsor) to discuss financial position, requirements and accomplishments; and

•	assessment of business development success, including product development, profitability and the portfolio company's overall adherence to its business plan.

We use an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. We use a four‑level numeric rating scale as follows:

•	Investment Rating 1—Investment is performing materially above expectations;

•	Investment Rating 2—Investment is performing materially in‑line with expectations. All new loans are rated 2 at initial purchase;

•	Investment Rating 3—Investment is performing materially below expectations, where the risk of loss has materially increased since the original investment; and

•
Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment. Payments may be delinquent. There is meaningful possibility that we will not recoup our original cost basis in the investment and may realize a substantial loss upon exit.

Exit Strategies/Refinancing
We expect to exit our investments typically through one of four scenarios: (i) the sale of the portfolio company itself, resulting in repayment of all outstanding debt, (ii) the recapitalization of the portfolio company in which our loan is replaced with debt or equity from a third party or parties (in some cases, we may choose to participate in the newly issued loan(s)), (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity or (iv) our sale of the debt investment. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.
Valuation of Portfolio Securities
At all times consistent with accounting principles generally accepted in the United States of America ("GAAP"), the 1940 Act and ERISA, if applicable, we will conduct a valuation of our assets, pursuant to which our net asset value is determined.
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, our board of directors is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. To the extent (i) Benefit Plan Investors hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, a Sub-Administrator will be engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator to the extent (i) Benefit Plan Investors hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, are set forth in more detail below:

(1)	Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

(2)
Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

a.
Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Sub-Administrator is unable to sufficiently validate the quote(s) internally and if the investment's par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b.
For investments other than bonds, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, look at the number of quotes readily available and perform the following:

i.
Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If a IHS Markit Ltd. quote differs from the Thomson Reuters quote by +/– 5% or if the spread between the bid and ask for a quote is greater than 10%, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value;

ii.
Investments for which one quote is received from a pricing service are validated by the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser. The personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Sub-Administrator will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, is unable to sufficiently validate the quote internally and if the investment's par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

(3)	Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

a.	Each portfolio company or investment is initially valued by the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser; and

b.	Preliminary valuation conclusions will then be documented and discussed with our senior management.
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded.
The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period and the fluctuations could be material.
In the event Benefit Plan Investors do not hold 25% or more of our outstanding shares, or our shares are listed on a national securities exchange, then (i) personnel of the Investment Adviser will undertake the roles to be performed by the personnel of the Sub-Administrator, as described above and (ii) if an investment falls into category (3) above for four consecutive quarters and the investment's par value or its fair value exceeds a certain materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which we do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors.
For all valuations, the valuation committee of our board of directors (the "Valuation Committee"), which consists solely of directors who are not "interested persons" of us, as such term is used under the 1940 Act (the "Disinterested Directors"), will review these preliminary valuations and our board of directors, a majority of whom are Disinterested Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith; provided, however, that to the extent our assets are treated as "plan assets" for purposes of ERISA, the Sub-Administrator will determine valuations using only those valuation methodologies reviewed and approved by the Valuation Committee and our board of directors, and our board of directors will accept such valuations prepared by the Sub-Administrator in accordance therewith.
Operating and Regulatory Environment
As with other companies regulated by the 1940 Act, a BDC must adhere to certain regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to investments by a BDC in another investment company as well as transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. A BDC must be organized and have its principal place of business in the U.S., it must be operated for the purpose of investing in or lending to primarily private companies and for qualifying investments, it must make significant managerial assistance available to them.
We have a board of directors. A majority of our board of directors must be persons who are not interested persons, as that term is defined in Section 2(a)(19) of the 1940 Act. Since January 2020, when we elected to be regulated as a BDC, we have been prohibited from indemnifying any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. In addition, to the extent that our assets are treated as "plan assets" for purposes of ERISA, we will be prohibited from indemnifying any person from any liability to the extent that such liability arose in connection with the breach by such person of his or her fiduciary duties under ERISA and expenses may only be advanced to the extent permitted under ERISA. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, if our assets are treated as "plan assets" for purposes of ERISA, the Investment Adviser will purchase a fidelity bond satisfying the requirements of Section 412 of ERISA with respect to our assets owned by ERISA Plans. We will bear the cost of such fidelity bond.
Since January 2020, when we elected to be regulated as a BDC, we have been required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings, and any preferred stock we may issue in the future (if at all). Under recent changes implemented in accordance with the Small Business Credit Availability Act passed in 2018, a BDC may increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. With the approval of our board of directors and sole initial shareholder pursuant to Section 61(a)(2) under the 1940 Act, we have elected to be subject to the lower asset coverage ratio of 150% available thereunder in order to maintain maximum flexibility, reflecting a 2:1 debt to equity ratio.
We may, to the extent permitted under the 1940 Act, issue additional equity or debt capital. We will generally not be able to issue and sell our common stock at a price below net asset value per share without shareholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
Since January 2020, when we elected to be regulated as a BDC, we have not generally been permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of us, the Investment Adviser or any of their respective affiliates (the "Independent Directors") make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies. In addition, to the extent that our assets are treated as "plan assets" under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer's capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.
We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67.0% or more of such company's voting securities present at a meeting if more than 50.0% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50.0% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
In addition, since January 2020, when we elected to be regulated as a BDC, we have not been permitted to issue stock in consideration for services.
Taxation as a Regulated Investment Company
We intend to elect, to be treated and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code for each taxable year beginning with the year in which we become effective as a BDC. We will not qualify as a RIC for the short taxable year ended December 31, 2019. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Rather, dividends distributed by us generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our stockholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we must distribute to our stockholders, for each taxable year, at least 90.0% of our "investment company taxable income", which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the "Annual Distribution Requirement").
If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our stockholders. If we fail to qualify as a RIC, we will be subject to U.S. federal income tax at the regular corporate rates on our income and capital gains.
We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2)    98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income and gain recognized, but not distributed and on which we did not pay corporate-level U.S. federal income tax, in preceding years (the "Excise Tax Avoidance Requirement"). While we intend to make distributions to our stockholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships", or other income derived with respect to our business of investing in such stock or securities (the "90% Income Test"); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•
at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and

•
no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of: (1) one issuer, (2) two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades, or (3) businesses or of certain "qualified publicly traded partnerships" (the "Diversification Tests").

A RIC is limited in its ability to deduct expenses in excess of its "investment company taxable income" (which is, generally, ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC's investment company taxable income, but may carry forward such losses, and use them to offset capital gains, indefinitely. Due to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to its stockholders even if such income is greater than the aggregate net income we actually earned during those years.
For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income in each year the portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual and before we receive any corresponding cash payments, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we would not have received any corresponding cash payment.
Accordingly, to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate level U.S. federal income tax (and any applicable state and local taxes).
We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our shareholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. See "—Senior Securities", below. Limits on distributions to our shareholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4.0% U.S. federal excise tax.
Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our stockholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert long-term capital gain into short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% income test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.
Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our shareholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury Regulations, produce income not among the types of "qualifying income" from which a RIC must derive at least 90% of its annual gross income.
Failure to Qualify for Tax Treatment as a Regulated Investment Company
If we fail to satisfy the 90% distribution requirement or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets). If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. Distributions would not be required. However, if distributions were made, any such distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits and, subject to certain limitations under the Code, any such distributions may be eligible for the 20.0% maximum rate applicable to non-corporate taxpayers. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-year period after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.
ERISA Considerations
The following summary of certain aspects of ERISA is based upon ERISA, judicial decisions, U.S. Department of Labor ("DOL") regulations and rulings in existence on the date hereof. This summary is general in nature and does not address every ERISA issue that may be applicable to us or a particular investor.
The Investment Adviser does not currently intend to restrict ownership of shares by Benefit Plan Investors and, therefore, it is anticipated that Benefit Plan Investors will own (and do currently own), in the aggregate, in excess of 25% of the total value of shares. Accordingly, during such time that Benefit Plan Investors own 25% or more of the total value shares, our underlying assets will be considered "plan assets," as described below.
Benefit Plan Investor Fiduciary Requirements
Persons who are fiduciaries with respect to a U.S. employee benefit plan or trust within the meaning of and subject to the provisions of ERISA (an "ERISA Plan"), an individual retirement account or a Keogh plan subject solely to the provisions of the Code (an "Individual Retirement Fund") should consider, among other things, the matters described below before determining whether to invest in us. References hereinafter made to ERISA include parallel references to the Code.
ERISA imposes certain general and specific responsibilities on persons who are fiduciaries with respect to an ERISA Plan, including prudence, diversification, avoidance of prohibited transactions and compliance with other standards. In determining whether a particular investment is appropriate for an ERISA Plan, DOL regulations provide that a fiduciary of an ERISA Plan must give appropriate consideration to, among other things, the role that the investment plays in the ERISA Plan's portfolio, taking into consideration whether the investment is designed reasonably to further the ERISA Plan's purposes, the risk and return factors of the potential investment, including the fact that the returns may be subject to U.S. federal tax as unrelated business taxable income, the portfolio's composition with regard to diversification, the liquidity and current return of the total portfolio relative to the anticipated cash flow needs of the ERISA Plan, the projected return of the total portfolio relative to the ERISA Plan's funding objectives, and the limitation on the rights of investors to redeem their shares. Before investing the assets of an ERISA Plan in us, a fiduciary should determine whether such an investment is consistent with its fiduciary responsibilities and the foregoing regulations. For example, a fiduciary should consider whether an investment in us may be too illiquid or too speculative for a particular ERISA Plan and whether the assets of the ERISA Plan would be sufficiently diversified. If a fiduciary with respect to any such ERISA Plan breaches its responsibilities with regard to selecting an investment or an investment course of action for such ERISA Plan, the fiduciary may be held personally liable for losses incurred by the ERISA Plan as a result of such breach.
Plan Assets Defined
ERISA and applicable DOL regulations describe when the underlying assets of an entity in which Benefit Plan Investors (as defined below) invest are treated as "plan assets" for purposes of ERISA. Under ERISA, the term Benefit Plan Investors is defined to include an "employee benefit plan" that is subject to the provisions of Title I of ERISA, a "plan" that is subject to the prohibited transaction provisions of Section 4975 of the Code, and entities the assets of which are treated as "plan assets" by reason of investment therein by Benefit Plan Investors.
Under ERISA, as a general rule, when an ERISA Plan invests assets in another entity, the ERISA Plan's assets include its investment, but do not, solely by reason of such investment, include any of the underlying assets of the entity. However, when an ERISA Plan acquires an "equity interest" in an entity that is neither: (a) a "publicly offered security"; nor (b) a security issued by an investment fund registered under the Company Act, then the ERISA Plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established that: (i) the entity is an "operating company"; or (ii) the equity participation in the entity by Benefit Plan Investors is limited.
Under ERISA, the assets of an entity will not be treated as "plan assets" if Benefit Plan Investors hold less than 25% (or such greater percentage as may be specified in regulations promulgated by the DOL) of the value of each class of equity interests in the entity. Equity interests held by a person with discretionary authority or control with respect to the assets of the entity and equity interests held by a person who provides investment advice for a fee (direct or indirect) with respect to such assets or any affiliate of any such person (other than a Benefit Plan Investor) are not considered for purposes of determining whether the assets of an entity will be treated as "plan assets" for purposes of ERISA. The Benefit Plan Investor percentage of ownership test applies at the time of an acquisition by any person of the equity interests. In addition, an advisory opinion of the

DOL takes the position that a withdrawal of an equity interest by an investor constitutes the acquisition of an equity interest by the remaining investors (through an increase in their percentage ownership of the remaining equity interests), thus triggering an application of the Benefit Plan Investor percentage of ownership test at the time of the withdrawal.
Plan Asset Consequences
The Investment Adviser anticipates that the aggregate investment in us by Benefit Plan Investors may, from time to time (and concurrently does), equal or exceed 25% (or such greater percentage as may be specified in regulations promulgated by the DOL) of the value of any class of equity interests in us. In such circumstances, our assets would be treated as "plan assets" for purposes of ERISA. If investments in us by Benefit Plan Investors does not equal or exceed the 25% threshold as set forth above, neither we nor the Investment Adviser would be subject to the provisions of ERISA. As a general rule, during periods when our assets are treated as "plan assets" for purposes of ERISA, the Investment Adviser will be deemed a "fiduciary" (as defined in ERISA and the Code) with respect to each ERISA Plan and Individual Retirement Fund investing in us. In addition, during periods when our assets are treated as "plan assets" for purposes of ERISA, the Investment Adviser will be subject to the general prudence and fiduciary responsibility provisions of ERISA with respect to each ERISA Plan and Individual Retirement Fund investing in us. Generally, the fiduciary provisions of ERISA require fiduciaries to act for the exclusive benefit of participants and beneficiaries of the ERISA Plan, to employ the care, skill, prudence and diligence that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, to diversify investments so as to minimize the risks of large losses, and to comply with the ERISA Plan and trust documents of the ERISA Plan. In such circumstances, an investment by an ERISA Plan in us would constitute the appointment, in accordance with the written instruments governing the underlying ERISA Plan, of the Investment Adviser as an "investment manager" as defined in Section 3(38) of ERISA, with respect to each such investing ERISA Plan. The acceptance of the subscription constitutes acknowledgment by the Investment Adviser of its status as a fiduciary with respect to such investing ERISA Plan during any such period.
During periods when our assets are treated as "plan assets" for purposes of ERISA, we will be subject to various other requirements of ERISA and the Code. In particular, we would be subject to rules restricting transactions with "parties in interest" and prohibiting transactions involving conflicts of interest on the part of fiduciaries which might result in a violation of ERISA and the Code unless the transaction was subject to a statutory or administrative exemption that would allow us to conduct our operations as described herein.
During periods when our underlying assets are "plan assets," the Investment Adviser, as the party with fiduciary authority, will be prohibited from entering into any transaction prohibited by Section 406(a) of ERISA or Section 4975(c)(1)(A)-(D) of the Code and will also be prohibited by Section 406(b) of ERISA and Section 4975(c)(1)(E) and (F) of the Code from receiving consideration for its personal account in connection with a transaction involving our assets, from acting in any transaction on behalf of a party whose interests are adverse to our interests, and from dealing with our assets in its own interest or for its own account. Unless covered by an exemption, the Investment Adviser will be prohibited from entering into any transaction or engaging in any activity if such transaction or activity is prohibited by Section 406 of ERISA or Section 4975 of the Code. In this regard, the Investment Adviser anticipates that where an exemption is necessary to be able to enable us to enter into certain transactions with parties in interest or disqualified persons, the Investment Adviser may rely on the following statutory, individual or class exemptions issued by the DOL:

(a)
Section 408(b)(17) of ERISA (and Section 4975(d)(20) of the Code). Section 408(b)(17) of ERISA (and Section 4975(d)(20) of the Code) permits us to engage in transactions with various service providers to the Benefit Plan Investors as long as the conditions set forth in Section 408(b)(17) of ERISA (and Section 4975(d)(20) of the Code) are satisfied.

(b)
Qualified Professional Asset Manager Exemption. Prohibited Transaction Class Exemption 84-14 generally permits ERISA Plans and Individual Retirement Funds to enter into transactions with parties in interest and disqualified persons if such transactions are entered into on behalf of such plans by a "Qualified Professional Asset Manager" (a "QPAM"). The Investment Adviser currently qualifies as a QPAM and during all periods when our assets are treated as "plan assets" for purposes of ERISA, the Investment Adviser may rely on PTE 84-14 with regard to transactions covered thereunder. A QPAM is defined to include an investment adviser registered as an investment adviser under the Advisers Act which has in excess of $85 million of client assets under management and control, as of the last day of its most recent fiscal year, and in excess of $1,000,000 of shareholders’ or partners’ equity as shown on its most recent balance sheet prepared within the preceding two years. By virtue of qualifying as a QPAM, the transactions entered into by the Investment Adviser generally will be exempt from the prohibited transaction rules of Section 406(a) of ERISA. The "QPAM Exemption", however, does not exempt certain transactions, such as those between a QPAM and itself or an affiliate of the QPAM and those between a QPAM and the party who has the authority to hire, fire or negotiate the terms of the agreement with the QPAM. Nor does the QPAM Exemption permit the purchase or holding of employer securities that are not "qualifying employer securities" as provided in Section 407 of ERISA or the purchase or holding of "qualifying employer securities" in excess of the limits described in Section 407 of ERISA. In addition, the QPAM Exemption will not apply with respect to transactions involving an ERISA Plan if the assets of such ERISA Plan, when combined with the assets of other Plans maintained by the same employer or an affiliate of such employer, represent more than 20% of the total client assets managed by the QPAM.
In order for the Investment Adviser to avoid engaging in any actions that are not exempted by the QPAM Exemption, each ERISA Plan investor will identify to the Investment Adviser (i) the ERISA Plan fiduciaries with authority to invest ERISA Plan assets in the shares as well as such fiduciaries’ affiliates and (ii) the employer sponsor of such ERISA Plan, each other employer participating in such ERISA Plan and each such employer’s affiliates. Each ERISA Plan investor will be obligated to notify us of any changes in such information. Although fiduciaries of ERISA Plans which own less than 10% of the shares will not be treated as having the authority to hire, fire or negotiate the terms of the agreement with the Investment Adviser, such ERISA Plan fiduciaries and their affiliates must be identified because the ownership by such ERISA Plans may reach or exceed the 10% threshold due to fluctuations in ownership of the shares by other investors.
During periods when our assets are treated as "plan assets" and consistent with the QPAM Exemption, the Investment Adviser will acknowledge in writing that it is a fiduciary to each such Benefit Plan Investor and a named fiduciary of each ERISA Plan will properly appoint the Investment Adviser as an investment manager with respect to the ERISA Plan as provided in the subscription documents. If the Investment Adviser is so appointed and acknowledges in writing that it is a fiduciary with respect to the ERISA Plan, the ERISA Plan fiduciaries with discretion to invest in the shares will only be liable with respect to the decision to appoint and retain the Investment Adviser as a fiduciary with authority to manage the assets of the company and other ERISA Plan fiduciaries generally will not be liable for the acts and omissions of the Investment Adviser. However, ERISA Plan fiduciaries will be liable for a breach of fiduciary duties of the Investment Adviser if they knowingly participate in or conceal a fiduciary breach by the Investment Adviser, enable the Investment Adviser to commit a breach by breaching their own fiduciary duty, or fail to make reasonable efforts to remedy such a breach.

(c)
Individual Exemptions. During all periods in which our assets are treated as "plan assets" for purposes of ERISA, the Investment Adviser may apply to the DOL for an individual exemption to permit us to enter into transactions for which no class or statutory exemption is available, if it believes that the transaction is in our best interest, or may so apply if any transaction entered into by us is deemed by the DOL or the Internal Revenue Service (the "IRS") to violate the prohibited transaction provisions to ERISA or the Code.

If a prohibited transaction occurs for which no exemption is available, the Investment Adviser and any other party in interest that has engaged in the prohibited transaction could be required (i) to restore to the Individual Retirement Fund or ERISA Plan any profit realized on the transaction and (ii) to reimburse the Individual Retirement Fund or ERISA Plan for any losses suffered by the Individual Retirement Fund or ERISA Plan as a result of the investment. Each party in interest involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Individual Retirement Fund and ERISA Plan fiduciaries that decide to invest in us could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in us or as co-fiduciaries for actions taken by or on behalf of us.
Section 408(a)(5) of the Code, provides that the assets of an individual retirement account (an "IRA") may not be commingled with other property except in a common trust or investment fund. A prohibited commingling of the assets of an IRA in other than a common trust fund or common investment fund could result in the disqualification of the IRA and a deemed distribution of the IRA's assets to the beneficiary of the IRA.
Although we are not a common trust fund or common investment fund, for the reasons discussed below, we have been advised by legal counsel that, if our assets were treated as "plan assets" for purposes of ERISA, an investment in us by an IRA should not be deemed to involve a prohibited commingling of IRA assets. While our assets, under certain circumstances discussed above, may be treated as "plan assets" for purposes of ERISA, that term applies solely for purposes of Title I of ERISA and Section 4975 of the Code, but not to Section 408(a)(5) of the Code. Accordingly, although there is no direct authority on this matter, for purposes of the prohibition against the commingling of IRA assets, no such commingling should occur because the sole interest of an investing IRA would be its shares, and not our underlying assets.
If our assets are treated as "plan assets" for purposes of ERISA, the Investment Adviser will purchase a fidelity bond satisfying the requirements of Section 412 of ERISA with respect to our assets owned by ERISA Plans. We will bear the cost of such fidelity bond. Finally, ERISA imposes a requirement that all assets of an ERISA Plan be held in trust. This requirement should be fulfilled by each ERISA Plan’s trustee holding its confirmation of ownership of the shares in trust. ERISA does not require that our assets be held in trust.

Representations by Plans
An ERISA Plan proposing to invest in us will be required to represent that it is, and any fiduciaries responsible for the ERISA Plan's investments are, aware of and understand our investment objectives, policies and strategies, and that the decision to invest plan assets in us was made with appropriate consideration of relevant investment factors with regard to the ERISA Plan and is consistent with the duties and responsibilities imposed upon fiduciaries with regard to their investment decisions under ERISA.
Whether or not our assets are treated as "plan assets" for purposes of ERISA, an investment in us by an ERISA Plan is subject to ERISA. Accordingly, fiduciaries of ERISA Plans should consult with their own counsel as to the consequences under ERISA of an investment in us.
ERISA Plans and Individual Retirement Funds Having Prior Relationships with the Investment Adviser or its Affiliates
Certain prospective ERISA Plan and Individual Retirement Fund investors may currently maintain relationships with the Investment Adviser or other entities that are affiliated with the Investment Adviser. Each of such entities may be deemed to be a party in interest to, and/or a fiduciary of, any ERISA Plan or Individual Retirement Fund to which any of the Investment Adviser or its affiliates provides investment management, investment advisory or other services. ERISA prohibits ERISA Plan assets to be used for the benefit of a party in interest and also prohibits an ERISA Plan fiduciary from using its position to cause the ERISA Plan to make an investment from which it or certain third parties in which such fiduciary has an interest would receive a fee or other consideration. Similar provisions are imposed by the Code with respect to Individual Retirement Funds. ERISA Plan and Individual Retirement Fund investors should consult with counsel to determine if investment in us is a transaction that is prohibited by ERISA or the Code.
Eligible Indirect Compensation and Disclosure Requirements Under Section 408(b)(2) of ERISA
During any time that our assets are deemed for purposes of ERISA to be "plan assets," the ERISA Plan’s share of the fair market value of the assets held by the Fund will need to be reflected on the Plan’s annual returns/reports. The disclosures set forth herein constitute the Investment Adviser's good faith efforts to comply with the disclosure requirements of Form 5500, Schedule C and allow for the treatment of its compensation as eligible indirect compensation.
In addition, the disclosures set forth herein, in conjunction with disclosures made in the Investment Adviser's Form ADV and registration statements, constitute the Investment Adviser's good faith efforts to comply with the disclosure requirements under Section 408(b)(2) of ERISA and the regulations promulgated thereunder, if applicable.
Future Regulations and Rulings
The provisions of ERISA are subject to extensive and continuing administrative and judicial interpretation and review. This section is based on the provisions of the Code and ERISA as currently in effect, and the existing administrative and judicial interpretations thereunder. No assurance can be given that administrative, judicial or legislative changes will not occur that may make the foregoing statements incorrect or incomplete. The discussion of ERISA contained herein is, of necessity, general and may be affected by future publication of regulations and rulings. Potential investors should consult with their legal advisers regarding the consequences under ERISA of the acquisition and ownership of shares.
ACCEPTANCE OF SUBSCRIPTIONS FOR SHARES ON BEHALF OF AN ERISA PLAN IS IN NO RESPECT A REPRESENTATION BY US OR ANY OTHER PARTY RELATED TO US THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR ERISA PLAN OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR ERISA PLAN. THE PERSON WITH INVESTMENT DISCRETION SHOULD CONSULT WITH HIS OR HER ATTORNEY AND FINANCIAL ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE SHARES IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR ERISA PLAN SUBSCRIPTION PROCEDURE.
The Private Offering
On January 27, 2020, we entered into separate subscription agreements with one or more investors providing for the private placement of shares of our common stock pursuant to the private offering and may enter into additional subscription agreements from time to time. Each investor in the private offering of our common stock (the "Private Offering") has made, or will make, a capital commitment (each, a "Capital Commitment") to purchase shares of our common stock pursuant to a subscription agreement entered into with us (a "Subscription Agreement").
Investors will be required to make capital contributions to purchase shares of our common stock each time we deliver a drawdown notice, which will be issued based on our anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor's respective Capital Commitment. We will deliver drawdown requests at least ten business days prior to the required funding date. All purchases of our common stock will generally be made pro rata in accordance with remaining Capital Commitments of all investors, at a per-share price equal to the net asset value per share of our common stock subject to any adjustments. Any adjustments would take into account a determination of changes to net asset value within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act. At the end of the Investment Period (as defined below), shareholders will be released from any further obligation to fund drawdowns and purchase additional shares of our common stock, subject to certain conditions as described in more detail below and in the Subscription Agreement.
Investment Management Agreement
We are a closed-end, non-diversified management investment company that elected in January 2020 to be regulated as a BDC under the 1940 Act. Pursuant to the Investment Management Agreement entered in January 2020, we are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services (except, that, to the extent that our assets are treated as "plan assets" for purposes of ERISA, we will not pay our Investment Adviser any fees related to services it may provide in its capacity as the Administrator, as set forth below). The following summarizes our arrangements with the Investment Adviser pursuant to the Investment Management Agreement.
Pursuant to the Investment Management Agreement, the Investment Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	determines the securities and other assets that we will purchase, retain or sell;

•	identifies, evaluates and negotiates the structure of our investments that we make;

•	executes, monitors and services the investments that we make;

•	performs due diligence on prospective portfolio companies;

•	votes, exercises consents and exercises all other rights appertaining to such securities and other assets on our behalf; and

•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require.
The Investment Adviser's services under the Investment Management Agreement are not exclusive, and the Investment Adviser (so long as its services to us are not impaired) and/or other entities affiliated with New Mountain Capital are permitted to furnish similar services to other entities. Under the Investment Management Agreement, the Investment Adviser will receive a fee for investment advisory and management services consisting of a base management fee. The cost of the base management fee payable to the Investment Adviser is borne by us and, as a result, is indirectly borne by our common stockholders.
The Investment Management Agreement was approved by our board of directors at the board's initial board meeting on June 18, 2019 and was executed by us and the Investment Adviser on January 22, 2020.
Unless earlier terminated as described below, the Investment Management Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Management Agreement will automatically terminate in the event of an assignment by the Investment Adviser. The Investment Management Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting shares or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days' prior written notice to the applicable party. If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the Management Fee (as defined below). See "Item 1A. Risk Factors—RISKS RELATING TO OUR OPERATIONS."
The Investment Management Agreement provides that the Investment Adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser's services under the Investment Management Agreement or otherwise as the Investment Adviser, absent willful misfeasance, bad faith, gross negligence or breach by the Investment Adviser of its fiduciary duties under ERISA, if applicable, in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations. However, the Investment Adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, will not be entitled to such indemnification, if such damages, costs and expenses arose from their willful misfeasance, bad faith, gross negligence or breach by the Investment Adviser of its fiduciary duties under ERISA, if applicable, in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations.
Under our charter, we will fully indemnify any person who was or is involved in any actual or threatened action, suit or proceeding by reason of the fact that such person is or was one of our directors or officers, but only to the extent permitted by ERISA, if applicable. So long as we are regulated under the 1940 Act, the above indemnification and limitation of liability is limited by the 1940 Act or by any valid rule, regulation or order of the SEC thereunder. The 1940 Act provides, among other things, that a company may not indemnify any director or officer against liability to it or its security holders to which he or she might otherwise be subject by reason of his or her willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office unless a determination is made by final decision of a court, by vote of a majority of a quorum of directors who are disinterested, non-party directors or by independent legal counsel that the liability for which indemnification is sought did not arise out of the foregoing conduct. Furthermore, to the extent that our assets are treated as "plan assets" for purposes of ERISA, the above indemnification and limitation of liability is limited by ERISA. ERISA provides, among other things, that a company whose assets are treated as "plan assets" may not indemnify its investment adviser or any other person that would be deemed such company's fiduciary for purposes of ERISA, for a breach of their fiduciary duties under ERISA.
We have obtained liability insurance for our independent directors, which will be paid for by us.
Management Fees
We pay the Investment Adviser a fee for its services under the Investment Management Agreement consisting of an annual base management fee (the "Management Fee"). The cost of the management fee payable to the Investment Adviser is borne by us and, as a result, is indirectly borne by our shareholders. The Management Fee will be payable quarterly in arrears.
During the Investment Period, the Management Fee shall be calculated at an annual blended rate with respect to our then-current aggregate Committed Capital by reference to (i) 0.70% (the "Initial Fee Rate"), in the case of the aggregate Capital Commitments received in the initial closing (the "Initial Closing", such capital commitment, the "Initial Commitments", and such fee, the "Initial Management Fee"), and (ii) 0.60% (the "Subsequent Fee Rate") in the case of the aggregate Capital Commitments received in a Subsequent Closing (the "Subsequent Commitments", and such fee with respect thereto, a "Subsequent Management Fee"), subject, in each case, to the adjustments set forth in the Investment Management Agreement. Specifically, the Initial Fee Rate will be subject to reduction during the first 11 quarters following the Initial Closing, and the Subsequent Fee Rate with respect to the Subsequent Commitments received in a Subsequent Closing will be reduced during the first 5 quarters following such Subsequent Closing in the manner set forth in the Investment Management Agreement.
For the avoidance of doubt, all shareholders will indirectly bear their proportionate share of the same Management Fee each quarter, regardless of when they invest. Specifically, the blended rate charged under the Management Fee in any single quarter will be based on the aggregate amount of the Initial Commitments, multiplied by the then applicable Initial Management Fee quarterly rate, plus the aggregate amount of the Subsequent Commitments, multiplied by the then applicable Subsequent Management Fee quarterly rate. As a result, the percentage rate we will pay the Investment Adviser on any Subsequent Commitments will be lower than the percentage rate that we pay on any Initial Commitments in a given quarter, but each shareholder will still bear the same blended percentage rate Management Fee each quarter regardless of when we accept their subscription.
We do not currently intend to accept aggregate Committed Capital in excess of $1.0 billion, exclusive of Capital Commitments from affiliates of the Investment Adviser. As calculated in accordance with the Investment Management Agreement, the quarterly Subsequent Management Fee payable on any Subsequent Commitments will not exceed $0.75 million during the Investment Period.
In addition, during the Investment Period the Management Fee payable each quarter will be reduced by an amount equal to the sum of (i) in the case of the Initial Management Fee, the then applicable Initial Fee Rate, multiplied by our cumulative realized losses since inception (calculated net of any subsequently reversed realized losses) (the "Cumulative Losses") on the portfolio of investments acquired using drawn amounts from the Initial Commitments, and (ii) in the case of any Subsequent Management Fee, the then applicable Subsequent Fee Rate, multiplied by our Cumulative Losses on the portfolio of investments acquired using drawn amounts from the Subsequent Commitments pertaining thereto (collectively, the "Withheld Amounts"). Up until a period of three years from the date of a previous reduction of the Management Fee by the Withheld Amounts, any portion of such Withheld Amounts that is attributable to a subsequently reversed realized loss shall be payable to our Investment Adviser in the quarter in which such reversal occurs. In addition, upon expiration of the Investment Period, but only up until three years from the date of a previous reduction of the Management Fee by the Withheld Amounts, our Investment Adviser shall be entitled to an amount equal to the portion of such Withheld Amounts that would have been payable if Cumulative Losses had been calculated net of cumulative realized capital gains on the applicable portfolios of investments.
After the Investment Period, the Management Fee shall be calculated at a rate equal to the Applicable Ratio (as defined below) per annum on the basis of our net asset value as of the end of the most recently completed calendar quarter, and shall be payable quarterly in arrears. The "Applicable Ratio" shall equal a percentage calculated by (i) taking the sum of (A) the aggregate Initial Commitments multiplied by 0.70%, plus (B) the aggregate amount of Subsequent Commitments multiplied by 0.60%, and dividing such total by (ii) our aggregate Committed Capital. For the avoidance of doubt, the Applicable Ratio is intended to reflect the respective ratios that each of the Initial Commitments and Subsequent Commitments bear to our aggregate Committed Capital in determining the Management Fee payable after expiration of the Investment Period.
Any Management Fees payable to the Investment Adviser pursuant to the Investment Management Agreement will be calculated based on our Capital Commitments and/or net assets, as applicable, at the end of the most recently completed calendar quarter. Management Fees for any partial month or quarter will be appropriately prorated.
Expenses
All investment professionals of the Investment Adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services under the Investment Management Agreement (as opposed to the accounting, compliance and other administrative services set forth in clause (m) below), and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser and not by us.
We will bear our own legal and other expenses incurred in connection with our formation and organization and the offering of our shares, including external legal and accounting expenses, printing costs, travel and out-of-pocket expenses related to marketing efforts (other than any placement fees, which will be borne by the Investment Adviser directly or pursuant to waivers of the Management Fee), up to a maximum aggregate amount of $1.0 million.
In addition to Management Fees, except as noted above, we are permitted to bear all other expenses directly and specifically related to our operations, which expenses may include without limitation:

(a)
all costs and expenses with respect to the actual or proposed acquisition, financing, holding, monitoring or disposition of our investments, whether such investments are ultimately consummated or not, including, origination fees, syndication fees, due diligence costs, broken deal expenses, bank service fees, fees and expenses of custodians, transfer agents, consultants, experts, travel expenses incurred for investment-related purposes, outside legal counsel, consultants and accountants, administrator's fees of third party administrators (subject to clause (m) below) and financing costs (including interest expenses);

(b)
expenses for liability insurance, including officers and independent directors liability insurance, cyber insurance and other insurance (but excluding the cost of liability insurance covering the Investment Adviser and its officers to the extent that our assets are treated as "plan assets" for purposes of ERISA);

(c)	extraordinary expenses incurred by us (including litigation);

(d)
indemnification and contribution expenses provided, that we will not bear such fees, costs or expenses to the extent that the relevant conduct is not indemnifiable under applicable law, including ERISA, if applicable;

(e)	taxes and other governmental fees and charges;

(f)	administering and servicing and special servicing fees paid to third parties for our benefit;

(g)	the cost of company-related operational and accounting software and related expenses;

(h)
cost of software (including the fees of third-party software developers) used by the Investment Adviser and its affiliates to track and monitor our investments (specifically, cost of software related to data warehousing, portfolio administration/reconciliation, loan pricing and trade settlement attributable to us);

(i)	expenses related to the valuation or appraisal of our investments;

(j)	risk, research and market data-related expenses (including software) incurred for our investments;

(k)
fees, costs and expenses (including legal fees and expenses) incurred to comply with any applicable law, rule or regulation (including regulatory filings such as financial statement filings, ownership filings (Section 16 or Section 13 filings), blue sky filings and registration statement filings, as applicable) to which we are subject or incurred in connection with any governmental inquiry, investigation or proceeding involving us; provided that we will not bear such fees, costs or expenses to the extent that the relevant conduct is not indemnifiable under applicable law, including ERISA, if applicable;

(l)	costs associated with our wind-up, liquidation, dissolution and termination;

(m)
other legal, operating, accounting, tax return preparation and consulting, auditing and administrative expenses in accordance with the Investment Management Agreement and the Administration Agreement and fees for outside services provided to us or on our behalf; provided that if our assets are treated as "plan assets" for purposes of

ERISA, we will not incur such expenses or fees, if such expenses and fees arise in connection with such services, to the extent that they are performed by the Administrator;

(n)
expenses of the board of directors (including the reasonable costs of legal counsel, accountants, financial advisors and/or such other advisors and consultants engaged by the board of directors, as well as travel and out-of-pocket expenses related to the attendance by directors at board of directors meetings), to the extent permitted under applicable law, including ERISA, if applicable;

(o)	annual or special meetings of the shareholders;

(p)
the costs and expenses associated with preparing, filing and delivering to shareholders periodic and other reports and filings required under federal securities laws as a result of our status as a BDC;

(q)	ongoing offering expenses;

(r)	federal and state registration fees pertaining to us;

(s)	costs of company-related proxy statements, shareholders' reports and notices;

(t)	costs associated with obtaining fidelity bonds as required by the 1940 Act and Section 412 of ERISA;

(u)	printing, mailing and all other similar direct expenses relating to us;

(v)
expenses incurred in preparation for or in connection with (or otherwise relating to) any initial public offering or other debt or equity offering conducted by us, including but not limited to external legal and accounting expenses, printing costs, travel and out-of-pocket expenses related to marketing efforts; and

(w)
only to the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, our allocable portion of overhead, including office equipment and supplies, rent and our allocable portion of the compensation paid to accounting, compliance and administrative staff employed by the Investment Adviser or its affiliates who provide services to us necessary for its operation, including related taxes, health insurance and other benefits.

Investment-related expenses with respect to investments in which we invest together with one or more parallel funds (or co-investment vehicles) will generally be allocated among all such entities on the basis of capital invested by each such entity into the relevant investment; provided that if the Investment Adviser reasonably believes that such allocation method would produce an inequitable result to any such entity, the Investment Adviser may allocate such expenses among such entities in any other manner that the Investment Adviser believes in good faith to be fair and equitable.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the BDC's total assets. The principal categories of qualifying assets relevant to our business are any of the following:

1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a)	is organized under the laws of, and has its principal place of business in, the United States;

b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c)	satisfies any of the following:

i)	does not have any class of securities that is traded on a national securities exchange;

ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non‑voting common equity of less than $250.0 million;

iii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv)	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2)	Securities of any eligible portfolio company that the BDC controls.

3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the BDC already owns 60.0% of the outstanding equity of the eligible portfolio company.

5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6)	Cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Significant Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available to the issuer of its securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or its affiliate will provide such managerial assistance on our behalf to portfolio companies that request this assistance.
Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment (collectively, as "temporary investments"), so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Indebtedness and Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of debt if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance, reflecting approximately a 1:1 debt to equity ratio, taking into account the then current fair value of our investments. However, under changes implemented in accordance with the Small Business Credit Availability Act passed in 2018 and with the approval of our board of directors and sole initial shareholder pursuant to Section 61(a)(2) under the 1940 Act, we have elected to be subject to the lower asset coverage ratio of 150% available thereunder in order to maintain maximum flexibility, reflecting a 2:1 debt to equity ratio.
Notwithstanding the foregoing, we do not currently intend to utilize leverage to make new investments, other than in the limited case of the Leverage Arrangements (defined below). As a result, in addition to the foregoing 1940 Act restriction on leverage, we do not currently expect to borrow in excess of the lesser of 10% of our aggregate Committed Capital and $50.0 million, with such leverage arrangements intended to take the form of a subscription line. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes.
While any senior securities remain outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under a credit facility), we must make provisions to prohibit any distribution to our stockholders or the repurchase of our equity securities unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. Under the 1940 Act, we may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage. For the avoidance of doubt, our borrowings, whether for emergency purposes or otherwise, remain subject to compliance with the asset coverage requirements of Section 18 under the 1940 Act as modified by Section 61 thereunder. We will include our assets and liabilities and all of our wholly-owned direct and indirect subsidiaries for purposes of calculating the asset coverage ratio. For a discussion of the risks associated with leverage, see "Item 1A. Risk Factors—Risks Relating to Our Business—Regulations governing the operations of BDCs will affect our ability to raise additional equity capital as well as our ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies" and "—We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us."
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j‑1 under the 1940 Act (the "Code of Ethics") and the Investment Adviser has adopted a code of ethics pursuant to Rule 204A‑1 under the Advisers Act (the "Adviser's Code of Ethics"), each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Code of Ethics and/or the Adviser's Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with either the Code of Ethics' or the Adviser's Code of Ethics' requirements, as applicable. The Code of Ethics is available on the SEC's website at http://www.sec.gov.
Compliance Policies and Procedures
We and the Investment Adviser will adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.
Proxy Voting Policies and Procedures
We intend to delegate our proxy voting responsibility to the Investment Adviser. The Proxy Voting Policies and Procedures of the Investment Adviser are set forth below. The guidelines will be reviewed periodically by the Investment Adviser and our independent directors, and, accordingly, are subject to change.
Introduction
As an investment adviser registered under the Advisers Act, the Investment Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, if applicable, its fiduciary duties under ERISA, it recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.
The policies and procedures for voting proxies for the investment advisory clients of the Investment Adviser are intended to comply with Section 206 of, and Rule 206(4)‑6 under, the Investment Advisers Act of 1940 (the "Advisers Act") and, if applicable, ERISA.
Proxy Policies
The Investment Adviser will vote proxies relating to our securities in our best interest. It will review on a case‑by‑case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by us. Although the Investment Adviser will generally vote against proposals that may have a negative impact on its clients' portfolio securities, it may vote for such a proposal if there exists compelling long‑term reasons to do so.
The proxy voting decisions of Investment Adviser are made by the senior officers who are responsible for monitoring each of its clients' investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy Voting Records
You may obtain, without charge, information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 787 Seventh Avenue, 48th Floor, New York, New York 10019.

Staffing
We do not have any employees. Our day‑to‑day investment operations are managed by the Investment Adviser and the Administrator. See "—Investment Management Agreement". To the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs. Each of our executive officers described under "Part III—Item 10. Directors, Executive Officers and Corporate Governance" is an employee of the Investment Adviser.
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not "emerging growth companies" including, but not limited to:

•
Permission for an "emerging growth company" to defer compliance with any new or revised financial accounting standards until the date that companies that are not "issuers" as defined in Section 2(a) of the Sarbanes-Oxley Act are required to comply; and

•	Exemption for an "emerging growth company" from the Sarbanes-Oxley Act Section 404(b) auditor attestation on management's assessment of its internal controls.
We expect to remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the end of the fiscal year in which the fifth anniversary of any initial public offering by us has occured, (iii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b‑2 under the 1934 Act which would occur if the market value of our shares that are held by non‑affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iv) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the preceding three‑year period.
Investment Period
Our investment period ("Investment Period") will commence on the date of the Initial Closing and shall continue until the 48-month anniversary of the Initial Closing date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding shares elect to forego any such extension, upon not less than ninety days prior written notice to the Investment Adviser. Holders of a majority of our outstanding shares may also terminate the Investment Period as of any earlier anniversary of the date of the Initial Closing date, upon not less than ninety (90) days prior written notice to the Investment Adviser. The Investment Adviser may also terminate the Investment Period as of an earlier date in its discretion.
During the Investment Period, any amounts we receive as a return of capital (as opposed to a return on capital) with respect to our investments may, in the sole discretion of the Investment Adviser, be retained by us, without reducing the shareholders' unfunded Capital Commitments, for the purpose of making investments and/or for such other permissible purposes as set out in our operating documents. While we expect to distribute approximately our entire net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, we may retain certain net capital gains for reinvestment.
After the end of the Investment Period, the shareholders will be released from any further obligation with respect to their then current unfunded Capital Commitments, except to the extent necessary to: (x) fund the Management Fee and other liabilities and expenses throughout the term (including to repay our outstanding financings); (y) complete investments that are in process or that have been committed to as of the end of the Investment Period; and (z) make follow-on investments in an aggregate amount up to 10% of our gross assets.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 imposes a variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-5 of the Exchange Act, beginning for the fiscal year ending December 31, 2020, our management will be required to prepare a report regarding their assessment of their respective internal control over financial reporting;

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports are required to disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act of 2002 requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act of 2002 and will take actions necessary to ensure that we are in compliance therewith.
Reporting Obligations
In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the 1934 Act. As a result, we have filed a registration statement on Form 10 to register our common stock under the 1934 Act. We are required to file annual reports, quarterly reports and current reports with the SEC. This information will be available on the SEC's website at www.sec.gov.
In addition to the above regulatory filings, we shall provide each shareholder with such additional information as it may reasonably request from time to time in connection with such shareholder's ongoing financial and operational due diligence.
Available Information
We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information as required by the 1940 Act. The SEC maintains a website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov.
We make available our reports, proxies and information statements and other information as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC. Information contained on the SEC's website about us is not incorporated into this annual report and should not be considered to be a part of this annual report.
Privacy Notice
Your privacy is very important to us. This Privacy Notice sets forth our policies with respect to non-public personal information about our stockholders and prospective and former stockholders. These policies apply to our stockholders and may be changed at any time, provided a notice of such change is given to you. This notice supersedes any other privacy notice you may have received from us.
Certain disclosures are "permitted under the rules" (for example disclosures to accountants and attorneys for the fund) and the rules allow an individual investor to elect to "opt out" of any other disclosures to unaffiliated third parties. We believe that all of our existing and future anticipated disclosures are permissible under these new rules and will therefore not be affected by an "opt out" election. In the unlikely event we deem it necessary to disclose information, which is not permitted under the rules, we have provided you with an election to "opt out" of such disclosure.
In the European Economic Area ("EEA"), investors subject to EU Regulation 2016/679 on the protection of natural persons with regard to the processing of personal data and on the free movement of such data (the "GDPR") who control and/or process personal data, including any personal data furnished in a subscription agreement provided to us (such as authorized signatories, directors, beneficial owners, etc.) or personal data provided in the course of communicating with us (such as email addresses, business cards, telephone numbers, etc.), are required to ensure, inter alia, that any such data is processed and provided lawfully, fairly and in a transparent manner. The addendum to this Privacy Notice is intended to provide specific information about how we use and process personal data received from investors established in the EEA.
In connection with the formation and ongoing activities of our private investment funds, we collect and maintain nonpublic personal information about our individual investors from the following sources:

a.	Information we receive from you on subscription agreements, investor questionnaires or other forms that you submit to us or contracts that you enter into with us;

b.	Information related to your transactions with us, our affiliates or others; and

c.	Information you provide us directly about your personal finances or personal circumstances, including information obtained from meetings, telephone conversations and electronic communication with you.

We may disclose any of the information we collect, as described above, in connection with the activities of our investment funds to third parties and to our affiliates, including:

a.	Providers of services and products, such as broker-dealers, custodians, banks and others used to finance or facilitate transactions by or operations of our private funds; and

b.	Actual and potential portfolio companies, purchasers thereof and potential co-investors, and each of their respective advisors if requested in connection with an investment or disposition.
We may also disclose nonpublic personal information about you to non-affiliated third parties as permitted or required by law and in accordance with the agreements governing your investment in our private funds, including:

a.	Other service providers to our investment funds, such as those who provide accounting, legal or tax preparation services;

b.	Other partners and potential investors in our investment funds; and transfer agents, portfolio companies, brokerage firms and the like, in connection with distributions to our limited partners.
We have procedures in place that limit access to personal information to those employees who have a reasonable need to know such information in order to perform business services. We maintain physical, electronic and procedural safeguards to guard the non-public personal information that we have obtained from you.
If you have any questions regarding this policy or the treatment of your non-public personal information, please contact our Chief Compliance Officer at (212) 655-0083.

Item 1A.    Risk Factors
An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline. There can be no assurance that we will achieve our investment objective and you may lose all or part of your investment.
RISKS RELATING TO OUR BUSINESS AND STRUCTURE
We have a limited operating history.
We and certain other affiliated entities are newly formed entities which have very limited operations and therefore have no meaningful operating history upon which an investor may evaluate their performance. The prior investment performance described herein (in which we will not participate), as with all performance data, can provide no assurance of our future results. The investment performance of the previous credit funds managed by New Mountain Capital contained herein were achieved under different market conditions and with involvement from investment professionals that may not be involved with our investment activities. Moreover, we are subject to all of the business risks and uncertainties associated with any new fund, including the risk that it will not achieve our investment objective and that the value of our shares of common stock could decline substantially. The past performance of New Mountain Capital or the Investment Adviser's investment professionals is not a reliable indicator of our future performance. Accordingly, investors should draw no conclusions from the performance of any previous credit platform vehicles and should not expect to achieve similar results.
Other than us, the Investment Adviser manages two other companies that are regulated as BDCs and RICs. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under Subchapter M of the Code requires satisfaction of source‑of‑income, asset diversification and annual distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. If we fail to maintain our status as a BDC or qualify as a RIC, our operating flexibility could be significantly reduced.
The Investment Adviser depends on its broader organization's relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the investment professionals of the Investment Adviser fail to maintain existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the investment professionals of the Investment Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that any relationships they currently or may in the future have will generate investment opportunities for us.
Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the U.S., which could have, a materially negative impact on our business, financial condition and results of operations.
The U.S. and global capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of certain major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, signs of deteriorating sovereign debt conditions in Europe and concerns of economic slowdown in China create uncertainty that could lead to further disruptions and instability. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. Government spending and deficit levels, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
U.S. and worldwide economic, political, regulatory and financial market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. For example, the recent outbreak of coronavirus, or COVID-19, in many countries, including the U.S., continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The outbreak of COVID-19 may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.
Additionally, since 2010, several European Union ("EU") countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In June 2016, the United Kingdom ("U.K.") held a referendum in which voters approved an exit from the European Union ("Brexit"), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the U.K. and the European Union. Under current Prime Minister Boris Johnson, the House of Commons passed the Brexit deal on December 20, 2019 and the U.K. formally left the European Union on January 31, 2020. The U.K. is currently in a transition period until December 31, 2020, where agreements surrounding trade and other aspects of the U.K.'s future relationship with the European Union will need to be finalized. Failure to come to terms on a free trade deal could result in checks and tariffs on U.K. goods traveling to the European Union and thus prolong the economic uncertainty. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
The Republican Party currently controls the executive branch and the Senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018, the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. The U.S. may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the U.S. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the U.S. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
We may suffer credit losses.
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently been experiencing.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been on-going discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the U.S. and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our Board in accordance with our valuation policy.
Some of our investments are and may be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. We ((x) through an unaffiliated third-party firm, to the extent that our assets are treated as "plan assets" for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as "plan assets" for purposes of ERISA) value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our Board in accordance with our valuation policy, which is at all times consistent with GAAP. See "Item 1. Business—Valuation of Portfolio Securities" for additional information on valuations." for additional information on valuations.
We will utilize independent third-party and unaffiliated valuation firms for the purposes of valuing our portfolio investments to the extent that such assets are treated as "plan assets" for purposes of ERISA. (See "Item 1. Business—The Administrator".) Under such circumstances, the valuations of such third-party and unaffiliated valuations firms must be used without adjustment.
However, to the extent that our assets are not treated as "plan assets" for purposes of ERISA, our Board still expects to utilize the services of one or more independent third-party valuation firms to aid it in determining the fair value with respect to our material unquoted assets in accordance with our valuation policy. Under such circumstances, the inputs into the determination of fair value of these investments may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
Furthermore, under such circumstances where our assets are not treated as "plan assets" for purposes of ERISA, the types of factors that the Board may take into account in determining the fair value of our investments is generally expanded to include, as appropriate: available market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows and the markets in which it does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition transactions and the principal market and enterprise values. Since these valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value, on any given date, to be materially understated or overstated. In addition, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the realizable value that our investments might warrant.
To the extent that our assets are not treated as "plan assets" for purposes of ERISA, we may adjust quarterly the valuation of our portfolio to reflect our Board's determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.
Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee and John R. Kline, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2019 consisted of approximately 160 employees and senior advisors of New Mountain Capital and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
The Investment Committee, which provides oversight over our investment activities, is provided by the Investment Adviser. The Investment Committee currently consists of five members. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows. To achieve our investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in its investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.
The Investment Adviser has limited experience managing a BDC or a RIC, which could adversely affect our business.
Other than us, the Investment Adviser manages two other companies that are regulated as BDCs and are RICs. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70.0% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under Subchapter M of the Code requires satisfaction of source-of-income, asset diversification and annual distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. The Investment Adviser's lack of experience in managing a portfolio of assets under the constraints applicable to BDCs and RICs may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. If we fail to maintain our status as a BDC or tax treatment as a RIC, our operating flexibility could be significantly reduced.
We may face risks due to shared employees between our Investment Adviser and its affiliates and other activities of the personnel of our Investment Adviser.
Our Investment Adviser expects to rely heavily on the extensive expertise and industry relationships developed by the employees and certain senior advisors of certain of its affiliates to identify and evaluate potential investment opportunities for us. Research from the Investment Adviser's private equity strategy on our behalf will be used to benefit other strategies and clients of our Investment Adviser, its affiliates and affiliated funds.
By reason of their responsibilities in connection with their other activities, certain personnel of our Investment Adviser (or employees and affiliates thereof) may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. In those instances, we will not be free to act upon any such information. Due to these restrictions, we may not be able to initiate a transaction that we otherwise might have initiated and may not be able to sell a portfolio investment that we otherwise might have sold. Conversely, we may not have access to material non-public information in the possession of our Investment Adviser and its affiliates which might be relevant to an investment decision to be made by us, and we may initiate a transaction or sell a portfolio investment which, if such information had been known to us, may not have been undertaken. (See also "—The Investment Committee, the Investment Adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.")
Soft Dollars and research received and conducted on our behalf will be shared by others.
We may and will bear more or less of the costs of soft dollar or other research than other clients of our Investment Adviser and its affiliates who benefit from such products or services. These research products or services may and will also benefit and be used to assist other clients of our Investment Adviser and its affiliates. Research generated for our Investment Adviser's credit strategy on our behalf will be used to benefit other investment strategies of our Investment Adviser and its affiliates. Furthermore, our Investment Adviser's implementation of a credit strategy on our behalf will rely on its affiliates research efforts to manage the client/fund portfolios of such affiliates. Notwithstanding the foregoing, during all periods when our assets are treated as "plan assets" for purposes of ERISA, the Investment Adviser may use soft dollars to obtain products and services on our behalf only to the extent that such products and services fall within the parameters of Section 28(e) of the 1934 Act, as such safe harbor is interpreted by the SEC.

We operate in a highly competitive market for investment opportunities and may not be able to compete effectively.
We compete for investments with other BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements that we must satisfy to maintain our tax treatment as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
We may lose investment opportunities if our pricing, terms and structure do not match those of our competitors. With respect to the investments that we make, we do not seek to compete based primarily on the interest rates we may offer, and we believe that some of our competitors may make loans with interest rates that may be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. If we match our competitors' pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Part of our competitive advantage stems from the fact that we believe the market for middle market lending is underserved by traditional bank lenders and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. We may also compete for investment opportunities with accounts managed by the Investment Adviser or its affiliates. Although the Investment Adviser allocates opportunities in accordance with its policies and procedures, allocations to such other accounts reduces the amount and frequency of opportunities available to us and may not be in our best interests and, consequently, our stockholders. Moreover, the performance of investment opportunities is not known at the time of allocation. If we are not able to compete effectively, our business, financial condition and results of operations may be adversely affected, thus affecting our business, financial condition and results of operations. Because of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify or that we will be able to fully invest our available capital.
Our business, results of operations and financial condition depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective and to grow depends on the Investment Adviser's ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser's structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing on acceptable terms. The Investment Adviser has substantial responsibilities under the Investment Management Agreement and may also be called upon to provide managerial assistance to our eligible portfolio companies. These demands on the time of the Investment Adviser and its investment professionals may distract them or slow our rate of investment. In order to grow, we and the Investment Adviser may need to retain, train, supervise and manage new investment professionals. However, these investment professionals may not be able to contribute effectively to the work of the Investment Adviser. If we are unable to manage our future growth effectively, our business, results of operations and financial condition could be materially adversely affected.
We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us.
We do not intend to utilize leverage to make new investments, although we have elected to utilize a subscription line which is secured by our Aggregate Committed Capital, including to fund portfolio investments pending receipt of amounts drawn from shareholders with respect to unfunded Capital Commitments. We may also guarantee loans made to or in respect of us or our investments or enter into repurchase agreements in respect of investments (together with our subscription line, "Leverage Arrangements").
In accordance with the 1940 Act as presently in effect, BDCs generally are prohibited from incurring additional leverage to the extent it would cause them to have less than a 200% asset coverage ratio, reflecting approximately a 1:1 debt to equity ratio, taking into account the then current fair value of their investments. However, under changes implemented in accordance with the Small Business Credit Availability Act and with the approval of our Board and sole initial shareholder pursuant to Section 61(a)(2) under the 1940 Act, we have elected to be subject to the lower leverage ratio of 150% available thereunder in order to maintain maximum flexibility, reflecting a 2:1 debt to equity ratio.
Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, holders of our common stock will, indirectly, bear the burden of any increase in our expenses as a result of leverage.

If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.
Leverage Arrangements into which we may enter may include covenants that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. Such arrangements may also include a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained a credit facility could limit our ability to make distributions to our stockholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to corporate-level U.S. federal income tax (and any applicable state and local taxes).
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2019, the SEC proposed a rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.
We may need to raise additional capital to grow.
We may need additional capital to fund new investments and grow. We may access the capital markets periodically to issue equity securities. In addition, we may also issue debt securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC status. As a result, these earnings will not be available to fund new investments. If we are unable to access the capital markets or if we are unable to borrow from financial institutions, we may be unable to grow our business and execute our business strategy fully, and our earnings, if any, could decrease, which could have an adverse effect on the value of our securities.
Changes in interest rates may affect our cost of capital and net investment income.
To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
RISKS RELATING TO OUR OPERATIONS
Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
In order for us to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income. As a result of these requirements, we may need to raise capital from other sources to grow our business.
We will accept investments from ERISA Plans
We have and intend to continue to accept investments from Benefit Plan Investors that are subject to oversight under ERISA. As a result, we expect that we will likely be deemed to be "plan assets" under the plan asset regulations promulgated by the Department of Labor, unless (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, neither of which is permanently the case. As a result, we will be required to comply with additional fiduciary and regulatory burdens, including among other things, a requirement that we retain unaffiliated third-party firms to value our portfolio investments, rather than having initial valuations performed by our Investment Adviser. Such regulatory burdens will slow our investment process and potentially cause us to incur additional administrative expenses which could materially and adversely impact our net income and results of operations. Accordingly, all investors should carefully read "ERISA Considerations."
Our ability to enter into transactions with our affiliates is restricted.
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is an affiliate of ours for purposes of the 1940 Act. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The 1940 Act also prohibits certain "joint" transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of Independent Directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we are prohibited from buying or selling any security (other than our securities) from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by any affiliate of the Investment Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
To the extent that our assets are treated as "plan assets" for purposes of ERISA, we will also be prohibited under ERISA from entering into transactions with our affiliates, although we may make co-investments with such entities if appropriate and to the extent permitted under the 1940 Act. See "ERISA Considerations".
The Investment Adviser has significant potential conflicts of interest with us and, consequently, your interests as stockholders which could adversely impact our investment returns.
Our executive officers and directors, as well as the current or future investment professionals of the Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in your interests as stockholders. We are focused primarily on investing in the investments that we target, in the future, the investment professionals of the Investment Adviser and/or New Mountain Capital employees that provide services pursuant to the Investment Management Agreement may manage other funds which may from time to time have overlapping investment objectives with our own and, accordingly, may invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this occurs, the Investment Adviser may face conflicts of interest in allocating investment opportunities to us and such other funds. Although the investment professionals endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by the Investment Adviser or persons affiliated with the Investment Adviser or that certain of these investment funds may be favored over us. When these investment professionals identify an investment, they may be forced to choose which investment fund should make the investment.
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder and ERISA, if applicable, the 1940 Act imposes significant limits on co-investment. On October 8, 2019, the SEC issued the Exemptive Order, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and does not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies. In addition, to the extent that our assets are treated as "plan assets" under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer's capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.
If the Investment Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with ERISA, applicable regulations and regulatory guidance or an exemptive order from the

SEC and our allocation procedures. In addition, we pay management fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our common stock invest in us on a "gross" basis and receive distributions on a "net" basis after our expenses. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.
The Investment Committee, the Investment Adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
The Investment Adviser's investment professionals, Investment Committee or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which we invest, to the extent that such service will not give rise to a prohibited transaction under ERISA, if applicable. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations (including ERISA, if applicable), we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our stockholders. (See also "—We may face risks due to shared employees between our Investment Adviser and its affiliates and other activities of the personnel of our Investment Adviser.")
To the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, the valuation process for certain of our portfolio holdings may create a conflict of interest.
Some of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our Board determines the fair value of these securities in good faith, which will be based on valuations provided by unaffiliated third-party valuation firms if our assets are treated as "plan assets" for purposes of ERISA. In connection with this determination, to the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, investment professionals from the Investment Adviser may provide our Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, John R. Kline, a member of our Board, is an employee of our Investment Adviser. The participation of the Investment Adviser's investment professionals in our valuation process, and the employment relationship between a member of our Board and our Investment Adviser, could result in a conflict of interest.
Conflicts of interest may exist related to other arrangements with the Investment Adviser or its affiliates.
We have entered into a royalty-free license agreement with New Mountain Capital under which New Mountain Capital has agreed to grant us a non-exclusive, royalty-free license to use the name "NMF". In addition, to the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, such as, but not limited to, the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This could create conflicts of interest that our Board must monitor.
The Investment Management Agreement with the Investment Adviser and the Administration Agreement with the Administrator were not negotiated on an arm’s length basis.
The Investment Management Agreement and the Administration Agreement were negotiated between related parties. In addition, we may choose not to enforce, or to enforce less vigorously, our respective rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Investment Adviser, the Administrator and their respective affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to our stockholders.
The Investment Adviser's liability is limited under the Investment Management Agreement, and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.
Under the Investment Management Agreement, the Investment Adviser does not assume any responsibility other than to render the services called for under that agreement, and it is not responsible for any action of our Board in following or declining to follow the Investment Adviser's advice or recommendations. Under the terms of the Investment Management Agreement, the Investment Adviser, its officers, members, personnel, any person controlling or controlled by the Investment Adviser are not liable for acts or omissions performed in accordance with and pursuant to the Investment Management Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith, breach of its fiduciary duties under ERISA, if applicable, or reckless disregard of the Investment Adviser's duties under the Investment Management Agreement. In addition, we have agreed to indemnify the Investment Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted pursuant to authority granted by the Investment Management Agreement, except where attributable to gross negligence, willful misconduct, bad faith, breach of its fiduciary duties under ERISA, if applicable, or reckless disregard of such person's duties under the Investment Management Agreement. These protections may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.
The Investment Adviser can resign upon 60 days' notice, and a suitable replacement may not be found within that time, resulting in disruptions in our operations that could adversely affect our business, results of operations and financial condition.
Under the Investment Management Agreement, the Investment Adviser has the right to resign at any time upon 60 days' written notice, whether a replacement has been found or not. If the Investment Adviser resigns, we may not be able to find a new Investment Adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not able to be found on a timely basis, our business, results of operations and financial condition and our ability to pay distributions are likely to be materially adversely affected. In addition, if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates, the coordination of its internal management and investment activities is likely to suffer. Even if we are able to retain comparable management, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
The Administrator can resign upon 60 days' notice from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.
The Administrator has the right to resign under the Administration Agreement upon 60 days' written notice, whether a replacement has been found or not. If the Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition, as well as our ability to pay distributions, are likely to be adversely affected. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
If we fail to maintain our status as a BDC, our business and operating flexibility could be significantly reduced.
We qualify as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly‑traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed‑end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.
As a BDC, we are prohibited from acquiring any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. We may acquire in the future other investments that are not "qualifying assets" to the extent permitted by the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we would be prohibited from investing in additional assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow‑on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.
Our ability to invest in public companies may be limited in certain circumstances.
To maintain our status as a BDC, we are not permitted to acquire any assets other than in "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow‑on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.
Regulations governing the operations of BDCs may affect our ability to raise additional equity capital as well as our ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies.
Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowing under a credit facility or other indebtedness. In addition, we may also issue additional equity capital, which would in turn increase the equity capital available to us. However, we may not be able to raise additional capital in the future on favorable terms or at all.
We may in the future seek to securitize other portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly‑owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non‑recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. If we are unable to successfully securitize our loan portfolio our ability to grow our business or fully execute our business strategy could be impaired and our earnings, if any, could decrease. The securitization market is subject to changing market conditions, and we may not be able to access this market when it would be otherwise deemed appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization.
We may also obtain capital through the issuance of additional equity capital. As a BDC, we generally are not able to issue or sell our common stock at a price below net asset value per share. If our common stock trades at a discount to our net asset value per share, this restriction could adversely affect our ability to raise equity capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below our net asset value per share if the Board and Independent Directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any underwriting commission or discount). If we raise additional funds by issuing more shares of our common stock, or if we issue senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders may decline and you may experience dilution.
Our business model in the future may depend to an extent upon our referral relationships with private equity sponsors, and the inability of the investment professionals of the Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business strategy.
If the investment professionals of the Investment Adviser fail to maintain existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the investment professionals of the Investment Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that any relationships they currently or may in the future have will generate investment opportunities for us.
We may experience fluctuations in our annual and quarterly results due to the nature of our business.
We could experience fluctuations in our annual and quarterly operating results due to a number of factors, some of which are beyond our control, including the ability or inability of us to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities acquired and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to your interests as stockholders.
Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. As a result, our Board may be able to change our investment policies and objectives without any input from our stockholders. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Maryland law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business and operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
The IRS may audit us and challenge any of the positions taken in regard to our formation, our investments or operations, and such audit may result in an audit of a stockholder's own tax returns and possibly adjustments to the tax liability reflected thereon.
Although we intend to qualify annually as a RIC under Subchapter M of the Code, once we become effective as a BDC, no assurance can be given that we will be able to obtain or maintain our RIC tax treatment. To maintain RIC tax treatment and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source‑of‑income and asset diversification requirements described below.

•
The annual distribution requirement will be satisfied if we distribute dividends to our stockholders during the taxable year equal to at least 90.0% of our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) plus 90% of our net interest income excludable under Section 103(a) of the Code. Because we use debt financing, we would be subject to an asset coverage ratio requirement under the 1940 Act, and we may be subject to certain financial covenants contained in debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders, which distributions are necessary for us to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for tax treatment as a RIC and thus become subject to U.S. corporate‑level federal income tax (and any applicable state and local taxes).

•
The source‑of‑income requirement will be satisfied if at least 90.0% of our allocable share of gross income for each taxable year is derived from dividends, interest payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain "qualified publicly traded partnerships" or other income derived with respect to our business of investing in such stock or securities.

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other such securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by it and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships". Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate‑level U.S. federal income tax (and any applicable state and local taxes). In this event, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions, which would have a material adverse effect on our financial performance.
We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. Such quarterly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving shareholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to our stockholders could be limited. All distributions are paid at the discretion of the Board and depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. The distributions that we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we include in our taxable income our allocable share of certain amounts that we have not yet received in cash, such as original issue discount ("OID") or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan (among other circumstances) or contracted PIK interest and dividends, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Our allocable share of such OID and PIK interest is included in our taxable income before we receive any corresponding cash payments. We may also be required to include in our taxable income our allocable share of certain other amounts that we will not receive in cash.
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate‑level U.S. federal income tax (and any applicable state and local taxes).
We could be required to restructure or liquidate our investment in a subsidiary if applicable provisions of the Code and the Treasury Regulations do not remain in effect.
Upon making an investment through a subsidiary, we intend to comply with the current requirements under the Code and Treasury Regulations for income derived from our investment in the subsidiary to be treated as "qualifying income" from which a RIC must derive at least 90% of its annual gross income. There is no assurance that the applicable provisions of the Code and the Treasury Regulations will remain in effect; these provisions (and interpretations thereof) are subject to change, potentially with retroactive effect. We could be required to restructure or liquidate our investment in a subsidiary accordingly. In the case of such liquidation, there is no guarantee that we would be able to reinvest such investments in securities with comparable returns.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non‑depository commercial lenders could significantly affect our operations and our cost of doing business. Our portfolio companies are subject to U.S. federal, state and local laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, any of which could materially adversely affect our business, including with respect to the types of investments we are permitted to make, and your interests as stockholders potentially with retroactive effect. In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. These changes could result in material changes to our strategies which may result in our investment focus shifting from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have less expertise or little or no experience. Any such changes, if they occur, could have a material adverse effect on our business, results of operations and financial condition and, consequently, the value of your investment in us.
Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non‑bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non‑bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.
We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense and hinder execution of investment strategy.
Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert the attention of our management and Board and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation or activist shareholder matters.
The effect of global climate change may impact the operations of our portfolio companies.
There may be evidence of global climate change. Climate change creates physical and financial risk and potential portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies' financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Although the U.S. ratified the Paris Agreement on November 4, 2016, the current administration announced the U.S. would cease participation. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, at least through November 4, 2020 (the earliest date the U.S. may withdraw from the Paris Agreement), which could increase their operating costs and/or decrease their revenues.
We are not currently required to have comprehensive documentation of our internal controls.
We are not currently required to comply with certain requirements of the Sarbanes‑Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute ("Section 404"), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the 1934 Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. While other vehicles managed by our Investment Adviser and its affiliates are and may in the future be subject to the internal controls requirements of Section 404 and, accordingly, our Investment Adviser and its affiliates have established such internal controls policies, such internal controls policies are not required to be established with respect to us at this time. Accordingly, our internal controls over financial reporting may not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities.
Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report is required to be filed after the date we are no longer an emerging growth company under the JOBS Act. Because we are not currently required to have comprehensive documentation of our internal controls and test our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting.
Our business is highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay distributions.
Our business is highly dependent on the communications and information systems of the Investment Adviser and its affiliates. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and, consequently, negatively affect our ability to pay distributions to our stockholders. In addition, because many of our portfolio companies operate and rely on network infrastructure and enterprise applications and internal technology systems for development, marketing, operational, support and other business activities, a disruption or failure of any or all of these systems in the event of a major telecommunications failure, cyber-attack, fire, earthquake, severe weather conditions or other catastrophic event could cause system interruptions, delays in product development and loss of critical data and could otherwise disrupt their business operations.
Internal and external cyber threats, disease pandemics, as well as other disasters, could impair our ability to conduct business effectively.
The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, disease pandemics, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our Investment Adviser's operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.
A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

RISKS RELATING TO OUR INVESTMENTS
Our investments in portfolio companies may be risky, and we could lose all or part of any of our investments.
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently experienced. Among other things, these companies:

•
may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood that we realize any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of any equity components of our investments;

•
may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence;

•	may be targets of cybersecurity or other technological risks;

•	may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	generally have less publicly available information about their businesses, operations and financial condition.
In addition, in the course of providing significant managerial assistance to certain of our eligible portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies, to the extent permitted under applicable law, including ERISA. We will be entitled to any fees payable by any of our portfolio companies for the services of our officers or directors as directors thereof. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.
Our investment strategy, which is focused primarily on privately held companies, presents certain challenges, including the lack of available information about these companies.
We invest primarily in privately held companies. There is generally little public information about these companies, and, as a result, we must rely on the ability of the Investment Adviser to obtain adequate information to evaluate the potential returns from, and risks related to, investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. They are, thus, generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could adversely affect our investment returns.
Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.
Our investments are almost entirely rated below investment grade or may be unrated, which are often referred to as "leveraged loans", "high yield" or "junk" securities, and may be considered "high risk" compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.

Covenant-lite loans may offer us fewer protections than traditional investments.
Many of the debt investments we may acquire in the secondary market may have less restrictive covenant terms that provide us with fewer protections, called "covenant-lite" loans, that generally provide for fewer restrictions on the borrower's operations and use of proceeds than do debt instruments that contain traditional financial and operating covenants. In particular, borrowers under such covenant-lite loans often have greater flexibility in how they use proceeds of such borrowings, as well as how they operate their business and manage their financial condition. As a result, we may face challenges in recovering on such covenant-lite loans, to the extent they go into distress, and may lack options that would normally be available to us as a lender under more traditional debt structures.
Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.
Our portfolio may be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.
Specifically, companies in the business services industry are subject to general economic downturns and business cycles, and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, companies in the software industry often have narrow product lines and small market shares. Because of rapid technological change, the average selling prices of products and some services provided by software companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by software companies in which we invest may decrease over time. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.
If we make unsecured investments, those investments might not generate sufficient cash flow to service their debt obligations to us.
We may make unsecured investments. Unsecured investments may be subordinated to other obligations of the obligor. Unsecured investments often reflect a greater possibility that adverse changes in the financial condition of the obligor or general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. If we make an unsecured investment in a portfolio company, that portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may increase the risk that its operations might not generate sufficient cash to service its debt obligations.
Defaults by our portfolio companies may harm our operating results.
A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross‑defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that we hold.
We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower's business or exercise control over a borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re‑characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors.
The lack of liquidity in our investments may adversely affect our business.
We invest, and will continue to invest, in companies whose securities are not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required or otherwise choose to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. Because most of our investments are illiquid, we may be unable to dispose of them in which case we could fail to qualify as a RIC and/or a BDC, or we may be unable to do so at a favorable price, and, as a result, we may suffer losses.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we ((x) through an unaffiliated third-party firm, to the extent that our assets are treated as "plan assets" for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as "plan assets" for purposes of ERISA) may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company's securities to publicly traded securities;

•	the enterprise value of a portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company's ability to make payments and its earnings and discounted cash flow;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will use the pricing indicated by the external event to corroborate our valuation. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we are unable to make follow-on investments in our portfolio companies, the value of our investment portfolio could be adversely affected.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to (i) increase or maintain in whole or in part our equity ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow-on investments, subject to the availability of capital resources. If we fail to make follow-on investments, the continued viability of a portfolio company and our investment may, in some circumstances, be jeopardized and we could miss an opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or such follow-on investments would adversely impact our ability to maintain our RIC status.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We can invest in portfolio companies at all levels of the capital structure. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, these debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. In addition, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying the senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
The disposition of our investments may result in contingent liabilities.
Most of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower's business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken in rendering significant managerial assistance.
We generally do not control our portfolio companies.
We generally do not control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants that limit the business and operations of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company as readily as we would otherwise like to or at favorable prices which could decrease the value of our investments.
Economic recessions, downturns or government spending cuts could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay its debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, subject to qualification for or maintenance of our RIC status, we will generally reinvest these proceeds in temporary investments, pending our future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting theses amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity.
Our performance may differ from our Investment Adviser's historical performance as our current investment strategy includes significantly more primary originations in addition to secondary market purchases.
Historically, our Investment Adviser's investment strategy consisted of both primary originations and secondary market purchases of debt securities. While loans that we originate and loans we purchase in the secondary market face many of the same risks associated with the financing of leveraged companies, we may be exposed to different risks depending on specific business considerations for secondary market purchases or origination of loans. Primary originations require substantially more time and resources for sourcing, diligencing and monitoring investments, which may consume a significant portion of our resources. Further, the valuation process for primary originations may be more cumbersome and uncertain due to the lack of comparable market quotes for the investment and would likely require more frequent review by a third-party valuation firm (to the extent not already required in the event that our assets are treated as "plan assets" for purposed of ERISA). This may result in greater costs for us and fluctuations in the quarterly valuations of investments that are primary originations. As a result, primary originations may result in different returns than the types of returns experienced from secondary market purchases of debt securities and may result in the partial or complete loss of your investment.

We may be subject to additional risks if we invest in foreign securities and/or engage in hedging transactions.
The 1940 Act generally requires that 70.0% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the U.S., the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the U.S. Our investment strategy does not presently contemplate significant investments in securities of non-U.S. companies. However, we may desire to make such investments in the future, to the extent that such transactions and investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in foreign companies could expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Investments denominated in foreign currencies would be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.
Engaging in hedging transactions would also, indirectly, entail additional risks to our stockholders. Although it is not currently anticipated that we would engage in hedging transactions as a principal investment strategy, if we determined to engage in hedging transactions, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.
These hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. If we choose to engage in hedging transactions, there can be no assurances that we will achieve the intended benefits of such transactions and, depending on the degree of exposure such transactions could create, such transactions may expose us to risk of loss.
While we may enter into these types of transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.
Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
Concerns have been publicized that some of the member banks surveyed by the British Bankers' Association, or the ‘‘BBA,'' in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our financial instruments tied to LIBOR rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by

Treasury securities, called the Secured Overnight Financing Rate ("SOFR"). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a questions and the future of LIBOR at this time is uncertain.
Additionally, on July 12, 2019 the Staff of the SEC's Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. On December 30, 2019, the SEC's Chairman, Division of Corporate Finance and Office of the Chief Accountant issued a statement to encourage audit committees in particular to understand management's plans to identify and address the risks associated with the elimination of LIBOR, and, specifically, the impact on accounting and financial reporting and any related issues associated with financial products and contracts that reference LIBOR, as the risks associated with the discontinuation of LIBOR and transition to an alternative reference rate will be exacerbated if the work is not completed in a timely manner.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the cessation of LIBOR could:

•
Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;

•
Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;

•	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•
Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•
Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.
There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and share price.
RISKS RELATING TO OUR SECURITIES
Investing in our common stock may involve an above average degree of risk.
The investments we may make may result in a higher amount of risk, volatility or loss of principal than alternative investment options. These investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our common stock may not be suitable for investors with lower risk tolerance.
Our charter and our bylaws, as well as certain statutory and regulatory requirements, could deter takeover attempts.
Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including preferred shares; and a majority of our entire Board may, without shareholder action, amend our charter to increase the number of our shares of any class or series that we have authority to issue. These and other takeover defense provisions may inhibit a change of control in circumstances that could give the holders of our shares the opportunity to realize a premium over the value of our shares.

You may not receive distributions or our distributions may decline or may not grow over time.
We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In particular, our future distributions are dependent upon the investment income we receive on our portfolio investments. To the extent such investment income declines, our ability to pay future distributions may be harmed.
Original Issue Discount and PIK loans
To the extent that we invest in OID instruments, such as zero coupon bonds and loans with contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan's term. To the extent OID or PIK interest constitute a significant portion of our income, we will be exposed to risks associated with such income being required to be included in taxable income prior to receipt of cash, including the following:

•
the higher interest rates of OID instruments and PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•	OID and PIK instruments may have unreliable valuations because their continuing accruals require judgments about the collectability of the deferred payments and the value of the collateral;

•
market prices of zero coupon or PIK instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. PIK instruments are usually less volatile than zero coupon debt instruments, but more volatile than cash pay securities;

•	the deferral of PIK interest on an instrument increases the loan‑to‑value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

•
for accounting purposes, any cash distributions to our shareholders representing OID and PIK income are not treated as coming from paid‑in capital, even if the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our shareholders, the 1940 Act does not require that our shareholders be given notice of this fact by reporting it as a return of capital;

•	the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; and

•	even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan.
Although, we do not intend to do so, if we issue preferred stock, the net asset value and market value of our common stock will likely become more volatile.
At the present time, we do not intend to issue preferred stock. However, to the extent that we do issue preferred stock in the future, we cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of the common stock than if we were not leveraged through the issuance of preferred stock.
We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings, if any, on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.
Holders of any preferred stock we might issue would have the right to elect members of our Board and class voting rights on certain matters.
Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open‑end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other dividends to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our Leverage Arrangements, if any, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to qualify for tax treatment as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.
Shares are registered under the 1934 Act and therefore shareholders may be subject to certain filing requirements.
Because our common stock is registered under the 1934 Act, ownership information for any person who beneficially owns more than 5% of our common stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the 1934 Act, which recaptures for our benefit profits from the purchase and sale of registered stock within a six-month period.
We do not currently intend for our shares to be listed on any national securities exchange.
There is currently no public market for our common stock, and a market for our common stock may never develop. Our common stock is not registered under the Securities Act of 1933, as amended, or any state securities law and is restricted as to transfer by law and the terms of our charter. Our shareholders generally may not sell, assign or transfer its shares without prior written consent of the Investment Adviser, which the Investment Adviser may grant or withhold in its sole discretion.
Except in limited circumstances for legal or regulatory purposes, our shareholders are not entitled to redeem their shares of our common stock. Our shareholders must be prepared to bear the economic risk of an investment in our common stock for an indefinite period of time. While we may in the future undertake to list our securities on a national securities exchange, there can be no assurance that such a listing will be successfully completed. Furthermore, an exchange listing does not ensure that an actual market will develop for a listed security.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices are located at 787 Seventh Avenue, 48th Floor, New York, New York 10019, where we occupy our office space pursuant to our Administration Agreement with the Administrator. The office space is shared with our Investment Adviser, our Administrator and New Mountain Capital. We believe that our current office facilities are suitable and adequate for our business as currently conducted.
Item 3.    Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or the Investment Adviser as of December 31, 2019. From time to time, we or the Investment Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchase of Common Equity
Market Information
Our outstanding shares will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. See "—Sales of Unregistered Securities" for more information. There is currently no public market for the shares, and we do not expect one to develop.
Because shares of our common stock have been, and will be, acquired by investors in one or more transactions "not involving a public offering," they are "restricted securities" and may be required to be held indefinitely. Our shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, which consent, with respect to an ERISA Plan, will not be withheld unreasonably in the case of a change of such ERISA Plan's fiduciaries or trustees, and (ii) the shares are registered under applicable securities laws or specifically exempted from registration (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us. No transfer of shares will be permitted if such transfer may give rise to a prohibited transaction under Section 406(b) of ERISA, and the transferor and the transferee must so represent in any transfer documents.
Shareholders
Please see "Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management" for disclosure regarding the shareholders.
Valuation of Portfolio Securities
Please see "Part I—Item 1. Business—Valuation of Portfolio Securities" for disclosure regarding valuation of portfolio securities.
Distributions
Subject to the requirements of Section 852(a) of the Code and the terms of any indebtedness or preferred shares, distributions of proceeds will be made to the shareholders pro rata based on the number of shares held by each shareholder.
Retention of Proceeds
Subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or preferred shares, during the Investment Period, we may retain, in whole or in part, any proceeds attributable to portfolio investments. Any retained proceeds that represent net investment income will be treated as a deemed distribution by us to the shareholders and a deemed re-contribution by the shareholders to us, and the aggregate undrawn commitments of all shareholders will be reduced accordingly. We may use the amounts so retained to make investments, pay our fees and expenses, repay our borrowings, or fund reasonable reserves for our future expenses or other obligations (including obligations to make indemnification advances and payments to the extent such advances and payments would be permitted under applicable law, including ERISA, if applicable); provided, however, that, after the expiration of the Investment Period, no part of such retained amounts will be used to make any investment for which we would not be permitted to draw down Commitments. We will treat any retained proceeds that represent net investment income as a deemed distribution to shareholders and a deemed re-contribution by the shareholders, and the aggregate undrawn commitments of all shareholders will be reduced accordingly. For the avoidance of doubt, even if the undrawn commitment of the shares becomes zero, we may continue to retain proceeds that represent net investment income as described above for the purpose of paying our operating costs (including expenses, the Management Fee, payments to the Administrator (to the extent our assets are not treated as "plan assets" for purposes of ERISA—See "Item 1. Business—The Administrator") and any indemnification obligations to the extent permitted under applicable law, including ERISA, if applicable) and debt service of any borrowings we have made.
Sales of Unregistered Securities
On April 15, 2019, in conjunction with our formation, we issued and sold 100 shares of common stock at an aggregate purchase price of $1,000 to the Investment Adviser. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Item 6.    Selected Financial Data
The selected financial data should be read in conjunction with the respective financial statements and related notes thereto and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. Financial information for the period from January 23, 2019 (inception) to December 31, 2019 has been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. Our financial statements and related notes thereto that were audited by Deloitte & Touche LLP, an independent registered public accounting firm.

For the period from January 23, 2019 (inception) to
December 31, 2019
Statement of Operations Data:
Total expenses	$688,306
Net loss	(688,306)
Net decrease in net assets resulting from operations	(688,306)
Per share data:
Net asset value	$(6,873.06)
Net decrease in net assets resulting from operations (basic & diluted)	(6,883.06)

December 31, 2019
Statement of Assets and Liabilities Data:
Total assets	$186,618
Total liabilities	873,924
Total net assets	(687,306)
Other data:
Total return(1)	N/M
Weighted average common shares outstanding for the period (basic & diluted)(2)	100

(1)	N/M—Calculations are not meaningful since we are in the development stage and have not commenced investment operations.

(2)	Our weighted average number of shares outstanding is based on the period from April 15, 2019 (issuance of initial shares) to December 31, 2019.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to NMF SLF I, Inc. (collectively, "we", "us", "our", or the "Company").
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•	statements concerning the impact of a protracted decline in the liquidity of credit markets;

•	the general economy, including interest and inflation rates, and its impact on the industries in which we invest;

•	our future operating results, our business prospects and the adequacy of our cash resources and working capital;

•	the ability of our portfolio companies to achieve their objectives;

•	our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of those investments;

•	the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;

•
actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles; and

•	the risk factors set forth in Part I—Item 1A.—Risk Factors, contained in this annual report.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Part I—Item 1A.—Risk Factors contained in this annual report.
We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the United States Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview
We are a Maryland corporation formed on January 23, 2019. We are a closed-end, non-diversified management investment company that intends to elect to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for United States ("U.S.") federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As of December 31, 2019, we are in the development stage and have not commenced investment operations.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital Group, L.P. whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to our's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital Group, L.P., provides the administrative services necessary to conduct our day-to-day operations.
We expect to conduct a private offering (the "Private Offering") of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any private offering, each investor in the Private Offering will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We anticipate commencing our loan origination and investment activities on the date we issue shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"). We may conduct subsequent closing at times during its investment period (the "Investment Period"), which will commence on the Initial Closing Date and shall initially continue until the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of the Company's outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the subscription agreement entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in or originating first lien and unitranche leveraged loans in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We expect to make investments through both primary originations and open-market secondary purchases. We will predominantly target investments in U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance.
As of December 31, 2019, we are in development stage and have not commenced investment operations.
Recent Developments
On January 22, 2020, we entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser and an administration agreement (the "Administration Agreement") with the Administrator.
On January 27, 2020, we entered into Subscription Agreements with several investors providing for the private placement of common shares. On February 3, 2020, we delivered a drawdown notice to the investors relating to the issuance of 5,249,900 shares of common stock for an aggregate offering price of $52,499,000. The common shares were issued to the investors on February 18, 2020. On March 12, 2020, we delivered a drawdown notice to the investors relating to the issuance of 5,250,000 shares of common stock for an aggregate offering price of $52,500,000. The common shares were issued to the investors on March 26, 2020.
On February 25, 2020, we entered into a Revolving Credit Agreement (the "Wells Subscription Line") with Wells Fargo Bank, National Association (the "Wells Fargo"). The Wells Subscription Line will mature on February 25, 2022, if not further extended by that date, and has a maximum facility amount of $50,000,000. Under the Wells Subscription Line, we are

permitted to borrow up to the lesser of $50,000,000 and the Borrowing Base. The "Borrowing Base" is based upon the unfunded capital commitments of our subscribed investors that have been approved by Wells Fargo and meet certain criteria. The advance rate for such investors that meet a rating requirement or Wells Fargo net worth criteria or in the case of certain investors specified by Wells Fargo (the "Specified Investors") is 90% but may be subject to concentration limits. The concentration limits do not apply to the Specified Investors. The advance rate for other investors designated by Wells Fargo is 65%. The Wells Subscription Line contains certain customary affirmative and negative covenants and events of default.
From February 25, 2020 through March 25, 2020, the Wells Subscription Line bears interest at a rate of either LIBOR plus 1.55% per annum or Reference Rate (as defined by the Revolving Credit Agreement) plus 0.55% per annum. After March 25, 2020, the Wells Subscription Line bears interest at a rate of either LIBOR plus 1.50% per annum or Reference Rate plus 0.50% per annum.
The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of our future investments will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the financial markets and the overall economy, all of which are highly uncertain and cannot be predicted.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.
Basis of Accounting
We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
Deferred offering costs—The Company's deferred offering costs consists of fees and expenses incurred in connection with the offering of the Company's common stock. Upon the issuance of common stock, offering costs are charged as a direct reduction of net assets. Deferred offering costs are included on the Company's Statement of Assets and Liabilities. Any organizational and offering expenses paid by the Company in excess of $1,000,000 will be borne by the Investment Adviser and cannot be recouped by the Investment Adviser.
Organizational expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company. All such amounts are expensed as incurred in the Statement of Operations. Any organizational and offering expenses paid by the Company in excess of $1,000,000 will be borne by the Investment Adviser and cannot be recouped by the Investment Adviser.
Income taxes—The Company will file a corporate income tax return for the short year ended December 31, 2019. For the year ended December 31, 2019, the Company recorded a total income tax provision of approximately $57 (current income tax expense of approximately $57 and a deferred income tax expense of approximately $0).  As of December 31, 2019, the Company had a net deferred tax asset of approximately $57 primarily relating to certain differences between the computation of income for U.S. federal and state income tax purposes as compared to GAAP.  The Company has recorded a full valuation allowance against the deferred tax asset as the Company does not expect to be able to utilize the deferred tax asset.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 ("ASC 740") through December 31, 2019.  The 2019 tax year and forward remains subject to examination by the U.S. Federal, state, and local tax authorities. The Company intends to elect to be treated as a RIC under Subchapter M of the Code with the filing of its first tax return for the year in which it becomes effective as a BDC, and thereafter intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its stockholders.
To qualify and be subject to tax as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.

Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
For U.S. federal income tax purposes, distributions paid to shareholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof.
The Company will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year.
Earnings per share—Our earnings per share ("EPS") amounts have been computed based on the weighted-average number of shares outstanding for the period from April 15, 2019 (issuance of initial shares) to December 31, 2019. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period of computation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares assuming all potential shares had been issued, and its related net impact to net assets accounted for, and the additional shares were dilutive.
Portfolio and Investment Activity
As of December 31, 2019, we have not commenced investment operations and thus do not have portfolio and investment activities.
Recent Accounting Standards Updates
See Part II—Item 8.—Financial Statements and Supplementary Data—Note 9. Recent Accounting Standard Updates for details on recent accounting standards updates.
Results of Operations for the period from January 23, 2019 (inception) to December 31, 2019
Revenue
Investment income for the period from January 23, 2019 (inception) to December 31, 2019 was $0 as we have not yet commenced investment operations.
Operating Expenses

For the period from January 23, 2019 (inception) to
December 31, 2019
Organizational expenses	$626,758
Professional fees	56,314
Other general and administrative expenses	5,177
Net expenses before income taxes	688,249
Income tax expense	57
Net expenses after income taxes	$688,306
For the period from January 23, 2019 (inception) to December 31, 2019, we incurred organizational costs of $626,758 related to our formation and organization. We anticipate formation costs to decrease in relation to our income as we move further away from the date of inception.
Liquidity and Capital Resources
The primary use of any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of common stock, (2) cash flows from future investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the "SBCA") upon organization, the Investment Adviser, as the initial shareholder, has authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) (2) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our shareholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). Once we elected to be regulated as a BDC in January 2020, we became subject to these requirements.
At December 31, 2019, we had cash and cash equivalents of $1,000. No cash was used in operating activities for the period from January 23, 2019 (inception) to December 31, 2019. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments to purchase shares of our common stock.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future.
As of December 31, 2019, we are still in development stage and have not yet commenced investment operations.
Contractual Obligations
At December 31, 2019, we were not a party to any contractual obligations as we had not yet begun operations. See "—Recent Developments" for contractual obligations we became a party to subsequent to December 31, 2019.
Distributions and Dividends
We intend to pay quarterly distributions to our shareholders in amounts sufficient to qualify as and maintain our status as a RIC (once we become effective as a BDC). We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
Tax characteristics of all distributions to be paid will be reported to shareholders on Form 1099 after the end of the calendar year.
Related Parties
We intend to enter into a number of business relationships with affiliated or related parties, including the following:

•
We intend to enter into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital will be entitled to any profits earned by the Investment Adviser, which will include any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.

•
We intend to enter into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator will arrange our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which will include the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived.

•
We, the Investment Adviser and the Administrator expect to enter into a royalty-free Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital will grant us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the name "New Mountain".

In addition, we will adopt a formal Code of Ethics that governs the conduct of our officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act and the Maryland General Corporation Law (the "MCGL").
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57 (o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our shareholders and is consistent with our then-current investment objective and strategies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. We plan to invest primarily in illiquid debt securities of private companies. Most of our future investments will not have a readily available market price, and we ((x) through an unaffiliated third-party firm, to the extent that our assets are treated as "plan assets" for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as "plan assets" for purposes of ERISA) will value these future investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each future portfolio investment while employing a consistently applied valuation process for the types of future investments we make. See "Item 1. Business—Valuation of Portfolio Securities."

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of NMF SLF I, Inc.
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying statement of assets and liabilities of NMF SLF I, Inc. (the "Company") as of December 31, 2019, the related statements of operations, changes in net assets, and cash flows for the period from January 23, 2019 (inception) to December 31, 2019, the financial highlights for the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations, changes in net assets, cash flows, and the financial highlights for the period then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

March 27, 2020

We have served as the Company’s auditor since 2019.

NMF SLF I, Inc.
Statement of Assets and Liabilities

December 31, 2019
Assets
Cash and cash equivalents	$1,000
Deferred offerings costs	163,399
Prepaid expenses	22,219
Total assets	$186,618
Liabilities
Accrued organizational and offering expenses	$488,468
Payable to affiliates	331,807
Accrued expenses	53,649
Total liabilities	873,924
Commitments and contingencies (See Note 5)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 100 shares issued and outstanding	—
Paid in capital in excess of par	1,000
Accumulated undistributed losses	(688,306)
Total net assets	$(687,306)
Net asset value per share	$(6,873.06)

The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Statement of Operations

For the period from January 23, 2019 (inception) to
December 31, 2019
Expenses
Organizational expenses	$626,758
Professional fees	56,314
Other general and administrative expenses	5,177
Total expenses	688,249
Net loss before income taxes	(688,249)
Income tax expense	57
Net loss	(688,306)
Net decrease in net assets resulting from operations	$(688,306)
Earnings per share (basic & diluted)	$(6,883.06)
Weighted average shares of common stock outstanding - basic & diluted(1)	100

(1)	The Company's weighted average number of shares outstanding is based on the period from April 15, 2019 (issuance of initial shares) to December 31, 2019.

The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Statement of Changes in Net Assets

For the period from January 23, 2019 (inception) to
December 31, 2019
Decrease in net assets resulting from operations:
Net loss	$(688,306)
Net decrease in net assets resulting from operations	(688,306)
Capital transactions
Net proceeds from shares of common stock sold	1,000
Total net increase in net assets resulting from capital transactions	1,000
Net decrease in net assets	(687,306)
Net assets at the beginning of the period	—
Net assets at the end of the period	$(687,306)

Capital share activity
Shares of common stock sold	100
Net increase in shares of common stock outstanding	100

The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Statement of Cash Flows

For the period from January 23, 2019 (inception) to
December 31, 2019
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(688,306)
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
(Increase) decrease in operating assets:
Deferred offering costs	(163,399)
Prepaid expenses	(22,219)
Increase (decrease) in operating liabilities:
Accrued organizational and offering expenses	488,468
Payable to affiliates	331,807
Accrued expenses	53,649
Net cash flows used in operating activities	—
Cash flows from financing activities
Net proceeds from issuance of common stock	1,000
Net cash flows provided by financing activities	1,000
Net increase in cash and cash equivalents	1,000
Cash and cash equivalents at the beginning of the period	—
Cash and cash equivalents at the end of the period	$1,000

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements of
NMF SLF I, Inc.
December 31, 2019

Note 1. Formation and Business Purpose
NMF SLF I, Inc. (the "Company"), formerly known as NMF Senior Loan Fund I, Inc., is a Maryland corporation formed on January 23, 2019. The Company is a closed-end, a non-diversified management investment company that intends to elect to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company intends to elect to be treated for United States ("U.S.") federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As of December 31, 2019, the Company is in the development stage and has not commenced investment operations.
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital Group, L.P., provides the administrative services necessary to conduct the Company's day-to-day operations.
The Company expects to conduct a private offering (the "Private Offering") of its common stock to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended. At the closing of any Private Offering, each investor will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with the Company. The Company anticipates commencing our loan origination and investment activities on the date it issues shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"). The Company may conduct subsequent closings at times during its investment period (the "Investment Period"), which will commence on the Initial Closing Date and shall initially continue until the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of the Company's outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the subscription agreement entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company will make investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and will invest in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000,000 and $200,000,000. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2019.

Notes to the Financial Statements of
NMF SLF I, Inc. (Continued)
December 31, 2019

Deferred offering costs—The Company's deferred offering costs consists of fees and expenses incurred in connection with the offering of the Company's common stock. Upon the issuance of common stock, offering costs are charged as a direct reduction of net assets. Deferred offering costs are included on the Company's Statement of Assets and Liabilities. Any organizational and offering expenses paid by the Company in excess of $1,000,000 will be borne by the Investment Adviser and cannot be recouped by the Investment Adviser.
Organizational expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company. All such amounts are expensed as incurred in the Statement of Operations. Any organizational and offering expenses paid by the Company in excess of $1,000,000 will be borne by the Investment Adviser and cannot be recouped by the Investment Adviser.
Income taxes—The Company will file a corporate income tax return for the short year ended December 31, 2019. For the year ended December 31, 2019, the Company recorded a total income tax provision of approximately $57 (current income tax expense of approximately $57 and a deferred income tax expense of approximately $0).  As of December 31, 2019, the Company had a net deferred tax asset of approximately $57 primarily relating to certain differences between the computation of income for U.S. federal and state income tax purposes as compared to GAAP.  The Company has recorded a full valuation allowance against the deferred tax asset as the Company does not expect to be able to utilize the deferred tax asset.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 ("ASC 740") through December 31, 2019.  The 2019 tax year and forward remains subject to examination by the U.S. Federal, state, and local tax authorities. The Company intends to elect to be treated as a RIC under Subchapter M of the Code with the filing of its first tax return for the year in which it becomes effective as a BDC, and thereafter intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its stockholders.
To continue to qualify and be subject to tax as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
For U.S. federal income tax purposes, distributions paid to shareholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof.
The Company will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year.
Earnings per share—The Company's earnings per share ("EPS") amounts have been computed based on the weighted-average number of shares outstanding for the period from April 15, 2019 (issuance of initial shares) to December 31, 2019. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period of computation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares assuming all potential shares had been issued, and its related net impact to net assets accounted for, and the additional shares were dilutive.
Use of estimates—The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Company's financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in the economic environment, financial markets, and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.

Notes to the Financial Statements of
NMF SLF I, Inc. (Continued)
December 31, 2019

Note 3. Agreements and Related Parties
The Company intends to enter into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to the Company. For providing these services, the Investment Adviser will receive an annual base management fee from the Company.
Pursuant to the Investment Management Agreement, during the Company's investment period, the base management fee will be calculated at an annual blended rate with respect to the Company's then-current aggregate committed capital by reference to (i) 0.70% (the "Initial Fee Rate"), in the case of the aggregate capital commitments received in the initial closing (the "Initial Commitments", and such fee, the "Initial Management Fee"), and (ii) 0.60% (the "Subsequent Fee Rate") in the case of the aggregate capital commitments received in a subsequent closing (the "Subsequent Commitments," and such fee with respect thereto, a "Subsequent Management Fee"), subject, in each case, to the adjustments described below. Specifically, the Initial Fee Rate will be subject to reduction during the first 11 quarters following the initial closing. In addition, the Subsequent Fee Rate with respect to the Subsequent Commitments received in a subsequent closing will be reduced during the first 5 quarters following such subsequent closing. The base management fee will be payable quarterly in arrears.
The Company intends to enter into the administration agreement ("Administration Agreement") with the Administrator under which the Administrator will provide administrative services. The Administrator will maintain, or oversee the maintenance of, the Company's financial records, prepare reports filed with the United States Securities and Exchange Commission (the "SEC"), generally monitor the payment of the Company's expenses and oversee the performance of administrative and professional services rendered by others.
The Company intends to enter into a Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital will agree to grant the Company a non-exclusive, royalty-free license to use the "New Mountain" and the "NMF" names under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain" and "NMF" names, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company will have no legal right to the "New Mountain" or the "NMF" names.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. In addition, to the extent that the Company's assets are treated as "plan assets" under the Employee Retirement Income Security Act of 1974, as amended and any regulations promulgated thereunder, the Company will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective future investments are at the same level of such issuer's capital structure; provided, that in no event will the Company co-invest with any other fund or entity in contravention of the 1940 Act.
Note 4. Regulation
The Company intends to elect to be treated as a RIC under Subchapter M of the Code with the filing of its tax return for the year in which it becomes effective as a BDC, and thereafter intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90.0% of investment company taxable income,

Notes to the Financial Statements of
NMF SLF I, Inc. (Continued)
December 31, 2019

as defined by the Code, for each year. The Company intends to make the requisite distributions to its stockholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all eligible portfolio companies managerial assistance.
Note 5. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. As of December 31, 2019, the Company has no commitments or contingencies.
Note 6. Net Assets
In connection with its formation, the Company had the authority to issue 500,000,000 common shares at $0.001 per share par value.
On April 15, 2019, the Company issued 100 common shares for $1,000 to the Investment Adviser. The Company has not engaged in any other equity transactions as of December 31, 2019.
Note 7. Financial Highlights
The following information sets forth the Company's financial highlights for the period from January 23, 2019 (inception) to December 31, 2019.

For the period from January 23, 2019 (inception) to
December 31, 2019
Per share data:
Net asset value, January 23, 2019	$—
Net loss	(6,883.06)
Net decrease in net assets resulting from operations	(6,883.06)
Issuance of common shares	10.00
Net asset value, December 31, 2019	$(6,873.06)
Total return	N/M
Shares outstanding at end of period	100
Average weighted shares outstanding for the period	100
Average net assets for the period	N/M
Ratio to average net assets:
Net loss	N/M
Total expenses	N/M

N/M—not meaningful since the Company is in the development stage and has not commenced investment operations.

Notes to the Financial Statements of
NMF SLF I, Inc. (Continued)
December 31, 2019

Note 8. Selected Quarterly Financial Data (unaudited)
Below are the Company's quarterly results of operations for each quarter during the period from January 23, 2019 (inception) to December 31, 2019.

	Total Investment Income		Net Investment Loss		Total Net Realized Gains (Losses) and Net Changes in Unrealized Appreciation (Depreciation) of Investments		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2019	$—	$—	$(94,508)	$(945.08)	$—	$—	$(94,508)	$(945.08)
September 30, 2019(1)	—	—	(593,798)	(5,937.98)	—	—	(593,798)	(5,937.98)

(1)	Reflects the results of operations for the period from January 23, 2019 (inception) to September 30, 2019.
Note 9. Recent Accounting Standards Updates
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt ASU 2018-13 as of December 31, 2019.
Note 10. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from recent developments through the date the financial statements were issued. There have been no subsequent events that require recognition or disclosure in these financial statements other than those described below.
On January 22, 2020, the Company entered into and investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser and an administration agreement (the "Administration Agreement") with the Administrator.
On January 27, 2020, the Company entered into Subscription Agreements with several investors providing for the private placement of common shares. On February 3, 2020, the Company delivered a drawdown notice to its investors relating to the issuance of 5,249,900 shares of common stock for an aggregate offering price of $52,499,000. The common shares were issued to the investors on February 18, 2020. On March 12, 2020, the Company delivered a drawdown notice to the investors relating to the issuance of 5,250,000 shares of common stock for an aggregate offering price of $52,500,000. The common shares were issued to the investors on March 26, 2020.
On February 25, 2020, the Company entered into a Revolving Credit Agreement (the "Wells Subscription Line") with Wells Fargo Bank, National Association ("Wells Fargo"). The Wells Subscription Line will mature on February 25, 2022, if not further extended by that date, and has a maximum facility amount of $50,000,000. Under the Wells Subscription Line, the Company is permitted to borrow up to the lesser of $50,000,000 and the Borrowing Base. The "Borrowing Base" is based upon the unfunded capital commitments of subscribed investors in the Company that have been approved by Wells Fargo and meet certain criteria. The advance rate for such investors that meet a rating requirement or Wells Fargo net worth criteria or in the case of certain investors specified by Wells Fargo (the "Specified Investors") is 90% but may be subject to concentration limits. The concentration limits do not apply to the Specified Investors. The advance rate for other investors designated by Wells Fargo is 65%. The Wells Subscription Line contains certain customary affirmative and negative covenants and events of default.
From February 25, 2020 through March 25, 2020, the Wells Subscription Line bears interest at a rate of either LIBOR plus 1.55% per annum or Reference Rate (as defined by the Revolving Credit Agreement) plus 0.55% per annum. After March

Notes to the Financial Statements of
NMF SLF I, Inc. (Continued)
December 31, 2019

25, 2020, the Wells Subscription Line bears interest at a rate of either LIBOR plus 1.50% per annum or Reference Rate plus 0.50% per annum.
The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company's future investments will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the financial markets and the overall economy, all of which are highly uncertain and cannot be predicted.

The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of December 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Report of Management on Internal Control Over Financial Reporting
This annual report does not include an annual report of management's assessment regarding internal control over financial reporting or attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly reporting companies.

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Our business and affairs are managed under the direction of our board of directors (the "Board"). Our Board appoints our officers, who serve at the discretion of our Board. Our Board has an audit committee, a nominating and corporate governance committee and a valuation committee and may establish additional committees from time to time as necessary.
Our Board consists of four members, three of whom are classified under Section 2(a)(19) of the 1940 Act as non-interested persons. Each director will hold office for a one-year term. At each annual meeting of our stockholders, the successors to the directors whose terms expire at each such meeting will be elected to hold office for a one-year term expiring at the next annual meeting of stockholders following their election. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. We have elected to be subject to the provision of Subtitle 8 of Title 3 of the Maryland General Corporation Law (the "MGCL") providing that, except as may be provided by our Board in setting the terms of any class or series of preferred stock, any and all vacancies on our Board may be filled only by the affirmative vote of a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum, and any director elected to fill a vacancy will serve for the remainder of the full term of the directorship in which the vacancy occurred and until a successor is elected and qualified, subject to any applicable requirements of the 1940 Act. Our charter will also provide that any director, or the entire Board, may be removed at any time, with or without cause, by the affirmative vote of at least a majority of the votes entitled to be cast generally in the election of directors.
Directors
Information regarding our Board is set forth below. The directors have been divided into two groups—independent directors and interested directors. Our interested directors are "interested persons" of the Company as defined in Section 2(a)(19) of the 1940 Act. The address for each director is c/o NMF SLF I, Inc., 787 Seventh Avenue, 48th Floor, New York, New York 10019.

Name	Age	Position(s)	Director Since
Independent Directors
Alfred F. Hurley, Jr.	65	Director	2019
David Ogens	65	Director	2019
John P. Malfettone	63	Director	2019
Interested Directors
John R. Kline	44	Director and Chairman of our Board, President and Chief Operating Officer	2019
Executive Officers Who Are Not Directors
Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)
Robert A. Hamwee	49	Chief Executive Officer
Karrie J. Jerry	45	Chief Compliance Officer and Corporate Secretary
Shiraz Y. Kajee	40	Chief Financial Officer and Treasurer
Adam B. Weinstein	41	Executive Vice President
The address for each executive officer is c/o New Mountain, 787 Seventh Avenue, 48th Floor, New York, New York 10019.
Biographical Information
Directors
Each of our directors has demonstrated high character and integrity, superior credentials and recognition in his respective field and the relevant expertise and experience upon which to be able to offer advice and guidance to our management. Each of our directors also has sufficient time available to devote to our affairs, is able to work with the other members of the Board and contribute to our success and can represent the long-term interests of our stockholders as a whole. We have selected our current directors to provide a range of backgrounds and experience to our Board. Set forth below is biographical information for each director, including a discussion of the director's particular experience, qualifications, attributes or skills that led us to conclude, as of the date of this report, that the individual should serve as a director, in light of our business and structure.
Independent Directors
Alfred F. Hurley, Jr. has been our director since 2019. He was a Vice Chairman of Emigrant Bank and Emigrant Bancorp (collectively, the "Bank") from 2007 and 2009, respectively, to December 2012 and was a consultant to the Bank during 2013. His responsibilities at the Bank included advising the Bank's CEO on acquisitions and divestitures, asset/liability management, and new products. In addition, he was the Chairman of the Bank's Credit and Risk Management Committee from 2008 to 2012 and the Bank's acting Chief Risk Officer until January 2012. Before joining the Bank, Mr. Hurley was the Chief Executive Officer of M. Safra & Co., a private money management firm, from 2004 to 2007. Prior to joining M. Safra & Co., Mr. Hurley worked at Merrill Lynch ("ML") from 1976 to 2004. His most recent management positions included serving as Senior Vice President of ML & Co. and Head of Global Private Equity Investing, Managing Director and Head of Japan Investment Banking and Capital Markets, Managing Director and Co-Head of the Global Manufacturing and Services Group, and Managing Director and Head of the Global Automotive Aerospace and Transportation Group. As part of the management duties described above, he was a member of the Corporate and Institutional Client Group ("CICG") Executive Committee which had global responsibility for the firm's equity, debt, investment banking and private equity businesses, a member of the Japan CICG Executive Committee, and a member of the Global Investment Banking Management and Operating Group Committees. Mr. Hurley has served as a director of New Mountain Finance Corporation ("NMFC") since November 2010 and a director of New Mountain Guardian III BDC, L.L.C. since 2019. He is also a member of the board of directors of Merrill Corporation, which is a privately held company that provides outsourced solutions for complex, regulated and confidential business information, where he serves as Chairman of the Compensation and Governance and Human Resources Committee and as a member of the audit committee. Since June 2016, Mr. Hurley has served as a member of the board of directors of The Stars Group Inc., a publicly listed technology gaming company, where he serves as Chairman of the Corporate Governance, Nominating & Compensation Committee. Since December 2017, Mr. Hurley has been the Fortress Voting Proxy and Voting Proxy Appointed Manager for LSQ to the Ligado Networks, Inc. Board of Managers. Since May of 2018, Mr. Hurley has served as Chairman of TSI Holdings, Inc., which is the holding company for TransWorld Systems, Inc. (“TWS”). TWS is a leading analytics driven provider of accounts receivable management healthcare revenue cycle and loan services solutions.  Mr. Hurley is also a member of TSI’s audit committee and chairman of the compensation committee. Since April 2019, Mr. Hurley has served as chairman of privately held Purified Ingredients, Inc. which is a leading U.S. producer of wheat protein, as well as biofuels and animal nutrition. Mr. Hurley is also a member of Purefied’s audit committee and chairman of the compensation committee. Since February 2014, Mr. Hurley is the sole member of a consulting business, Alfred F. Hurley, Jr. & Company, LLC. Mr. Hurley graduated from Princeton University with an Bachelor of Arts ("B.A." or "A.B.") in History, cum laude.
Mr. Hurley brings his experience in risk management as well as his experience in the banking and money management industries to our Board. This background positions Mr. Hurley well to serve as our director.
David Ogens has been our director since 2019. He has served as the President and a Director of Med Inc. since 2011, a company that provides complex rehabilitation services to patients with serious muscular/neuro diseases. Previously, Mr. Ogens served as Senior Managing Director and Head of Investment Banking at Leerink Swann LLC, a specialized healthcare investment bank focused on emerging growth healthcare companies, from 2005 to 2009. Prior to serving at Leerink Swann LLC, Mr. Ogens was Chairman and Co-Founder of SCS Financial Services, LLC, a private wealth management firm. Before co-founding SCS Financial Services, LLC in 2002, Mr. Ogens was a Managing Director in the Investment Banking Division of Goldman, Sachs & Co, where he served as a senior investment banker and a head of the High Technology Investment Banking Group. He has served as a director of NMFC since November 2010 and a director of New Mountain Guardian III BDC, L.L.C. since 2019. Mr. Ogens received his B.A. and Master of Business Administration ("M.B.A.") from the University of Virginia.
Mr. Ogens brings his experience in wealth management and investment banking, including experience with debt issuances, as well as industry-specific expertise in the healthcare industry to our Board. This background positions Mr. Ogens well to serve as our director.
John P. Malfettone has been a director of the Company since 2019. He has previously served as the Senior Managing Director at Clayton, Dubilier & Rice ("CD&R"), a global private investment firm based in New York that manages over $28 billion of assets representing over 80 companies across a broad range of industries. Mr. Malfettone joined CD&R in 2010; he was a leader of the CD&R's Portfolio Procurement and Portfolio Insurance Programs. He also served as the Chief Compliance Officer. Previously from 2004 to 2010, Mr. Malfettone served as a Partner, Chief Operating Officer and Chief Compliance Officer at Oak Hill Capital Partners, a leading U.S. based middle market private equity firm focused on core sectors such as consumer, retail and distribution, industrials, media and communications and services. Prior to joining Oak Hill, he worked for 12 years at General Electric Co. (GE) serving numerous roles since 1990, including that of a Managing Director at GE's private equity business. Before GE, Mr. Malfettone started his career at KPMG in 1977 and was a promoted to partner in 1988. Mr. Malfettone has been a CPA since 1978 and earned his Bachelor of Sciences ("B.S.") in Accounting, magna cum laude, from the University of Connecticut.
Mr. Malfettone brings his experience in investment management, including perspectives related to audit and compliance, as well as potential industry-specific expertise related to various portfolio investments to our Board. This background positions Mr. Malfettone well to serve as our director.
Interested Directors
     John R. Kline has been our director since 2019 and has served as our president and chief operating officer since 2019. He has served as NMFC's president since 2016 and as its chief operating officer since 2013. Mr. Kline also serves as a Managing Director of New Mountain Capital, director of NMFC since November 2019 and chairman of the board of directors of New Mountain Guardian III BDC, L.L.C. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. ("GSC") from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman, Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc. Mr. Kline received an A.B. degree in History from Dartmouth College.
Mr. Kline's depth of experience in managerial operational positions in investment management and financial services, as well as his intimate knowledge of our business and operations, provides our Board valuable industry- and company-specific knowledge and expertise.
Executive Officers Who Are Not Directors
Robert A. Hamwee has been our chief executive officer since 2019. Mr. Hamwee has also served as a Managing Director of New Mountain Capital since 2008 and chief executive officer of New Mountain Guardian III BDC, L.L.C. since 2019. Prior to joining New Mountain Capital, Mr. Hamwee served as a Senior Executive of GSC, a leading institutional investment manager of alternative assets, where he had day-to-day responsibility for managing GSC's control distressed debt funds from 1999 to 2008. Prior to 1999, Mr. Hamwee held various positions at Greenwich Street Capital Partners, the predecessor to GSC, and with The Blackstone Group. Mr. Hamwee has chaired numerous Creditor Committees and Bank Steering Groups, and was formerly a director of a number of public and private companies, including Envirosource, Purina Mills, and Viasystems. Mr. Hamwee currently serves on the board of Edmentum, Inc. He has also served as a director of NMFC since November 2010 and as its chief executive officer since July 2010. Additionally, Mr. Hamwee is the founder, majority stockholder and serves on the board of directors of Boulevard Arts, Inc., a development stage company which is developing art education applications for virtual reality platforms. Mr. Hamwee received his Bachelor of Business Administration ("B.B.A.") in Finance and Accounting from the University of Michigan.
Karrie J. Jerry has been our chief compliance officer ("CCO") and corporate secretary since 2019. Ms. Jerry has served as compliance vice president and assistant corporate secretary of NMFC from 2011 to 2015, and has served as CCO and corporate secretary of NMFC since June 2015. Ms. Jerry has also served as CCO and corporate secretary of New Mountain Guardian III BDC, L.L.C. since 2019. From 2005 until 2011, Ms. Jerry served as a compliance associate and assistant corporate Secretary at Apollo Investment Corporation ("Apollo"), a publicly traded business development company. While at Apollo, Ms. Jerry also served in compliance and corporate governance oversight roles of Apollo's other publicly listed funds, which included a real estate investment trust and one other closed-end fund. Ms. Jerry received a B.S. degree in Paralegal Studies from Boston University.
Shiraz Y. Kajee has been our chief financial officer ("CFO") and treasurer since 2019. Since joining the Investment Adviser in 2015, Mr. Kajee has served as CFO of NMFC. Mr. Kajee also serves as CFO and treasurer of New Mountain Guardian III BDC, L.L.C. Prior to joining the Investment Adviser, Mr. Kajee was the Head of U.S. Finance at Man Investments from 2012 to 2015, where he was responsible for the accounting, tax and treasury functions for the U.S. operations of Man Group plc, a United Kingdom based alternative asset manager. From 2010 to 2012, Mr. Kajee was a Vice President of Private Wealth Finance at Goldman, Sachs & Co. and from 2006 to 2010 was a Senior Vice President of Corporate Loans Finance at Citigroup Inc. Mr. Kajee began his career at Ernst & Young LLP within their Financial Services Office Assurance practice. Mr. Kajee received both his Master of Science ("M.S.") in Accounting and a B.B.A. in Finance from Baruch College-City University of New York. He is a New York State Certified Public Accountant and a Chartered Global Management Accountant.
Adam B. Weinstein has been our executive vice president since 2019. Mr. Weinstein also serves as a Managing Director and CFO of New Mountain Capital and has been in various roles since joining in 2005. Additionally, Mr. Weinstein serves as executive vice president, chief administration officer and director of NMFC and executive vice president of New Mountain Guardian III BDC, L.L.C. Prior to joining New Mountain Capital in 2005, Mr. Weinstein was a Manager at

Deloitte & Touche LLP and worked in that firm's merger and acquisition and private equity investor services areas. He also currently serves as a director of Bellerophon Therapeutics Inc., Great Oaks Foundation and Victory Education Partners. Mr. Weinstein sits on a number of boards of directors for professional and non-profit organizations. Mr. Weinstein received his B.S. from Binghamton University, is a member of the AICPA and is a New York State Certified Public Accountant.
Our Board has adopted a Code of Ethics that applies to our executive officers, which forms part of our broader compliance policies and procedures. See "Part I—Item 1. Business—Compliance Policies and Procedures."
Audit Committee
The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The audit committee's responsibilities include selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements. The audit committee has also established guidelines and makes recommendations to our Board regarding the valuation of our investments. The audit committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the audit committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The audit committee is composed of Messrs. Hurley, Ogens and Malfettone, each of whom is not an interested person of the Company for purposes of the 1940 Act. John P. Malfettone serves as the chairman of the audit committee. Our Board has determined that Alfred F. Hurley, Jr., David Ogens and John P. Malfettone are "audit committee financial experts" as that term is defined under Item 407 of Regulation S-K, as promulgated under the 1934 Act. All audit committee members meet the current independence and experience requirements of Rule 10A-3 of the 1934 Act.
Code of Ethics
We and the Investment Adviser have adopted the Code of Ethics and the Adviser's Code of Ethics, each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Code of Ethics and/or Adviser's Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with the Code of Ethics' or the Adviser's Code of Ethics' requirements, as applicable. You may read the Code of Ethics on the SEC's website at http://www.sec.gov.
Nomination of Directors
There have been no material changes to the procedures by which shareholders may recommend nominees to our Board implemented since the filing of Amendment No.1 to our Registration Statement on Form 10.
Item 11.    Executive Compensation
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business, including such services provided by our executive officers, are provided by individuals who are employees of the Investment Adviser, pursuant to the terms of our Investment Management Agreement, or through the Administration Agreement. Therefore, our day-to-day investment operations are managed by the Investment Adviser, and most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Investment Adviser.
None of our executive officers receive direct compensation from us. We will reimburse the Administrator for expenses incurred by it on our behalf in performing its obligations under the Administration Agreement, including the compensation of our chief financial officer and chief compliance officer, and their respective staff. Certain of our executive officers, through their ownership interest in or management positions with the Investment Adviser, may be entitled to a portion of any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of our Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under our Investment Management Agreement. The Investment Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to our executive officers in addition to their ownership interest.

Compensation of Directors
The following table sets forth compensation of our directors for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Interested Directors
John R. Kline	—	—	—
Independent Directors
Alfred F. Hurley, Jr.	$250	$—	$250
David Ogens	$250	$—	$250
John P. Malfettone	$250	$—	$250

(1)	No compensation will be paid to directors who are "interested persons," as that term is defined in the 1940 Act.

(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
Each of our independent directors receive an annual retainer fee of $25,000, if the director attends at least 75% of the meetings held during the previous year. In addition, independent directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. We also reimburse independent directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting.
With respect to each audit committee meeting not held concurrently with a board meeting, independent directors are reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such audit committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $1,875, the chairman of the nominating and corporate governance committee receives an annual retainer of $250 and the chairman of the valuation committee receives an annual retainer of $1,250.
Compensation Committee
We currently do not have a compensation committee.
Compensation Committee Interlocks and Insider Participation
During fiscal year 2019 none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board.
Compensation Committee Report
Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth, as of March 27, 2020, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 10,500,000 shares outstanding as of March 27, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own more than 5% of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such shares. Unless otherwise indicated, the address of all executive officers and directors is c/o NMF SLF I, Inc., 787 Seventh Avenue, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Units Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Independent Directors
Alfred F. Hurley, Jr.	—	—	—%
David Ogens	—	—	—%
John P. Malfettone	—	—	—%
Executive Officers Who Are Not Directors
Robert A. Hamwee	—	—	—%
Karrie J. Jerry	—	—	—%
Shiraz Y. Kajee	—	—	—%
Adam B. Weinstein	—	—	—%
All Directors and Executive Officers as a Group (8 persons)		—	—%

Five-Percent Shareholders
UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account)(1)	Record	4,660,000	44.38%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account)(2)	Record	3,260,000	31.05%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account)(3)	Record	2,080,000	19.81%

(1)	UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.

(2)	UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.

(3)	UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons
Investment Management Agreement; Administration Agreement
We intend to enter into the Investment Management Agreement with our Investment Adviser pursuant to which we pay management fees and incentive fees to the Investment Adviser, and we intend to enter into the Administration Agreement with the Administrator pursuant to which we make payments equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement.
The Investment Management Agreement and the Administration Agreement are expected to be approved by our Board at the initial board meeting. Unless earlier terminated as described below, each of the Investment Management Agreement and the Administration Agreement will remain in effect for a period from their effective date to the second anniversary of such effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our independent directors. The Investment Management Agreement and Administration Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment, see "Part I—Item 1A. Risk Factors." Notwithstanding the foregoing, each of the Investment Management Agreement and the Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, provided, that, such termination will be directed or approved by the vote of a majority of our outstanding voting securities, by the vote of our directors, or by the Investment Adviser or Administrator (as applicable). If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the management fee.
Trademark License Agreement
We have entered into a Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital will agree to grant us a non-exclusive, royalty-free license to use the "New Mountain Capital" names under the Trademark License Agreement, subject to certain conditions, we, the Investment Adviser and the Administrator will have a right to use the "New Mountain Capital" names, for so long as the Investment Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the "New Mountain Capital" name.
Potential Conflicts of Interest
Valuation Matters
Most of our portfolio investments are likely to be made in the form of securities that are not publicly traded. As a result, the Board will determine the fair value of these securities in good faith. In connection with this determination, investment professionals from the Investment Adviser may provide the Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each company in which such portfolio investments are made or the issuers of such portfolio investments (the "Portfolio Companies"). The participation of the Investment Adviser's investment professionals in our valuation process, and the indirect pecuniary interest in the Investment Adviser by a member of the Board, could result in a conflict of interest as the Investment Adviser's management fee and incentive fees are based, in part, on the value of our assets.
Other Fees
The Investment Adviser or its affiliates may from time to time receive compensation from a company in which we hold a portfolio investment, including monitoring fees, financial arranging services, loan administration or servicing, break-up fees, directors' fees and/or other similar advisory fees (collectively, "Transaction Fees"). To the extent the Investment Adviser or its affiliates receive any transaction fees, the base management fee (and, if necessary, the incentive fee) shall be reduced by the allocable portion of such fees attributable to us, as determined pro rata based on the amount of capital committed to the relevant portfolio investment by us, any other funds or accounts managed by the Investment Adviser and its affiliates and/or any account owned or controlled by the Investment Adviser or an affiliate. Transaction fees shall not include any salary, benefits, directors' fees, stock options and other compensation granted or paid by Portfolio Companies to (i) senior advisors for serving in Portfolio Company roles (and New Mountain may reduce the compensation paid by the manager to senior advisors who serve in Portfolio Company roles) or (ii) other New Mountain personnel in respect of services performed in an executive management role at a Portfolio Company during a period in which such other personnel was not an employee of New Mountain.
Moreover, New Mountain and its personnel can be expected to receive certain intangible and/or other benefits and/or perquisites arising or resulting from their activities on our behalf which will not be subject to the management fee offset or otherwise shared with us, our shareholders and/or the Portfolio Companies. For example, airline travel or hotel stays incurred as Company expenses typically result in "miles" or "points" or credit in loyalty / status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to New Mountain and/or such personnel (and not us, our shareholders and/or the Portfolio Companies) even though the cost of the underlying service is borne by us and/or the Portfolio Companies.
Allocations of Investment Opportunities
The Investment Adviser and its affiliates may also manage other accounts in the future that may have investment mandates that are similar, in whole and in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other accounts. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures.
It is the policy of the Investment Adviser to allocate investment opportunities to us and to any other accounts on a fair and equitable basis, to the extent practicable and in accordance with our or other accounts' applicable investment strategies, over a period of time, in each case, in accordance with the Investment Adviser's allocation policy.
In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the Exemptive Order issued by the SEC, which requires among other things the consent of the Board and the board of any other BDC participating in the transaction.
In particular, we will only be able to participate in co-investment opportunities where in accordance with the terms of the Exemptive Order granted by the SEC or where the only term being negotiated is price. Similarly, we will be restricted in our ability to dispose of certain investments in Portfolio Companies. As a result, we may be forced to forgo certain investment or disposition opportunities that would otherwise be attractive for us to the extent co-investment is not permitted under the 1940 Act.
Where the terms of the Exemptive Order relief granted by the SEC are met, including consent of the Board and the board of any other BDC participating in the transaction, or in respect of investment opportunities where the only term negotiated is price, we may typically invest alongside other accounts in accordance with the terms of the Investment Adviser's allocation policy.
The Investment Adviser has no obligation to purchase or sell a security for, enter into a transaction on behalf of, or provide an investment opportunity to, the company or other accounts solely because the Investment Adviser or its affiliates purchase or sell the same security for, enters into a transaction on behalf of, or provide an opportunity to, another account or the company if, in its reasonable opinion, such security, transaction or investment opportunity does not appear to be suitable, practicable or desirable for us or the other account.
Co-Investments
The Investment Adviser and its affiliates may, from time to time, subject to applicable law and conditions of the Investment Adviser's Exemptive Order for co-investment under the 1940 Act, offer one or more stockholders or investors in other accounts and/or other third-party investors the opportunity to co-invest with us in particular investments, including through one or more co-mingled funds designed for co-investment with us. Except as otherwise agreed with any individual stockholders, the Investment Adviser and its affiliates are not obligated to arrange co-investment opportunities, and no stockholders will be obligated to participate in such an opportunity. The Investment Adviser and its affiliates have sole discretion as to the amount (if any) of a co-investment opportunity that will be allocated to particular stockholders or vehicles in which stockholders participate and may allocate co-investment opportunities instead to investors in other accounts or to third parties. The Investment Adviser or its affiliates may receive fees and/or allocations from co-investors, which may differ as among co-investors (and certain co-investors or co-investment vehicles may not be charged any fees), and also may differ from the fees borne by us.
Allocation of Personnel
The Investment Adviser shall cause its personnel to devote such time as shall be reasonably necessary to conduct our business affairs in an appropriate manner. New Mountain personnel, including those responsible for our affairs, have commitments to, and may work on other projects unrelated to, us, including the other New Mountain products contemplated herein. Such personnel may also (i) serve as members of the boards of directors of various public and private companies other than Portfolio Companies and retain fees for such services for such person's own account, (ii) engage in such civic, trade association (or similar organization), industry and charitable activities as such person shall choose, (iii) conduct and manage such person's personal and family investment and related activities and (iv) engage in any other activities not prohibited by the

LLC Agreement. Conflicts may arise as a result of such other activities and in allocating management time services and functions. The possibility exists that such companies could engage in transactions which would be suitable for us, but in which we might be unable to invest. See also "Part I—Item 1A. Risk Factors—RISKS RELATING TO OUR OPERATIONS."
Conflicts Related to Portfolio Investments
Officers, employees and senior advisors of New Mountain may serve, and certain stockholders may serve, as directors of certain portfolio investments and, in that capacity, will be required to make decisions that consider the best interests of such portfolio investment and its shareholders. In certain circumstances, for example in situations involving bankruptcy or near-insolvency of a Portfolio Company, actions that may be in the best interest of the portfolio investment may not be in our best interests, and vice versa. Accordingly, in these situations, there will be conflicts of interest between such individual's duties as an officer or employee of New Mountain, or as a stockholder, and such individual's duties as a director of the Portfolio Company. A Portfolio Company may enter into transactions with another Portfolio Company or a portfolio company of another New Mountain product. If an issuer in which the company and a New Mountain-managed or sponsored fund or other investment vehicle hold different classes of securities encounters financial problems, decisions over the terms of any workout will raise conflicts of interest (including conflicts over proposed waivers and amendments to debt covenants and other terms).
Joint Venture Partners
In certain instances, the Investment Adviser may seek to make portfolio investments involving one or more joint venture partners, and joint venture partners and other third parties may co-invest with us with respect to certain investments. There can be no assurance that New Mountain's relationship with any existing joint venture partners will continue or that suitable joint venture partners will be found with respect to our investments. To the extent a dispute arises between New Mountain and such joint venture partners, our portfolio investments relating thereto may be affected.
Investments by New Mountain Principals and Employees in Us and Other Accounts
The New Mountain principals and employees may choose to personally invest, directly and/or indirectly, in us. Investments by the New Mountain principals and employees in us could incentivize the principals and employees to increase or decrease our risk profile.
Investments in Securities by Adviser Personnel
The New Mountain Code of Ethics places restrictions on personal trades by employees, including that they disclose their personal securities holdings and transactions to New Mountain on a periodic basis, and requires that employees pre-clear certain types of personal securities transactions. The Investment Adviser, its affiliates and their respective employees may give advice or take action for their own accounts that may differ from, conflict with or be adverse to advice given or action taken for us.
Investments in Debt Obligations of Issuers
Issuers of debt obligations in which we invests may agree to pay for some expenses that would otherwise be expenses of the Investment Adviser, including, without limitation, administrative and overhead expenses. While the Investment Adviser will act in a manner consistent with its fiduciary duties to us, payments of such expenses by such issuers may present a conflict of interest.
Allocation of Expenses Among Accounts and Co-Investors
The Investment Adviser seeks to fairly allocate expenses among the accounts, including the company, and any co-investors. Generally, accounts and co-investors that own an investment share in expenses related to such investment, including expenses originally charged solely to any account. However, it is not always possible or reasonable to allocate or re-allocate expenses to a co-investor, depending upon the circumstances surrounding the applicable investment (including the timing of the investment) and the financial and other terms governing the relationship of the co-investor to the accounts with respect to the investment, and, as a result, there may be occasions where co-investors do not bear a proportionate share of such expenses. In addition, where a potential investment is contemplated but ultimately not consummated, potential co-investors generally will not share in any expenses related to such potential investment, including expenses borne by any account with respect to such potential investment. Similarly, there may be circumstances when New Mountain has considered a potential equity investment in a portfolio company on behalf of an account, has determined not to make such equity investment and a debt investment is eventually made in such portfolio company by the credit funds, NMFC, the company or other investment vehicles sponsored by New Mountain. In these circumstances, the credit funds, NMFC, the company or such other vehicles may benefit from research by New Mountain's investment team and/or from costs borne by the applicable account in pursuing the potential portfolio investment, but will not be required to reimburse such account for expenses incurred in connection with such investment.

Cross Transactions
To the extent permitted by the 1940 Act, including Rule 17a-7 thereunder, the Investment Adviser may determine that it would be in our best interests and one or more other accounts to transfer a security from one account to another (each such transfer, a "Cross Transaction") for a variety of reasons, including, without limitation, tax purposes, liquidity purposes, to rebalance the portfolios of the accounts, or to reduce transaction costs. If the Investment Adviser decides to engage in a Cross Transaction, the Investment Adviser will determine that the trade is in the best interests of both of the accounts involved and take steps to ensure that the transaction is consistent with the duty to obtain best execution for each of those accounts.
Among other things, one or more of our subsidiaries may offer to other accounts participations in and/or assignments or sales of loans (or interests therein) that the subsidiaries have originated or purchased. In the event of such an offer, the price of the participation, assignment or sale will be based on the current market price of such loans and ascertained in a manner required by the 1940 Act. Further, the decision by such other accounts to accept or reject the relevant subsidiary's offer will be made by a party independent of the Investment Adviser, such as a loan acquisition committee.
Principal Transactions
To the extent that Cross Transactions may be viewed as principal transactions (as such term is used under the Advisers Act) due to the ownership interest in an account by the Investment Adviser or its personnel, the Investment Adviser will comply with the requirements of Section 206(3) of the Advisers Act. In connection with principal transactions, Cross Transactions, related-party transactions and other transactions and relationships involving potential conflicts of interest, the Investment Adviser will consult with the Board on such Cross Transactions; provided that the Investment Adviser will not consult with the Board or the stockholders for the sale of a loan to, or the purchase of a loan from, other accounts that are not principal accounts. Cross Transactions may be made when the Investment Adviser determines that it is in our best interests and other accounts to effectuate such trades. The Board may be consulted prior to or contemporaneous with, or subsequent to, the consummation of a Cross Transaction. In no event will any such transaction be entered into unless it complies with applicable law. The Board may be exculpated and indemnified by us.
Proxy Voting Policy
In compliance with Rule 206(4)-6 under the Advisers Act, the Investment Adviser has adopted proxy voting policies and procedures. The general policy is to vote proxy proposals, amendments, consents or resolutions (collectively, "Proxies"), in the best interests of its clients.
Because our investment program primarily involves investing through privately negotiated transactions, the Investment Adviser typically is not presented with traditional Proxy votes.
On the rare occasion we are asked to decide on matters involving voting our ownership interest in a portfolio investment, the Investment Adviser will seek to vote our Proxies in our best interest. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by us. Although the Investment Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The Proxy voting decisions of the Investment Adviser are made by the senior officers who are responsible for monitoring our investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a Proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
The Investment Adviser has identified one potential conflict of interest between our interests and its own arising from its Proxy voting process. From time to time, the Investment Adviser may be in a position where it must vote to approve certain directors' participation on the boards of public companies in which we invest. Since the Investment Adviser's employees are permitted to participate on public company boards (upon notification to, or approval by, the chief compliance officer, as applicable) there may be situations where the Investment Adviser has a decision as to whether to vote in favor of, or against, a public company director that is also compensated as an employee. If the Investment Adviser determines that it may have, or is perceived to have, a conflict of interest when voting Proxies, the Investment Adviser will either (i) convene a Proxy voting committee to address conflicts or (ii) refrain from voting when doing so is in our best interest.
The Investment Adviser Does Have Different Compensation Arrangements with Other Accounts
The Investment Adviser could be subject to a conflict of interest because varying compensation arrangements among us and other accounts could incentivize the Investment Adviser to manage us and such other accounts differently. These and other differences could make us less profitable to the Investment Adviser than certain other accounts.

Service Providers
The service providers or their affiliates (including any administrators, lenders, brokers, attorneys, consultants, accountants, appraisers, valuation experts, tax advisors, servicers, asset managers and investment banking firms) of us, New Mountain or any of their affiliates may also provide goods or services to or have business, personal, political, financial or other relationships with New Mountain, the Investment Adviser or their affiliates. Such service providers may be investors in us, affiliates of the Investment Adviser and/or sources of investment opportunities and co-investors or counterparties therewith. These relationships may influence the Investment Adviser in deciding whether to select or recommend such a service provider to perform services for us or a Portfolio Company or to have other relationships with New Mountain. Notwithstanding the foregoing, investment transactions for us that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider's provision of certain investment-related services and research that the Investment Adviser believes to be of benefit to us. Additionally, misconduct by service providers (such as the improper use or disclosure of confidential information which could result in litigation or serious financial harm by limiting our business prospects or future activities), which we may not be able to detect and prevent, could cause significant losses to us.
Our Self-Administration
The Administrator, solely or through the use of any third party sub-administrator, may provide all or any part of fund administration services (including the valuation of our assets) to us. Any costs for providing these services will not be included in the management fee and would be paid separately by us. The Investment Adviser's ability to determine the fund administration fee the Administrator receives from us creates a conflict of interest. The Investment Adviser addresses this conflict by reviewing its fund administration fee as the Investment Adviser believes is appropriate to ensure that it is fair and comparable to equivalent services that could be performed by a non-affiliated third party, at a rate negotiated on an arm's length basis.
Brokerage Arrangements
Depending upon market conditions and the types of financial instruments purchased and sold by us, we may or may not utilize broker-dealers. To the extent that we effect any transaction through a broker-dealer, we may elect to use one or more prime brokers or other broker-dealers for our transactions. We generally do not expect to enter into transactions in which commissions are charged, but in the event of any commission-based transaction, we will attempt to negotiate the lowest available commission rates commensurate with the particular services provided in connection with the transaction. Consequently, we may select broker-dealers that charge a higher commission or fee than another broker-dealer would have charged for effecting the same transaction. The selection of a broker-dealer will be made on the basis of best execution as determined by the Investment Adviser in its sole discretion, taking into consideration a number of factors, which may include, among others, commission rates, reliability, financial responsibility, strength of the broker-dealer and the ability of the broker-dealer to efficiently execute transactions, the broker-dealer's facilities, and the broker-dealer's provision or payment of the costs of research and other services or property that will be of benefit to us, the Investment Adviser, or other accounts to which the Investment Adviser or any of its affiliates provides investment services.
In addition, the Investment Adviser may be influenced in its selection of broker-dealers by their provision of other services, including but not limited to capital introduction, marketing assistance, information technology services, operations and operating equipment and other services or items. Such execution services, research, investment opportunities or other services may be deemed to be "soft dollars." In the event that either of the Investment Adviser enters into "soft dollar" arrangements, it will do so within the "safe harbor" of Section 28(e) of the Commodity Exchange Act, as amended.
Research and Other Soft Dollar Benefits
New Mountain has no written, third party "soft dollar" arrangement with any broker-dealer at present, but it may utilize both third party and proprietary research and cause us or other New Mountain products to pay commissions (or markups or markdowns) higher than those charged by other broker dealers in return for proprietary soft dollar benefits. In so doing, New Mountain has an incentive to select or recommend the broker-dealer based on its interest in receiving research or other products or services because New Mountain would not have to pay for such research or services directly.
We or other New Mountain products may and will bear more or less of the costs of "soft dollar" or other research than other New Mountain products who benefit from such products or services. These research products or services may and will also benefit and be used to assist other New Mountain products. In addition, research generated for New Mountain's credit strategy will be used to benefit other New Mountain investment strategies and vice versa.
In the event that New Mountain does enter into a "soft dollar" arrangement, the follow policy will apply to New Mountain's "soft dollar" practices:

In selecting a broker for any transaction or series of transactions, New Mountain may consider a number of factors. Where best execution may be obtained from more than one broker, New Mountain may purchase and sell securities through brokers that provide research, statistical and other information, although not all funds may in every instance be the direct beneficiaries of the research services provided. Research furnished by brokers may include, but is not limited to, information on the economy, industries, groups of securities, individual companies, statistical information, accounting and tax law interpretations, political developments, legal developments affecting portfolio securities, technical market action, pricing and appraisal services, credit analysis, risk measurement analysis, performance analysis and analysis of corporate responsibility issues. Such research services are received primarily in the form of written reports, telephone contacts and personal meetings with security analysts.
Outside Statements
The Investment Adviser and its affiliates and employees have made, and may in the future make, oral and written statements or expressions of intent or expectation to investors in us or their affiliates or acknowledge statements by such persons ("Outside Statements") regarding our or New Mountain's activities pertaining thereto. These may include, for example, the anticipated or expected allocation and terms of co-investment opportunities, the anticipated or expected allocation of investment opportunities to us generally and other topics often addressed in legally binding side letters. Although such Outside Statements are not legally binding, such Outside Statements may influence allocation and other decisions of the Investment Adviser and its affiliates and employees with respect to our operations and investment activities and may influence a prospective investor's decision as to whether to invest in us.
The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in us. Prospective investors should read our offering documents and consult with their own advisors before deciding whether to invest in us. In addition, as our investment program develops and changes over time, an investment in us may be subject to additional and different actual and potential conflicts. Although the various conflicts discussed herein are generally described separately, prospective investors should consider the potential effects of the interplay of multiple conflicts.
Certain Business Relationships
Certain of our current directors and officers are directors or officers of the Investment Adviser.
In the ordinary course of business, we may enter into transactions with Portfolio Companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and approval or exemptive relief for such transaction. Our Board reviews these procedures on a quarterly basis.
We have adopted a Code of Ethics which applies to, among others, our senior officers, including our chief executive officer and chief financial officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual's personal interests and our interests. Pursuant to such Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our chief compliance officer.
Director Independence
Pursuant to Section 56 of the 1940 Act, a majority of a BDC's board of directors must be comprised of persons who are not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of the company or any of its affiliates.
Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, the Investment Adviser, or of any of their respective affiliates, the Board has determined that Messrs. Hurley, Ogens and Arnold qualify as independent directors. Each director who serves on the audit committee is an independent director for purposes of Rule 10A-3 under the Exchange Act.
Indebtedness of Management
None.

Item 14.    Principal Accountant Fees and Services

For the period from January 23, 2019 (inception) to
December 31, 2019
Audit Fees	$25,000
Audit-Related Fees	10,000
Tax Fees	5,000
All Other Fees	—
Total Fees	$40,000
Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and reviews of the condensed financial statements filed with the SEC on Forms 10-K and 10-Q. Audit fees also include fees for the audit opinion rendered regarding the effectiveness of internal control over financial reporting.
Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees". These services include, among other things, providing comfort letters, consents and review of documents filed with the SEC, as well as attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.
All Other Fees: Other fees would include fees for products and services other than the services reported above.
Pre-Approval Policies
The audit committee has established a pre-approval policy that describes the permitted audit, audit-related, consulting services and other services to be provided by Deloitte & Touche LLP, our independent registered public accounting firm. The policy requires that the audit committee pre-approve the audit, non-audit and consulting services performed by the independent auditors in order to assure that the provision of such services does not impair the auditors' independence.
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the audit committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the audit committee. However, the audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. The audit committee pre-approved 100% of services described in this policy.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

(b)	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Form of Articles of Amendment and Restatement(1)
3.2	Form of Bylaws(1)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities*
10.1	Form of Investment Management Agreement(2)
10.2	Form of Administration Agreement(2)
10.3	Form of Indemnification Agreement(2)
10.4	Form of Custody Agreement by and between the Registrant and U.S. Bank National Association(1)
10.5	Form of Trademark License Agreement(2)
10.6	Revolving Credit Agreement, dated February 25, 2020, by and among NMF SLF I, Inc. and Wells Fargo Bank, National Association.(3)
14.1	Code of Business Conduct and Ethics*
21.1	List of Subsidiaries - None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)	Previously filed in connection with NMF Senior Loan Fund I, Inc.'s (now known as NMF SLF I, Inc.) registration statement on Form 10 (File No. 000-56123) filed on November 22, 2019.

(2)
Previously filed in connection with NMF SLF I, Inc.'s (formerly known as NMF Senior Loan Fund I, Inc.) registration statement on Form 10 Pre-Effective Amendment No. 1 (File No. 000-56123) filed on January 15, 2020.

(3)	Previously filed in connection with NMF SLF I, Inc.'s (formerly known as NMF Senior Loan Fund I, Inc.) current report on Form 8-K (File No. 814-01330) filed on February 28, 2020.
* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2020.

NMF SLF I, Inc.
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ ROBERT A. HAMWEE	Chief Executive Officer (Principal Executive Officer)	March 27, 2020
Robert A. Hamwee

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 27, 2020
Shiraz Y. Kajee

By:	/s/ JOHN R. KLINE	President, Chief Operating Officer and Chairman of the Board of Directors	March 27, 2020
John R. Kline

By:	/s/ ALFRED F. HURLEY, JR.	Director	March 27, 2020
Alfred F. Hurley, Jr.

By:	/s/ JOHN P. MALFETTONE	Director	March 27, 2020
John P. Malfettone

By:	/s/ DAVID OGENS	Director	March 27, 2020
David Ogens