Form 10-Q
period 2020-03-31
NMF SLF I, Inc.
filed 2020-05-14
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2020

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
000-56123	NMF SLF I, Inc. 787 Seventh Avenue, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Maryland	83-3291673
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.001
_________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of May 14, 2020 was 21,000,000. As of March 31, 2020, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Non-controlled/non-affiliated investments at fair value (cost of $97,444 and $0, respectively)	$96,369	$—
Cash and cash equivalents	50,471	1
Interest receivable	71	—
Deferred offerings costs	—	164
Other assets	137	22
Total assets	$147,048	$187
Liabilities
Borrowings
Wells Subscription Line	$25,000	$—
Deferred financing costs (net of accumulated amortization of $20 and $0, respectively)	(393)	—
Net borrowings	24,607	—
Payable for unsettled securities purchased	18,184	—
Payable to affiliates	389	332
Management fee payable	54	—
Interest payable	29	—
Accrued organizational and offering expenses	3	488
Other liabilities	264	54
Total liabilities	43,530	874
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 10,500,000 and 100 shares issued and outstanding, respectively	11	—
Paid in capital in excess of par	104,793	1
Accumulated undistributed losses	(1,286)	(688)
Total net assets	$103,518	$(687)
Total liabilities and net assets	$147,048	$187
Number of shares outstanding	10,500,000	100
Net asset value per share	$9.86	$(6,873.06)

The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Statement of Operations
(in thousands, except shares and per share data)
(unaudited)

Three Months Ended
March 31, 2020
Investment income
Interest income	$362
Fee income	449
Total investment income	811
Expenses
Management fee	646
Professional fees	110
Other general and administrative expenses	78
Interest and other financing expenses	49
Administrative expenses	24
Organizational expenses	19
Total expenses	926
Less: management fees waived (See Note 5)	(592)
Net expenses	334
Net investment income	477
Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	—
Net change in unrealized depreciation of investments	(1,075)
Net decrease in net assets resulting from operations	$(598)
Earnings per share (basic & diluted)	$(0.10)
Weighted average shares of common stock outstanding - basic & diluted (See Note 10)	5,982,558

The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Statement of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

Three Months Ended
March 31, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$477
Net realized gains (losses) on investments	—
Net change in unrealized depreciation of investments	(1,075)
Net decrease in net assets resulting from operations	(598)
Capital transactions
Net proceeds from shares of common stock sold	104,999
Offering costs	(196)
Total net increase in net assets resulting from capital transactions	104,803
Net increase in net assets	104,205
Net assets at the beginning of the period	(687)
Net assets at the end of the period	$103,518

Capital share activity
Shares of common stock sold	10,499,900

The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Statement of Cash Flows
(in thousands)
(unaudited)

Three Months Ended
March 31, 2020
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(598)
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized depreciation of investments	1,075
Amortization of purchase discount	(4)
Amortization of deferred financing costs	20
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(95,894)
Cash paid for purchase of drawn portion of revolving credit facilities	(390)
Cash paid on drawn revolving credit facilities	(1,238)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	27
Proceeds from sales and paydowns of investments	55
Interest receivable	(71)
Deferred offering costs	164
Other assets	(225)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	18,184
Interest payable	29
Management fee payable	54
Accrued organizational and offering expenses	(485)
Payable to affiliates	57
Other liabilities	210
Net cash flows used in operating activities	(79,030)
Cash flows from financing activities
Net proceeds from issuance of common stock	104,999
Proceeds from Wells Subscription Line	25,000
Offering costs paid	(196)
Deferred financing costs paid	(303)
Net cash flows provided by financing activities	129,500
Net increase in cash and cash equivalents	50,470
Cash and cash equivalents at the beginning of the period	1
Cash and cash equivalents at the end of the period	$50,471
Supplemental disclosure of cash flow information
Non-cash financing activities:
Accrual for deferred financing costs	110

The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Schedule of Investments
March 31, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Instructure, Inc.**
Software	First lien	8.21% (L + 7.00%/Q)	3/24/2020	3/24/2026	$16,706	$16,601	$16,601	16.04%
GS Acquisitionco, Inc.
Software	First lien (2)	6.83% (L + 5.75%/S)	2/6/2020	5/24/2024	15,487	15,392	15,214
	First lien (2)(3) - Drawn	6.83% (L + 5.75%/S)	2/6/2020	5/24/2024	848	843	833
					16,335	16,235	16,047	15.50%
Astra Acquisition Corp.
Software	First lien (2)	6.50% (L + 5.50%/M)	2/26/2020	3/1/2027	13,507	13,406	13,406	12.95%
MRI Software LLC
Software	First lien (2)	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	9,835	9,788	9,786
	First lien (2)(3) - Drawn	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	390	388	388
					10,225	10,176	10,174	9.83%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)	7.12% (L + 6.00%/Q)	2/20/2020	2/20/2026	6,308	6,276	6,276
	First lien (2)(3) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	350	349	349
					6,658	6,625	6,625	6.40%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien	7.74% (L + 6.00%/M)	3/13/2020	2/6/2026	5,526	5,498	5,498
	First lien (3) - Drawn	7.74% (L + 6.00%/M)	3/13/2020	2/6/2025	39	39	39
					5,565	5,537	5,537	5.35%
Nomad Buyer, Inc.
Healthcare Services	First lien (2)	5.61% (L + 5.00%/M)	2/4/2020	8/1/2025	4,987	4,975	4,867	4.70%
Advisor Group Holdings, Inc.
Consumer Services	First lien	5.99% (L + 5.00%/M)	1/31/2020	7/31/2026	4,988	4,975	3,840	3.71%
Bracket Intermediate Holding Corp.
Healthcare Services	First lien	5.70% (L + 4.25%/Q)	3/30/2020	9/5/2025	4,645	3,739	3,739	3.61%
Help/Systems Holdings, Inc.
Software	First lien	5.75% (L + 4.75%/M)	2/21/2020	11/19/2026	4,179	3,560	3,615	3.49%
Spring Education Group, Inc.
Education	First lien	5.70% (L + 4.25%/Q)	3/23/2020	7/30/2025	3,008	2,165	2,429	2.35%
Science Applications International Corporation**
Federal Services	First lien	2.87% (L + 1.88%/M)	3/24/2020	10/31/2025	2,000	1,660	1,660	1.60%
Vectra Co.
Business Products	First lien	4.24% (L + 3.25%/M)	3/26/2020	3/10/2025	2,007	1,656	1,656	1.60%
Kronos Incorporated
Software	First lien	4.00% (L + 3.00%/M)	3/20/2020	11/1/2023	1,425	1,218	1,218	1.18%
EAB Global, Inc.
Education	First lien	5.74% (L + 3.75%/S)	3/24/2020	11/15/2024	1,496	1,197	1,197	1.16%
MH Sub I, LLC (Micro Holding Corp.)
Software	First lien	4.82% (L + 3.75%/S)	3/23/2020	9/13/2024	1,498	1,176	1,176	1.14%

NMF SLF I, Inc.
Schedule of Investments (Continued)
March 31, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
AmWINS Group, Inc.
Business Services	First lien	3.75% (L + 2.75%/M)	3/23/2020	1/25/2024	$1,425	$1,140	$1,140	1.10%
Idera, Inc.
Software	First lien	5.08% (L + 4.00%/Q)	3/24/2020	6/28/2024	997	823	878	0.84%
SolarWinds Holdings, Inc.
Software	First lien	3.74% (L + 2.75%/M)	3/23/2020	2/5/2024	712	598	598	0.58%
Total Funded Debt Investments - United States					$102,363	$97,462	$96,403	93.13%
Total Funded Investments						$97,462	$96,403	93.13%
Unfunded Debt Investments - United States
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3) - Undrawn	—	2/20/2020	2/20/2026	$350	$(2)	$(2)	(0.00)%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3) - Undrawn	—	3/13/2020	2/6/2025	355	(2)	(2)	(0.00)%
Instructure, Inc. **
Software	First lien (3) - Undrawn	—	3/24/2020	3/24/2026	1,294	(8)	(8)	(0.01)%
MRI Software LLC
Software	First lien (2)(3) - Undrawn	—	1/31/2020	2/10/2022	1,710	—	(9)
	First lien (2)(3) - Undrawn	—	1/31/2020	2/10/2026	390	(2)	(2)
					2,100	(2)	(11)	(0.01)%
GS Acquisitionco, Inc.
Software	First lien (2)(3) - Undrawn	—	2/6/2020	5/24/2024	636	(4)	(11)	(0.01)%
Total Unfunded Debt Investments - United States					$4,735	$(18)	$(34)	(0.03)%
Total Non-Controlled/Non-Affiliated Investments						$97,444	$96,369	93.10%
Total Investments						$97,444	$96,369	93.10%

(1)
NMF SLF I, Inc. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.

(2)	The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.

(3)
Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.

(4)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2020.

**
Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2020, 12.41% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Schedule of Investments (Continued)
March 31, 2020
(in thousands)
(unaudited)

March 31, 2020
Investment Type	Percent of Total Investments at Fair Value
First lien	100.00%

March 31, 2020
Industry Type	Percent of Total Investments at Fair Value
Software	66.09%
Healthcare Services	8.93%
Distribution & Logistics	6.88%
Specialty Chemicals & Materials	5.74%
Consumer Services	3.98%
Education	3.76%
Federal Services	1.72%
Business Products	1.72%
Business Services	1.18%
Total investments	100.00%

March 31, 2020
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements of
NMF SLF I, Inc.
March 31, 2020
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
NMF SLF I, Inc. (the "Company"), formerly known as NMF Senior Loan Fund I, Inc., is a Maryland corporation formed on January 23, 2019. The Company is a closed-end, a non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company intends to elect to be treated for United States ("U.S.") federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital Group, L.P., provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator may hire a third party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of its common stock to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended. At the closing of any Private Offering, each investor will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with the Company. The Company commenced our loan origination and investment activities on the date it issued shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"), which occurred on February 18, 2020. The Company may conduct subsequent closings at times during its investment period (the "Investment Period"), which commenced on the Initial Closing Date and shall initially continue until the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of the Company's outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the subscription agreement entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of March 31, 2020, the Company's top five industry concentrations were software, healthcare services, distribution & logistics, specialty chemicals & materials, and consumer services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
The Company's financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the period(s) presented. All intercompany transactions have been eliminated. Revenues are recognized when earned and expenses when incurred. The financial results of the Company's portfolio investments are not consolidated in the financial statements.
The Company's interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, the Company's interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2020.
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Statement of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Statement of Operations as "Net realized gains (losses) on investments".
The Company's underlying assets are considered for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and any regulations promulgated thereunder, and Section 4975 of the Code to be assets of certain employee benefit plans and other plans that purchase shares. Under such circumstances, the Company's investments and the activities of the Investment Adviser are subject to and, in certain cases, limited by, such laws.
The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Company's board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. As (i) "benefit plan investors", as defined in Section 3(42) of ERISA ("Benefit Plan Investors"), hold 25% or more of the Company's outstanding shares, and (ii) the Company's shares are not listed on a national securities exchange, an unaffiliated third-party ("Sub-Administrator"), will be engaged to independently value the Company's investments, in consultation with the Investment Adviser. The Company's quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator are set forth in more detail below:

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

a.
Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Sub-Administrator is unable to sufficiently validate the quote(s) internally and if the investment's par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b.
For investments other than bonds, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, look at the number of quotes readily available and perform the following procedures:

i.
Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If an IHS Markit Ltd. quote differs from the Thomson Reuters quote by +/- 5% or if the spread between the bid and ask for a quote is greater than 10%, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value; and

ii.
Investments for which one quote is received from a pricing service are validated by the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser. The personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Sub-Administrator will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser, is unable to sufficiently validate the quote internally and if the investment's par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

(3)	Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

a.	Each portfolio company or investment is initially valued by Sub-Administrator, in consultation with the investment professionals of the Investment Adviser responsible for the credit monitoring; and

b.	Preliminary valuation conclusions will then be documented and discussed with the Company's senior management.
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of a commitment not completely funded may result in a negative fair value until it is called and funded.
The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period and the fluctuations could be material.
In the event Benefit Plan Investors do not hold 25% or more of the Company's outstanding shares, or the Company's shares are listed on a national securities exchange, then (i) personnel of the Investment Adviser will undertake the roles to be performed by the personnel of the Sub-Administrator, as described above and (ii) if an investment falls into category (3) above for four consecutive quarters and the investment's par value or its fair value exceeds a certain materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which we do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors.
See Note 3. Investments, for further discussion relating to investments.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2020 and December 31, 2019.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company may invest in loans that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
Fee income: Fee income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
Interest and other financing expenses—Interest and other financing fees are recorded on an accrual basis by the Company. See Note 6. Borrowings, for details.
Deferred offering costs—The Company's deferred offering costs consists of fees and expenses incurred in connection with the offering of the Company's common stock. Upon the issuance of common stock, offering costs are charged as a direct reduction of net assets. Deferred offering costs are included on the Company's Statements of Assets and Liabilities and offering costs are included on the Statement of Changes in Net Assets. Any organizational and offering expenses paid by the Company in excess of $1,000 will be borne by the Investment Adviser and cannot be recouped by the Investment Adviser.
Deferred financing costs—The deferred financing costs of the Company consist of capitalized expenses related to the origination and amending of the Company's borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 6. Borrowings, for details.
Organizational expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company. All such amounts are expensed as incurred in the Statement of Operations. Any organizational and offering expenses paid by the Company in excess of $1,000 will be borne by the Investment Adviser and cannot be recouped by the Investment Adviser.
Income taxes—The Company intends to elect to be treated as a RIC under Subchapter M of the Code with the filing of its tax return for the year ending December 31, 2020, and thereafter intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its stockholders.
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
For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof.
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
Earnings per share—The Company's earnings per share ("EPS") amounts have been computed based on the weighted-average number of shares outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period of computation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares assuming all potential shares had been issued, and its related net impact to net assets accounted for, and the additional shares were dilutive.
Distributions—Distributions to the Company's stockholders are recorded on the record date as set by the board of directors. The Company intends to make distributions to its stockholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
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

Note 3. Investments
At March 31, 2020, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$97,444	$96,369
Total investments	$97,444	$96,369
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$63,779	$63,683
Healthcare Services	8,714	8,606
Distribution & Logistics	6,623	6,623
Specialty Chemicals & Materials	5,535	5,535
Consumer Services	4,975	3,840
Education	3,362	3,626
Federal Services	1,660	1,660
Business Products	1,656	1,656
Business Services	1,140	1,140
Total investments	$97,444	$96,369
As of March 31, 2020, the Company had unfunded commitments on revolving credit facilities of $3,025 and no unfunded commitments on bridge facilities. As of March 31, 2020, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $1,710. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedule of Investments as of March 31, 2020.
Investment Risk Factors—First lien debt that the Company invests in is almost entirely rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as "leveraged loans", "high yield" or "junk" debt investments, and may be considered "high risk" compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the net asset value and income distributions of the Company. In addition, some of the Company's debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first lien debt investments. This illiquidity may make it more difficult to value the debt.
The Company's financial condition and portfolio companies may be negatively impacted by the recent outbreak of the novel strain of coronavirus ("COVID-19"). On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, a national emergency was declared in the U.S. The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the U.S. and global economy as commercial activity and public perception have been negatively impacted by the outbreak. The ultimate extent which the COVID-19 crisis will impact our financial condition and portfolio companies will depend on future developments affecting not only us, but also the entire U.S. and global economy, which are inherently uncertain, including, among others, new information that may emerge concerning the severity and rate of spread of the disease.
Note 4. Fair Value
Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between    market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes and ranks the inputs to    valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
Level I—Quoted prices (unadjusted) are available in active markets for identical investments and the Company has the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by ASC 820, the Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

•
Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

•	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.
The inputs used to measure fair value may fall into different levels. In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety. As such, a Level III fair value measurement may include inputs that are both observable and unobservable. Gains and losses for such assets categorized within the Level III table below may include changes in fair value that are attributable to both observable inputs and unobservable inputs.
The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period.
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of March 31, 2020:

	Total	Level I	Level II	Level III
First lien	$96,369	$—	$14,501	$81,868
Total investments	$96,369	$—	$14,501	$81,868
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2020, as well as the portion of depreciation included in income attributable to unrealized depreciation related to those assets and liabilities still held by the Company at March 31, 2020:

	Total	First Lien
Fair value, December 31, 2019	$—	$—
Total gains or losses included in earnings:
Net change in unrealized depreciation	(309)	(309)
Purchases, including revolver fundings	82,220	82,220
Proceeds from sales and paydowns of investments	(43)	(43)
Fair value, March 31, 2020	$81,868	$81,868
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(309)	$(309)
There were no transfers in or out of Level I, II, or III during the three months ended March 31, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
The Company generally uses the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs. The Company typically determines the fair value of its performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
Company Performance, Financial Review, and Analysis:    Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
For debt investments, the Company may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company, in order to evaluate the enterprise value coverage of the Company's debt investment. For equity investments or in cases where the Market Based Approach implies a lack of enterprise value coverage for the debt investment, the Company may additionally employ a discounted cash flow analysis based on the free cash flows of the portfolio company to assess the total enterprise value. After enterprise value coverage is demonstrated for the Company's debt investments through the method(s) above, the Income Based Approach (as described below) may be employed to estimate the fair value of the investment.
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2020, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2020 were as follows:

				Range
Type	Fair Value as of March 31, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$51,095	Market & income approach	EBITDA multiple	3.4x	20.5x	10.5x
			Discount rate	6.7%	12.3%	10.0%
	30,773	Other	N/A (1)	N/A	N/A	N/A
	$81,868

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The fair value of the Wells Subscription Line, which is categorized as Level III within the fair value hierarchy as of March 31, 2020, approximates its carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company's portfolio companies conduct their operations, as well as general economic, political and public health conditions (including the COVID-19 outbreak), may have a significant negative impact on the operations and profitability of the Company's investments and/or on the fair value of the Company's investments. The Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to the Company. For providing these services, the Investment Adviser receives an annual base management fee from the Company.
Pursuant to the Investment Management Agreement, during the Company's investment period, the base management fee is calculated at an annual blended rate with respect to the Company's then-current aggregate committed capital by reference to (i) 0.70% (the "Initial Fee Rate"), in the case of the aggregate Capital Commitments received at the initial acceptance of Capital Commitments (the "Initial Commitments", and such fee, the "Initial Management Fee"), and (ii) 0.60% (the "Subsequent Fee Rate") in the case of the aggregate Capital Commitments received in a subsequent closing of Capital Commitments (the "Subsequent Commitments," and such fee with respect thereto, a "Subsequent Management Fee"), subject, in each case, to the adjustments described below. Specifically, the Initial Fee Rate will be subject to reduction during the first 11 quarters following the initial acceptance of Capital Commitments. In addition, the Subsequent Fee Rate with respect to the Subsequent Commitments received in a subsequent closing of Capital Commitments will be reduced during the first 5 quarters following such subsequent closing. The base management fee will be payable quarterly in arrears. For the three months ended March 31, 2020, $646 of gross management fees were incurred by the Company, which was reduced to net management fees of $54 due to the management fee reduction described above.
The Company has entered into the administration agreement ("Administration Agreement") with the Administrator under which the Administrator will provide administrative services. The Administrator maintains, or oversees the maintenance of, the Company's financial records, prepares reports filed with the United States Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator may hire a third party sub-administrator to assist with the provision of administrative services.
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, with New Mountain Capital, pursuant to which New Mountain Capital will agree to grant the Company a non-exclusive, royalty-free license to use the "New Mountain" and the "NMF" names. Under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain" and "NMF" names, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company will have no legal right to the "New Mountain" or the "NMF" names.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. As the Company's assets are treated as "plan assets" under ERISA, the Company will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and the Company's respective future investments are at the same level of such issuer's capital structure; provided, that in no event will the Company co-invest with any other fund or entity in contravention of the 1940 Act.
Note 6. Borrowings
On February 25, 2020, the Company entered into a Revolving Credit Agreement (the "Wells Subscription Line") with Wells Fargo Bank, National Association ("Wells Fargo"). The Wells Subscription Line will mature on February 25, 2022, if not further extended by that date, and has a maximum facility amount of $50,000. Under the Wells Subscription Line, the Company is permitted to borrow up to the lesser of $50,000 and the Borrowing Base. The "Borrowing Base" is based upon the unfunded Capital Commitments of subscribed investors in the Company that have been approved by Wells Fargo and meet certain criteria. The advance rate for such investors that meet a rating requirement or Wells Fargo net worth criteria or in the case of certain investors specified by Wells Fargo (the "Specified Investors") is 90% but may be subject to concentration limits. The concentration limits do not apply to the Specified Investors. The advance rate for other investors designated by Wells Fargo is 65%. The Wells Subscription Line contains certain customary affirmative and negative covenants and events of default.
From February 25, 2020 through March 25, 2020, the Wells Subscription Line bore interest at a rate of either LIBOR plus 1.55% per annum or Reference Rate (as defined by the Revolving Credit Agreement) plus 0.55% per annum. After March 25, 2020, the Wells Subscription Line bears interest at a rate of either LIBOR plus 1.50% per annum or Reference Rate plus 0.50% per annum. The Wells Subscription Line also charges a non-usage fee at a rate of (a) 0.20% per annum when the unused facility amount is greater than or equal to 50.0% of the maximum facility amount, or (b) 0.25% per annum when the unused facility amount is less than 50.0% of the maximum facility amount.
For the period from February 25, 2020 (commencement of the Wells Subscription Line) to March 31, 2020, interest expense, non-usage fees and amortization of financing costs incurred on the Wells Subscription Line were $21, $8 and $20, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the period from February 25, 2020 (commencement of the Wells Subscription Line) to March 31, 2020 were 2.5% and 6.2%, respectively.
As of March 31, 2020, the outstanding balance on the Wells Subscription Line was $25,000 and the Company was in compliance with the applicable covenants in the Wells Subscription Line on such date.
Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's net assets. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make distributions to its stockholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.

Note 7. Regulation
The Company intends to elect to be treated as a RIC under Subchapter M of the Code with the filing of its tax return for the year ending December 31, 2020, and thereafter intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90.0% of investment company taxable income, as defined by the Code, for each year. The Company intends to make the requisite distributions to its stockholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all eligible portfolio companies managerial assistance.
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2020, the Company had unfunded commitments on revolving credit facilities of $3,025, no outstanding bridge financing commitments and other future funding commitments of $1,710. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedule of Investments. As of December 31, 2019, the Company had no commitments or contingencies.
The Company also has revolving borrowings available under the Wells Subscription Line as of March 31, 2020. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2020, the Company had commitment letters to purchase investments in the aggregate par amount of $0, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the three months ended March 31, 2020 and subsequent to March 31, 2020, COVID-19 has had a significant impact on the U.S. economy and on the Company. The Company has experienced an increase in unrealized depreciation of its investment portfolio resulting from decreases in fair value of investments attributable to the impact of the COVID-19 pandemic on the markets.
The extent of the impact of the COVID-19 outbreak on the financial performance of the Company's current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies are, or continue to be, adversely impacted by the effects of the COVID-19 pandemic, the Company may experience a material adverse impact on the its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.
Note 9. Net Assets
In connection with its formation, the Company had the authority to issue 500,000,000 shares of common stock at $0.001 per share par value.
On January 27, 2020, the Company entered into Subscription Agreements with several investors providing for the private placement of shares of common stock. On February 3, 2020, the Company delivered a drawdown notice to its investors relating to the issuance of 5,249,900 shares of common stock for an aggregate offering price of $52,499. The shares of common stock were issued to the investors on February 18, 2020. On March 12, 2020, the Company delivered a drawdown notice to the investors relating to the issuance of 5,250,000 shares of common stock for an aggregate offering price of $52,500. The shares of common stock were issued to the investors on March 26, 2020.
As of March 31, 2020 and December 31, 2019, no distributions had been declared or paid by the Company.

Note 10. Earnings Per Share
The following information sets forth the computation of basic net decrease in the Company's net assets per share resulting from operations for the three months ended March 31, 2020:

Three Months Ended
March 31, 2020
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$(598)
Denominator for basic & diluted weighted average share: (1)	5,982,558
Basic & diluted earnings per share:	$(0.10)

(1)	For the three months ended March 31, 2020, weighted average shares of common stock outstanding represents the period from February 18, 2020 (commencement of operations) to March 31, 2020.
Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2020.

Three Months Ended
March 31, 2020
Per share data: (1)
Net asset value, February 18, 2020 (2)	$—
Net investment income	0.08
Net realized and unrealized losses (3)	(0.22)
Net decrease in net assets resulting from operations	(0.14)
Issuance of shares of common stock	10.00
Net asset value, March 31, 2020	$9.86
Total return (4)	(1.41)%
Shares outstanding at end of period	10,500,000
Average weighted shares outstanding for the period (5)	5,982,558
Average net assets for the period (5)	$59,791
Ratio to average net assets:
Net investment income (6)	7.03%
Total expenses, before waivers (6)	12.95%
Total expenses, net of waivers (6)	4.52%

Average debt outstanding—Wells Subscription Line (7)	$8,333
Asset coverage ratio	514.07%
Portfolio turnover	2.45%

Capital Commitments	$525,000
Funded Capital Commitments	$105,000
% of Capital Commitments Funded	20.00%

(1)
Per share data is based on weighted average shares outstanding for the period from February 18, 2020 (commencement of operations) through March 31, 2020 (except for issuance of shares of common stock, which is based on actual rate per share).

(2)	Date of commencement of operations, which was the date on which shares were issued to persons not affiliated with the Investment Adviser.

(3)
The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns which for the three months ended March 31, 2020 was $0.04 per share.

(4)
Total return is calculated assuming an initial purchase price of $10.00 per share and a sale at net assets per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets per share on the last day of the respective quarter. Total return calculation is not annualized.

(5)	For the three months ended March 31, 2020, average weighted shares outstanding and average net assets represent the period from February 18, 2020 (commencement of operations) to March 31, 2020.

(6)	Annualized, except organizational and offering costs.

(7)	For the three months ended March 31, 2020, average debt outstanding represents the period from February 25, 2020 (commencement of the Wells Subscription Line) to March 31, 2020.
Note 12. Recent Accounting Standards Updates
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2020.
Note 13. Subsequent Events
On April 20, 2020, the Company delivered a drawdown notice to its investors relating to the issuance of 10,500,000 shares of common stock for an aggregate purchase price of $105,000. The shares were issued to investors on May 4, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying statement of assets and liabilities of NMF SLF I, Inc. (the "Company"), including the schedule of investments, as of March 31, 2020, and the related statements of operations, changes in net assets, and cash flows for the three-month period then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Company, including the schedule of investments, as of December 31, 2019, and the related statements of operations, changes in net assets and cash flows for the period from January 23, 2019 (inception) to December 31, 2019 (not presented herein); and in our report dated March 27, 2019, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2019, is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ DELOITTE & TOUCHE LLP
May 14, 2020

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•	statements concerning the impact of a protracted decline in the liquidity of credit markets;

•	the general economy, including the impact of interest and inflation rates, and the COVID-19 pandemic on the industries in which we invest;

•	our future operating results, our business prospects, the adequacy of our cash resources and working capital, and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives and the impact of COVID-19 pandemic thereon;

•	our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of those investments;

•	the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;

•
actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles; and

•
the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the period from January 23, 2019 (inception) to December 31, 2019 and in this quarterly report on Form 10-Q.

Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report for the period from January 23, 2019 (inception) to December 31, 2019 and in this quarterly report on Form 10-Q.
We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the United States Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statement on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We are a Maryland corporation formed on January 23, 2019. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for United States ("U.S.") federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital Group, L.P. whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to our's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital Group, L.P., provides the administrative services necessary to conduct our day-to-day operations. The Administrator may hire a third party sub-administrator to assist with the provision of administrative services.

We conducted a private offering (the "Private Offering") of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any private offering, each investor in the Private Offering will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We commenced our loan origination and investment activities on the date we issued shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"), which occurred on February 18, 2020. We may conduct subsequent closing at times during our investment period (the "Investment Period"), which will commence on the Initial Closing Date and shall initially continue until the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of our outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be required to make capital contributions to purchase our common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the subscription agreement entered into with each investor, we shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of our then outstanding common stock.
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in or originating first lien and unitranche leveraged loans in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of March 31, 2020, our top five industry concentrations were software, healthcare services, distribution & logistics, specialty chemicals & materials, and consumer services.
As of March 31, 2020, our net assets were approximately $103.5 million and our portfolio had a fair value of approximately $96.4 million in 19 portfolio companies.
Recent Developments
On April 20, 2020, we delivered a drawdown notice to our investors relating to the issuance of 10,500,000 shares of common stock for an aggregate purchase price of $105.0 million. The shares were issued to investors on May 4, 2020.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the U.S. economy and on us. The extent of the impact of the COVID-19 outbreak on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are, or continue to be, adversely impacted by the effects of the COVID-19 pandemic, we may experience a material adverse impact on the our future net investment income, the fair value of our portfolio investments, our financial condition and results of operations and the financial condition of our portfolio companies.
An increase in unrealized depreciation of our investment portfolio attributable to the COVID-19 pandemic has resulted in decreases in fair value of investments during the period from February 18, 2020 (commencement of operations) through March 31, 2020. As of March 31, 2020, we are in compliance with our asset coverage requirements under the 1940 Act. In addition, we are not in default of any of the asset coverage requirements under any of our credit facilities as of March 31, 2020. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value, as a result of the effects of the COVID-19 pandemic or otherwise, increases the risk of breaching the relevant covenants. For additional discussion on the impact of COVID-19 on our portfolio companies, see "Monitoring of Portfolio Investments".
We will continue to monitor the rapidly evolving situation surrounding to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of COVID-19 on our financial condition, results of operations or cash flows in the future.
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
Valuation and Leveling of Portfolio Investments
At all times, consistent with GAAP and the 1940 Act, we conduct a valuation of assets, which impacts our net asset value.
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. As (i) "benefit plan investors", as defined in Section 3(42) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and any regulations promulgated thereunder ("Benefit Plan Investors"), hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, an unaffiliated third-party ("Sub-Administrator") will be engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator are set forth in more detail below:

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

a.
Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Sub-Administrator is unable to sufficiently validate the quote(s) internally and if the investment's par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b.
For investments other than bonds, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, look at the number of quotes readily available and perform the following procedures:

i.
Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If an IHS Markit Ltd. quote differs from the Thomson Reuters quote by +/- 5% or if the spread between the bid and ask for a quote is greater than 10%, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if he quote is determined to not be representative of fair value, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value;

ii.
Investments for which one quote is received from a pricing service are validated by the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser. The personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Sub-Administrator will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser, is unable to sufficiently validate the quote internally and if the investment's par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

(3)	Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

a.	Each portfolio company or investment is initially valued by Sub-Administrator, in consultation with the investment professionals of the Investment Adviser responsible for the credit monitoring; and

b.	Preliminary valuation conclusions will then be documented and discussed with our senior management.
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of a commitment not completely funded may result in a negative fair value until it is called and funded.
The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value our investments may fluctuate from period to period and the fluctuations could be material.
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
GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:
Level I—Quoted prices (unadjusted) are available in active markets for identical investments and we have the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), we, to the extent that we hold such investments, do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.
Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

•
Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

•	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.
The inputs used to measure fair value may fall into different levels. In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety. As such, a Level III fair value measurement may include inputs that are both observable and unobservable. Gains and losses for such assets categorized within the Level III table below may include changes in fair value that are attributable to both observable inputs and unobservable inputs.
The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period.

The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of March 31, 2020:

(in thousands)	Total	Level I	Level II	Level III
First lien	$96,369	$—	$14,501	$81,868
Total investments	$96,369	$—	$14,501	$81,868
We generally use the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs. We typically determine the fair value of our performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
Company Performance, Financial Review, and Analysis:   Prior to investment, as part of our due diligence process, we evaluate the overall performance and financial stability of the portfolio company. Post investment, we analyze each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting our revenue and earnings before interest, taxes, depreciation, and amortization EBITDA growth, margin trends, liquidity position, covenant compliance and changes to our capital structure. We also attempt to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of our original investment thesis. This analysis is specific to each portfolio company. We leverage the knowledge gained from our original due diligence process, augmented by this subsequent monitoring, to continually refine our outlook for each of our portfolio companies and ultimately form the valuation of our investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will consider the pricing indicated by the external event to corroborate the private valuation.
For debt investments, we may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company, in order to evaluate the enterprise value coverage of our debt investment. For equity investments or in cases where the Market Based Approach implies a lack of enterprise value coverage for the debt investment, we may additionally employ a discounted cash flow analysis based on the free cash flows of the portfolio company to assess the total enterprise value. After enterprise value coverage is demonstrated for our debt investments through the method(s) above, the Income Based Approach (as described below) may be employed to estimate the fair value of the investment.
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2020, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2020, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2020 were as follows:

(in thousands)				Range
Type	Fair Value as of March 31, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$51,095	Market & income approach	EBITDA multiple	3.4x	20.5x	10.5x
			Discount rate	6.7%	12.3%	10.0%
	30,773	Other	N/A (1)	N/A	N/A	N/A
	$81,868

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
Fee income: Fee income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
Monitoring of Portfolio Investments
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy.
We use an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. We use a four-level numeric rating scale as follows:

•	Investment Rating 1—Investment is performing materially above expectations;

•	Investment Rating 2—Investment is performing materially in-line with expectations. All new loans are rated 2 at initial purchase;

•	Investment Rating 3—Investment is performing materially below expectations, where the risk of loss has materially increased since the original investment; and

•
Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment. Payments may be delinquent. There is meaningful possibility that we will not recoup our original cost basis in the investment and may realize a substantial loss upon exit.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2020:

(in millions)	As of March 31, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	97.4	100.0%	96.4	100.0%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$97.4	100.0%	$96.4	100.0%
As of March 31, 2020, all investments in our portfolio had an Investment Rating of 2.
In response to the continuing impact of the outbreak of COVID-19 and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of COVID-19. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand COVID-19’s impact on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to COVID-19 and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of March 31, 2020:

(in millions)	As of March 31, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	—	—%	—	—%
Green	97.4	100.0%	96.4	100.0%
	$97.4	100.0%	$96.4	100.0%
Portfolio and Investment Activity
The fair value of our investments was approximately $96.4 million in 19 portfolio companies at March 31, 2020.
The following table shows our portfolio and investment activity for the three months ended March 31, 2020:

Three Months Ended
(in millions)	March 31, 2020
New investments in 19 portfolio companies	$95.9
Debt repayments in existing portfolio companies	(0.1)
Sales of securities in 0 portfolio companies	—
Change in unrealized appreciation on 3 portfolio companies	0.4
Change in unrealized depreciation on 8 portfolio companies	(1.5)
Recent Accounting Standards Updates
See Part I—Financial Information—Note 12. Recent Accounting Standards for details on recent accounting standards updates.

Results of Operations for the Three Months Ended March 31, 2020
We commenced loan origination and investment activities on February 18, 2020 and therefore do not have prior periods with which to compare our operating results for the three months ended March 31, 2020.
Revenue

Three Months Ended
(in thousands)	March 31, 2020
Interest income	$362
Fee income	449
Total investment income	$811
Investment income for the three months ended March 31, 2020 is driven by our deployment of capital and increasing invested balance.
Operating Expenses

Three Months Ended
(in thousands)	March 31, 2020
Management fee	$646
Less: management fee waiver	(592)
Net management fee	54
Professional fees	110
Other general and administrative expenses	78
Interest and other credit facility expenses	49
Administrative expenses	24
Organizational expenses	19
Net expenses	$334
Net management fees for the three months ended March 31, 2020 were approximately $0.1 million. Pursuant to the investment advisory and management agreement between us and the Investment Adviser (the "Investment Management Agreement"), the management fee rate will be reduced during the first 11 quarters following the initial acceptance of Capital Commitments.
Professional fees for the three months ended March 31, 2020 were approximately $0.1 million and included, legal fees, audit fees, tax professional fees and other miscellaneous professional fees.
Interest and other financing expenses on our Wells Subscription Line for the three months ended March 31, 2020 were approximately $0.1 million.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

Three Months Ended
(in thousands)	March 31, 2020
Net realized (losses) gains on investments	$—
Net change in unrealized depreciation of investments	(1,075)
Net realized and unrealized losses	$(1,075)
We had net unrealized depreciation of approximately $1.1 million for the three months ended March 31, 2020, which was primarily driven by the overall decrease in market prices of our investments during the period due to the impact of COVID-19.
Liquidity and Capital Resources
The primary use of any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.

We expect to generate cash from (1) drawing down capital in respect of common stock, (2) cash flows from future investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the "SBCA") upon organization, the Investment Adviser, as the initial stockholder, has authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) (2) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2020, our asset coverage ratio was 514.07%.
On January 27, 2020, we entered into Subscription Agreements with several investors providing for the private placement of shares of common stock. On February 3, 2020, we delivered a drawdown notice to our investors relating to the issuance of 5,249,900 shares of common stock for an aggregate offering price of $52.5 million. The shares of common stock were issued to the investors on February 18, 2020. On March 12, 2020, we delivered a drawdown notice to our investors relating to the issuance of 5,250,000 shares of common stock for an aggregate offering price of $52.5 million. The shares of common stock were issued to the investors on March 26, 2020.
At March 31, 2020, we had cash and cash equivalents of $50.5 million. Our cash used in operating activities for the three months ended March 31, 2020 was approximately $79.0 million. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments to purchase shares of our common stock.
Borrowings
On February 25, 2020, we entered into a Revolving Credit Agreement (the "Wells Subscription Line") with Wells Fargo Bank, National Association ("Wells Fargo"). The Wells Subscription Line will mature on February 25, 2022, if not further extended by that date, and has a maximum facility amount of $50.0 million. Under the Wells Subscription Line, we are permitted to borrow up to the lesser of $50.0 million and the Borrowing Base. The "Borrowing Base" is based upon the unfunded Capital Commitments of subscribed investors in us that have been approved by Wells Fargo and meet certain criteria. The advance rate for such investors that meet a rating requirement or Wells Fargo net worth criteria or in the case of certain investors specified by Wells Fargo (the "Specified Investors") is 90% but may be subject to concentration limits. The concentration limits do not apply to the Specified Investors. The advance rate for other investors designated by Wells Fargo is 65%. The Wells Subscription Line contains certain customary affirmative and negative covenants and events of default.
From February 25, 2020 through March 25, 2020, the Wells Subscription Line bore interest at a rate of either LIBOR plus 1.55% per annum or Reference Rate (as defined by the Revolving Credit Agreement) plus 0.55% per annum. After March 25, 2020, the Wells Subscription Line bears interest at a rate of either LIBOR plus 1.50% per annum or Reference Rate plus 0.50% per annum. The Wells Subscription Line also charges a non-usage fee at a rate of (a) 0.20% per annum when the unused facility amount is greater than or equal to 50.0% of the maximum facility amount, or (b) 0.25% per annum when the unused facility amount is less than 50.0% of the maximum facility amount.
For the period from February 25, 2020 (commencement of the Wells Subscription Line) to March 31, 2020, interest expense, non-usage and amortization of financing costs incurred on the Wells Subscription Line were each less than $30 thousand. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the period from February 25, 2020 (commencement of the Wells Subscription Line) to March 31, 2020 were 2.5% and 6.2%, respectively.
As of March 31, 2020, the outstanding balance on the Wells Subscription Line was $25.0 million and we were in compliance with the applicable covenants in the Wells Subscription Line on such date.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2020, we had outstanding commitments to third parties to fund investments totaling $4.7 million under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2020, we had no commitment letters to purchase investments and we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2020 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Subscription Line (1)	$25.0	$—	$25.0	$—	$—

(1)	Under the terms of the Wells Subscription Line, all outstanding borrowings under that facility ($25.0 million as of March 31, 2020) must be repaid on or before February 25, 2022.
We have entered into the Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services a management fee.
We have also entered into an administration agreement (the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to stockholders and reports filed with the SEC. The Administrator may hire a third party sub-administrator to assist with the provision of administrative services.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
There were no distributions declared or paid to stockholders for the three months ended March 31, 2020.
We intend to pay quarterly distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
Related Parties
We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We have entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital will be entitled to any profits earned by the Investment Adviser, which will include any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.

•
We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator will arrange our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement.

•
We, the Investment Adviser and the Administrator have entered into a Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital has granted us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain" and the "NMF" names.

In addition, we have adopted a formal Code of Ethics that governs the conduct of our officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act and the Maryland General Corporation Law (the "MCGL").
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57 (o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies. As our assets are treated as "plan assets" under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective future investments are at the same level of such issuer's capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. As of March 31, 2020, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving subscription line is also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2020. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2020. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2020, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.30)%
Base Interest Rate	—%
+100 Basis Points	12.76%
+200 Basis Points	25.52%
+300 Basis Points	38.28%

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of March 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc.
Item 1.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2020. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2020 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.
Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus ("COVID-19") surfaced in China and has since spread to other countries, including the United States, which has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the affected jurisdictions, including the United States. In addition to these developments having adverse consequences for us and our portfolio companies have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies' operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity could be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
Because we are not currently a "publicly offered regulated investment company," as defined in the Code, certain U.S. stockholders will be treated as having received a dividend from us in the amount of such U.S. stockholder's allocable share of certain of our expenses, including a portion of its management fees, and such expenses will be treated as miscellaneous itemized deductions of such U.S. stockholders that are not currently deductible.
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate stockholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2020 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate stockholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the stockholders. A non-corporate stockholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such stockholder (and beginning in 2026, will be deductible to such stockholder only to the extent they exceed 2% of such stockholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain Form 8-Ks filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6.    Exhibits
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
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2020.

NMF SLF I, Inc.
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)
By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)