Form 10-Q
period 2020-06-30
NMF SLF I, Inc.
filed 2020-08-14
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2020

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of August 14, 2020 was 21,000,000. As of June 30, 2020, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	NMF SLF I, Inc.
	Statements of Assets and Liabilities as of June 30, 2020 (unaudited) and December 31, 2019	3
	Statements of Operations for the three and six months ended June 30, 2020 (unaudited), for the three months ended June 30, 2019 (unaudited) and for the period from January 23, 2019 (inception) to June 30, 2019 (unaudited)	4
	Statements of Changes in Net Assets for the three and six months ended June 30, 2020 (unaudited), for the three months ended June 30, 2019 (unaudited) and for the period from January 23, 2019 (inception) to June 30, 2019 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2020 (unaudited) and for the period from January 23, 2019 (inception) to June 30, 2019 (unaudited)	6
	Schedule of Investments as of June 30, 2020 (unaudited)	7
	Notes to the Financial Statements (unaudited)	12
	Report of Independent Registered Public Accounting Firm	26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
	Signatures	46

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Non-controlled/non-affiliated investments at fair value (cost of $233,200 and $0, respectively)	$244,742	$—
Cash and cash equivalents	4,057	1
Receivable from unsettled securities sold	2,819	—
Interest receivable	1,565	—
Deferred offerings costs	—	164
Other assets	159	22
Total assets	$253,342	$187
Liabilities
Borrowings
Wells Subscription Line	$24,000	$—
Deferred financing costs (net of accumulated amortization of $73 and $0, respectively)	(349)	—
Net borrowings	23,651	—
Payable for unsettled securities purchased	4,255	—
Distribution payable	2,730	—
Management fee payable	153	—
Payable to affiliates	72	332
Interest payable	39	—
Accrued organizational and offering expenses	—	488
Other liabilities	204	54
Total liabilities	31,104	874
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 21,000,000 and 100 shares issued and outstanding, respectively	21	—
Paid in capital in excess of par	209,783	1
Accumulated undistributed (overdistributed) earnings	12,434	(688)
Total net assets	$222,238	$(687)
Total liabilities and net assets	$253,342	$187
Number of shares outstanding	21,000,000	100
Net asset value per share	$10.58	$(6,873.06)
The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019(1)
Investment income
Interest income	$3,697	$—	$4,059	$—
Fee income	214	—	663	—
Total investment income	3,911	—	4,722	—
Expenses
Management fee	919	—	1,565	—
Professional fees	167	—	277	—
Interest and other financing expenses	153	—	202	—
Other general and administrative expenses	75	—	153	—
Administrative expenses	50	—	74	—
Organizational expenses	1	582	20	582
Total expenses	1,365	582	2,291	582
Less: management fees waived (See Note 5)	(766)	—	(1,358)	—
Net expenses	599	582	933	582
Net investment income (loss)	3,312	(582)	3,789	(582)
Net realized gains on investments	521	—	521	—
Net change in unrealized appreciation of investments	12,617	—	11,542	—
Net realized and unrealized gains (losses)	$13,138	$—	$12,063	$—
Net increase (decrease) in net assets resulting from operations	$16,450	$(582)	$15,852	$(582)
Earnings per share (basic & diluted)	$0.96	$(5,816.22)	$1.17	$(5,816.22)
Weighted average shares of common stock outstanding - basic & diluted (2)(See Note 10)	17,192,308	100	13,595,149	100

(1)For the six months ended June 30, 2019, amounts represent the period from January 23, 2019 (inception) to June 30, 2019.
(2)The Company's weighted average number of shares outstanding is based on the period from April 15, 2019 (issuance of initial shares) to June 30, 2019.
The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019(1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$3,312	$(582)	$3,789	$(582)
Net realized gains on investments	521	—	521	—
Net change in unrealized appreciation of investments	12,617	—	11,542	—
Net increase (decrease) in net assets resulting from operations	16,450	(582)	15,852	(582)
Capital transactions
Net proceeds from shares of common stock sold	105,000	1	209,999	1
Offering costs	—	—	(196)	—
Distributions declared to stockholders from net investment income	(2,730)	—	(2,730)	—
Total net increase in net assets resulting from capital transactions	102,270	1	207,073	1
Net increase (decrease) in net assets	118,720	(581)	222,925	(581)
Net assets at the beginning of the period	103,518	—	(687)	—
Net assets at the end of the period	$222,238	$(581)	$222,238	$(581)

Capital share activity
Shares of common stock sold	10,500,000	100	20,999,900	100

(1)For the six months ended June 30, 2019, amounts represent the period from January 23, 2019 (inception) to June 30, 2019.
The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019(1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$15,852	$(582)
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(521)	—
Net change in unrealized appreciation of investments	(11,542)	—
Amortization of purchase discount	(655)	—
Amortization of deferred financing costs	73	—
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(240,290)	—
Cash paid for purchase of drawn portion of revolving credit facilities	(920)	—
Cash paid on drawn revolving credit facilities	(1,238)	—
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	381	—
Cash repayments on drawn revolvers	974	—
Proceeds from sales and paydowns of investments	9,069	—
Interest receivable	(1,565)	—
Receivable from unsettled securities sold	(2,819)	—
Deferred offering costs	164	(119)
Other assets	(137)	—
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	4,255	—
Interest payable	39	—
Management fee payable	153	—
Accrued organizational and offering expenses	(488)	608
Payable to affiliates	(260)	93
Other liabilities	149	—
Net cash flows used in operating activities	(229,326)	—
Cash flows from financing activities
Net proceeds from issuance of common stock	209,999	1
Proceeds from Wells Subscription Line	74,000	—
Repayment of Wells Subscription Line	(50,000)	—
Offering costs paid	(196)	—
Deferred financing costs paid	(421)	—
Net cash flows provided by financing activities	233,382	1
Net increase in cash and cash equivalents	4,056	1
Cash and cash equivalents at the beginning of the period	1	—
Cash and cash equivalents at the end of the period	$4,057	$1
Supplemental disclosure of cash flow information
Cash interest paid	82	—
Non-cash financing activities:
Distribution declared and payable	2,730	—
Accrual for offering costs	—	119
Accrual for deferred financing costs	1	—

(1)For the six months ended June 30, 2019, amounts represent the period from January 23, 2019 (inception) to June 30, 2019.
The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Schedule of Investments
June 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Health Services ULC**
Healthcare Services	First lien	4.75% (L + 3.75%/M)	4/8/2020	6/6/2025	$4,175	$3,181	$3,742	1.68%
Project Boost Purchaser, LLC**
Business Services	First lien	3.68% (L + 3.50%/M)	5/4/2020	6/1/2026	1,985	1,685	1,903	0.86%
Total Funded Debt Investments - Canada					$6,160	$4,866	$5,645	2.54%
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	First lien	4.25% (L + 3.25%/M)	4/15/2020	10/3/2024	$1,413	$1,234	$1,321	0.59%
Total Funded Debt Investments - United Kingdom					$1,413	$1,234	$1,321	0.59%
Funded Debt Investments - United States
Apptio, Inc.
Software	First lien (2)	8.25% (L + 7.25%/S)	4/20/2020	1/10/2025	$25,000	$23,669	$25,000	11.26%
Frontline Technologies Group Holinding, LLC
Software	First lien (2)	6.75% (L + 5.75%/Q)	4/20/2020	9/18/2023	17,297	16,384	16,897
	First lien (2)	6.75% (L + 5.75%/Q)	4/20/2020	9/18/2023	7,639	7,236	7,462
					24,936	23,620	24,359	10.96%
iCIMS, Inc.
Software	First lien (2)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	20,025	18,960	19,725
	First lien (2)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	3,905	3,697	3,846
					23,930	22,657	23,571	10.61%
Instructure, Inc. **
Software	First lien (2)	8.00% (L + 7.00%/M)	3/24/2020	3/24/2026	16,664	16,563	16,560	7.45%
GS Acquisitionco, Inc.
Software	First lien (2)	6.83% (L + 5.75%/S)	2/6/2020	5/24/2024	15,447	15,358	15,353
	First lien (2)(3) - Drawn	6.83% (L + 5.75%/S)	2/6/2020	5/24/2024	509	506	505
					15,956	15,864	15,858	7.14%
Astra Acquisition Corp.
Software	First lien (2)	6.50% (L + 5.50%/M)	2/26/2020	3/1/2027	13,473	13,375	13,372	6.02%
CentralSquare Technologies, LLC
Software	First lien	3.93% (L + 3.75%/M)	4/1/2020	8/29/2025	14,721	12,229	13,050	5.87%
MRI Software LLC
Software	First lien (2)	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	10,717	10,666	10,663	4.80%
Xactly Corporation
Software	First lien (2)	8.25% (L + 7.25%/S)	6/5/2020	7/29/2022	9,449	8,982	9,400	4.23%
JAMF Holdings, Inc.
Software	First lien (2)	8.00% (L + 7.00%/S)	6/5/2020	11/11/2022	9,360	8,991	9,360	4.21%
Bracket Intermediate Holding Corp.
Healthcare Services	First lien (2)	5.70% (L + 4.25%/Q)	3/30/2020	9/5/2025	9,721	8,253	9,301	4.19%

NMF SLF I, Inc.
Schedule of Investments (Continued)
June 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets

Kele Holdco, Inc.
Distribution & Logistics	First lien (2)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	$6,308	$6,278	$6,276
	First lien (2)(3) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	105	105	105
					6,413	6,383	6,381	2.87%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	5,512	5,486	5,485
	First lien (2)(3) - Drawn	7.29% (L + 6.00%/Q)	3/13/2020	2/6/2025	237	236	236
					5,749	5,722	5,721	2.57%
Salient CRGT Inc.
Federal Services	First lien (2)	7.57% (L + 6.50%/S)	4/1/2020	2/28/2022	5,815	4,894	5,649	2.54%
Market Track, LLC
Business Services	First lien (2)	5.25% (L + 4.25%/S)	5/13/2020	6/5/2024	4,960	4,208	4,691	2.11%
Advisor Group Holdings, Inc.
Consumer Services	First lien	5.18% (L + 5.00%/M)	1/31/2020	7/31/2026	4,975	4,963	4,664	2.10%
Kaseya Inc.
Software	First lien (2)	8.09% (L + 4.00% + 3.00% PIK/S)*	6/29/2020	5/2/2025	4,045	3,867	4,022
	First lien (2)(3) - Drawn	7.50% (L + 6.50%/S)	6/29/2020	5/2/2025	333	318	331
	First lien (2)(3) - Drawn	8.09% (L + 4.00% + 3.00% PIK/S)*	6/29/2020	5/2/2025	92	88	92
					4,470	4,273	4,445	2.00%
Mavis Tire Express Services Corp.
Retail	First lien	3.56% (L + 3.25%/Q)	4/6/2020	3/20/2025	4,864	3,993	4,374	1.97%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	First lien	5.75% (L + 4.75%/Q)	2/21/2020	11/19/2026	4,168	3,566	4,054	1.82%
EyeCare Partners, LLC
Healthcare Services	First lien	4.82% (L + 3.75%/Q)	4/16/2020	2/18/2027	4,044	3,288	3,673	1.65%
Geo Parent Corporation
Business Services	First lien (2)	5.43% (L + 5.25%/M)	5/29/2020	12/19/2025	2,992	2,874	2,975	1.34%
Spring Education Group, Inc.
Education	First lien	4.56% (L + 4.25%/Q)	3/23/2020	7/30/2025	3,000	2,187	2,797	1.26%
Convey Health Solutions, Inc.
Healthcare Services	First lien (2)	10.35% (L + 9.00%/Q)	4/8/2020	9/4/2026	2,494	2,457	2,594	1.17%
MED ParentCo, LP
Healthcare Services	First lien	4.61% (L + 4.25%/Q)	4/30/2020	8/31/2026	2,393	2,055	2,169
	First lien (3) - Drawn	4.61% (L + 4.25%/Q)	4/30/2020	8/31/2026	420	361	382
					2,813	2,416	2,551	1.15%
Bluefin Holding, LLC
Software	Second Lien (2)	7.93% (L + 7.75%/M)	6/9/2020	9/6/2027	2,500	2,363	2,500	1.12%
Science Applications International Corporation**
Federal Services	First lien	2.05% (L + 1.88%/M)	3/24/2020	10/31/2025	1,995	1,667	1,946	0.88%
The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Schedule of Investments (Continued)
June 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets

Vectra Co.
Business Products	First lien	3.43% (L + 3.25%/M)	3/26/2020	3/10/2025	$2,002	$1,664	$1,877	0.84%
Heartland Dental, LLC
Healthcare Services	First lien	3.68% (L + 3.50%/M)	4/8/2020	4/30/2025	1,995	1,521	1,771	0.80%
MH Sub I, LLC (Micro Holding Corp.)
Software	First lien	4.57% (L + 3.75%/S)	3/23/2020	9/13/2024	1,494	1,185	1,432	0.64%
EAB Global, Inc.
Education	First lien	4.89% (L + 3.75%/Q)	3/24/2020	11/15/2024	1,492	1,206	1,410	0.63%
Idera, Inc.
Software	First lien	5.08% (L + 4.00%/Q)	3/24/2020	6/28/2024	995	829	963	0.43%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	First lien	3.75% (L + 3.00%/M)	4/30/2020	2/3/2025	990	866	948	0.43%
Total Funded Debt Investments - United States					$244,147	$227,394	$237,910	107.06%
Total Funded Debt Investments					$251,720	$233,494	$244,876	110.19%
Total Funded Investments						$233,494	$244,876	110.19%
Unfunded Debt Investments - United States
JAMF Holdings, Inc.
Software	First lien (2)(3) - Undrawn	—	6/5/2020	11/11/2022	$640	$(25)	$—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3) - Undrawn	—	3/13/2020	2/6/2025	158	(1)	(1)	(0.00)%
Kaseya Inc.
Software	First lien (2)(3) - Undrawn	—	6/29/2020	5/2/2025	3	—	—
	First lien (2)(3) - Undrawn	—	6/29/2020	5/31/2021	389	(17)	(2)
					392	(17)	(2)	(0.00)%
Xactly Corporation
Software	First lien (2)(3) - Undrawn	—	6/5/2020	7/29/2022	551	(27)	(3)	(0.00)%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3) - Undrawn	—	2/20/2020	2/20/2026	596	(3)	(3)	(0.00)%
GS Acquisitionco, Inc.
Software	First lien (2)(3) - Undrawn	—	2/6/2020	5/24/2024	974	(6)	(6)	(0.00)%
MRI Software LLC
Software	First lien (2)(3) - Undrawn	—	1/31/2020	2/10/2022	803	—	(4)
	First lien (2)(3) - Undrawn	—	1/31/2020	2/10/2026	780	(4)	(4)
					1,583	(4)	(8)	(0.00)%
Instructure, Inc. **
Software	First lien (2)(3) - Undrawn	—	3/24/2020	3/24/2026	1,294	(8)	(8)	(0.00)%
MED ParentCo, LP
Healthcare Services	First lien (3) - Undrawn	—	4/30/2020	8/30/2021	180	(26)	(16)	(0.02)%
The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Schedule of Investments (Continued)
June 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets

EyeCare Partners, LLC
Healthcare Services	First lien (3) - Undrawn	—	4/16/2020	2/18/2022	$946	$(177)	$(87)	(0.04)%
Total Unfunded Debt Investments - United States					$7,314	$(294)	$(134)	(0.06)%
Total Unfunded Debt Investments					$7,314	$(294)	$(134)	(0.06)%
Total Non-Controlled/Non-Affiliated Investments						$233,200	$244,742	110.13%
Total Investments						$233,200	$244,742	110.13%

(1)NMF SLF I, Inc. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(3)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(4)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2020.
* All or a portion of interest contains PIK interest.
** Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2020, 10.05% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Schedule of Investments (Continued)
June 30, 2020
(in thousands)
(unaudited)

June 30, 2020
Investment Type	Percent of Total Investments at Fair Value
First lien	98.98%
Second lien	1.02%
Total investments	100.00%

June 30, 2020
Industry Type	Percent of Total Investments at Fair Value
Software	71.31%
Healthcare Services	9.61%
Business Services	4.30%
Federal Services	3.10%
Distribution & Logistics	2.61%
Consumer Services	2.45%
Specialty Chemicals & Materials	2.34%
Retail	1.79%
Education	1.72%
Business Products	0.77%
Total investments	100.00%

June 30, 2020
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements of
NMF SLF I, Inc.
June 30, 2020
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
        New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital Group, L.P., provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services.
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
        The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of June 30, 2020, the Company's top five industry concentrations were software, healthcare services, business services, federal services, and distribution & logistics.
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
        Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Statement of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Statement of Operations as "Net realized gains (losses)on investments".
        The Company's underlying assets are considered, for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and any regulations promulgated thereunder, and Section 4975 of the Code, to be assets of certain employee benefit plans and other plans that purchase shares. Under such circumstances, the Company's investments and the activities of the Investment Adviser are subject to and, in certain cases, limited by, such laws.
        The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Company's board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of ERISA ("Benefit Plan Investors"), hold 25% or more of the Company's outstanding shares, and (ii) the Company's shares are not listed on a national securities exchange, an unaffiliated third-party ("Sub-Administrator"), will be engaged to independently value the Company's investments, in consultation with the Investment Adviser. The Company's quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator, are set forth in more detail below:
(1)Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.
(2)Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Sub-Administrator is unable to sufficiently validate the quote(s) internally and if the investment's par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, look at the number of quotes readily available and perform the following procedures:
i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If an IHS Markit Ltd. quote differs from the Thomson Reuters quote by +/- 5% or if the spread between the bid and ask for a quote is greater than 10%, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value; and
ii.Investments for which one quote is received from a pricing service are validated by the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser. The personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Sub-Administrator will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser, is unable to sufficiently validate the quote internally and if the investment's par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:
a.Each portfolio company or investment is initially valued by Sub-Administrator, in consultation with the investment professionals of the Investment Adviser responsible for the credit monitoring; and
b.Preliminary valuation conclusions will then be documented and discussed with the Company's senior management.
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
        Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2020 and December 31, 2019.
        Revenue recognition
        Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
        Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer.
        Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and uncapitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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

Note 3. Investments
        At June 30, 2020, the Company's investments consisted of the following:
        Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$230,837	$242,242
Second lien	2,363	2,500
Total investments	$233,200	$244,742
        Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$168,745	$174,560
Healthcare Services	20,913	23,529
Business Services	9,633	10,517
Federal Services	6,561	7,595
Distribution & Logistics	6,380	6,378
Consumer Services	6,197	5,985
Specialty Chemicals & Materials	5,721	5,720
Retail	3,993	4,374
Education	3,393	4,207
Business Products	1,664	1,877
Total investments	$233,200	$244,742
        As of June 30, 2020, the Company had unfunded commitments on revolving credit facilities of $4,996 and no unfunded commitments on bridge facilities. As of June 30, 2020, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $2,318. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedule of Investments as of June 30, 2020.
        Investment Risk Factors—First and second lien debt that the Company invests in is almost entirely rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as "leveraged loans", "high yield" or "junk" debt investments, and may be considered "high risk" compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the net asset value and income distributions of the Company. In addition, some of the Company's debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt.
        The Company's financial condition and portfolio companies may be negatively impacted by the recent outbreak of the novel strain of coronavirus ("COVID-19"). On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, a national emergency was declared in the U.S. The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the U.S. and global economy as commercial activity and public perception have been negatively impacted by the outbreak. The ultimate extent which the COVID-19 crisis will impact the Company's financial condition and portfolio companies will depend on future developments affecting not only the Company, but also the entire U.S. and global economy, which are inherently uncertain, including, among others, new information that may emerge concerning the severity and rate of the spread of the disease.
Note 4. Fair Value
        Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure ("ASC 820") establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
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
        Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
•Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and
•Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
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
        The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of June 30, 2020:

	Total	Level I	Level II	Level III
First lien	$242,242	$—	$49,576	$192,666
Second lien	2,500	—	—	2,500
Total investments	$244,742	$—	$49,576	$195,166

        The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2020, as well as the portion of appreciation included in income attributable to unrealized appreciation related to those assets and liabilities still held by the Company at June 30, 2020:

	Total	First Lien	Second Lien
Fair value, March 31, 2020	$81,868	$81,868	$—
Total gains or losses included in earnings:
Net realized gains on investments	521	521	—
Net change in unrealized appreciation	7,728	7,590	138
Purchases, including revolver fundings	114,422	112,060	2,362
Proceeds from sales and paydowns of investments	(9,852)	(9,852)	—
Transfers into Level III (1)	6,168	6,168	—
Transfers out of Level III (1)	(5,689)	(5,689)	—
Fair value, June 30, 2020	$195,166	$192,666	$2,500
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$7,555	$7,417	$138

(1)As of June 30, 2020, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2020, as well as the portion of appreciation included in income attributable to unrealized appreciation related to those assets and liabilities still held by the Company at June 30, 2020:

	Total	First Lien	Second Lien
Fair value, December 31, 2019	$—	$—	$—
Total gains or losses included in earnings:
Net realized gains on investments	521	521	—
Net change in unrealized appreciation	7,682	7,544	138
Purchases, including revolver fundings	196,857	194,495	2,362
Proceeds from sales and paydowns of investments	(9,894)	(9,894)	—
Fair value, June 30, 2020	$195,166	$192,666	$2,500
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$7,617	$7,479	$138
There were no investments held by the Company during the three months ended June 30, 2019 or for the period from January 23, 2019 (inception) to June 30, 2019.
Except as noted in the tables above, there were no transfers in or out of Level I, II, or III during the three and six months ended June 30, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

        Company Performance, Financial Review, and Analysis:    Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus the prior year and budgeted results, including, but not limited to, factors affecting its EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
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
        Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2020, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
        Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
        The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2020 were as follows:

				Range
Type	Fair Value as of June 30, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$189,869	Market & income approach	EBITDA multiple	7.0x	25.0x	16.8x
			Revenue multiple	3.5x	9.0x	6.9x
			Discount rate	5.0%	14.1%	7.3%
	2,797	Market quote	Broker quote	N/A	N/A	N/A
Second lien	2,500	Market & income approach	EBITDA multiple	28.0x	32.0x	30.0x
			Discount rate	7.8%	10.1%	8.9%
	$195,166

        The fair value of the Wells Subscription Line (as defined below), which is categorized as Level III within the fair value hierarchy as of June 30, 2020, approximates its carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
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
For the three and six months ended June 30, 2020, $919 and $1,565, respectively, of gross management fees were incurred by the Company, which were reduced to net management fees of $153 and $207, respectively, due to the management fee reduction described above. For the three months ended June 30, 2019 and for the period from January 23, 2019 (inception) to June 30, 2019, there were no management fees as the Company was in the development stage and had not commenced investment operations.
        The Company has entered into the administration agreement ("Administration Agreement") with the Administrator under which the Administrator will provide administrative services. The Administrator maintains, or oversees the maintenance of, the Company's financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services.
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
        The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-

investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. As the Company's assets are treated as "plan assets" under ERISA, the Company will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and the Company's respective future investments are at the same level of such issuer's capital structure; provided, that in no event will the Company co-invest with any other fund or entity in contravention of the 1940 Act.
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
For the three months ended June 30, 2020, interest expense, no-usage costs and amortization of financing costs incurred on the Wells Subscription Line were $83, $17 and $53, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the three months ended June 30, 2020 were 1.9% and 3.5%, respectively. For the period from February 25, 2020 (commencement of the Wells Subscription Line) to June 30, 2020, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Subscription Line were $104, $25 and $73, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the six months ended June 30, 2020 were 2.0% and 4.0%, respectively.
As of June 30, 2020, the outstanding balance on the Wells Subscription Line was $24,000 and the Company was in compliance with the applicable covenants in the Wells Subscription Line on such date.
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
Note 8. Commitments and Contingencies
        In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2020, the Company had unfunded commitments on revolving credit facilities of $4,996, no outstanding bridge financing commitments and other future funding commitments of $2,318. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedule of Investments. As of December 31, 2019, the Company had no commitments or contingencies.
        The Company also has revolving borrowings available under the Wells Subscription Line as of June 30, 2020. See Note 6. Borrowings, for details.
        The Company may from time to time enter into financing commitment letters. As of June 30, 2020 and December 31, 2019, the Company had no commitment letters to purchase investments which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. For the six months ended June 30, 2020 and subsequent to June 30, 2020, COVID-19 has had a significant impact on the U.S. economy and on the Company.
        The extent of the impact of the COVID-19 outbreak on the financial performance of the Company's current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions and the health of the financial markets and economy as a result of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies are, or continue to be, adversely impacted by the effects of the COVID-19 pandemic, the Company may experience a material adverse impact on the its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.
Note 9. Net Assets
        In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at $0.001 per share par value.
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
February 3, 2020	February 18, 2020	5,249,900	$52,499
March 12, 2020	March 26, 2020	5,250,000	52,500
April 20, 2020	May 4, 2020	10,500,000	105,000
		20,999,900	$209,999
On April 15, 2019, the Company issued 100 shares of common stock for $1 to the Investment Advisor.
On June 23, 2020, the Company's board of directors declared a distribution of $0.13 per share payable on July 13, 2020 to shareholders of record as of June 23, 2020. As of December 31, 2019, no distributions had been declared or paid by the Company.

Note 10. Earnings Per Share
        The following information sets forth the computation of basic net increase (decrease) in the Company's net assets per share resulting from operations for the three and six months ended June 30, 2020, for the three months ended June 30, 2019 and for the period from January 23, 2019 (inception) to June 30, 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020(1)	June 30, 2019(2)
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$16,450	$(582)	$15,852	$(582)
Denominator for basic & diluted weighted average share(3):	17,192,308	100	13,595,149	100
Basic & diluted earnings per share:	$0.96	$(5,816.22)	$1.17	$(5,816.22)

(1)For the six months ended June 30, 2020, weighted average shares of common stock outstanding represents the period from February 18, 2020 (commencement of operations) to June 30, 2020.
(2)For the six months ended June 30, 2019, the amounts represent the period from January 23, 2019 (inception) to June 30, 2019.
(3)For the three months ended June 30, 2019 and for the period from January 23, 2019 (inception) to June 30, 2019, the Company's weighted average number of shares outstanding is based on the period from April 15, 2019 (issuance of inital shares) to June 30, 2019.

Note 11. Financial Highlights
        The following information sets forth the Company's financial highlights for the six months ended June 30, 2020 and for the period from January 23, 2019 (inception) to June 30, 2019.

	Six Months Ended
	June 30, 2020	June 30, 2019(1)
Per share data: (2)
Net asset value, February 18, 2020 and January 23, 2019 (inception), respectively(3)	$—	$—
Net investment income	0.28	(5,816.22)
Net realized and unrealized gains (4)	0.43	—
Net increase in net assets resulting from operations	0.71	(5,816.22)
Issuance of shares of common stock	10.00	10.00
Dividends declared to stockholders from net investment income	(0.13)	—
Net asset value, June 30, 2020 and June 30, 2019, respectively	$10.58	$(5,806.22)
Total return (5)	7.13%	N/M
Shares outstanding at end of period	21,000,000	100
Average weighted shares outstanding for the period (6)	13,595,149	100
Average net assets for the period (6)	$135,036	N/M
Ratio to average net assets:
Net investment income (7)	7.69%	N/M
Total expenses, before waivers (7)	4.60%	N/M
Total expenses, net of waivers (7)	1.86%	N/M

Average debt outstanding — Wells Subscription Line (8)	$14,748	N/A
Asset coverage ratio	1,025.99%	N/A
Portfolio turnover	13.48%	N/A

Capital Commitments	$525,000	N/A
Funded Capital Commitments	$210,000	N/A
% of Capital Commitments Funded	40.00%	N/A

(1)For the six months ended June 30, 2019, the amounts represent the period from January 23, 2019 (inception) to June 30, 2019.
(2)Per share data is based on weighted average shares outstanding for the period from February 18, 2020 (commencement of operations) through June 30, 2020 (except for issuance of shares of common stock and distributions declared to stockholders, which is based on actual rate per share).
(3)February 18, 2020 is the date of commencement of operations, which was the date on which shares were issued to persons not affiliated with the Investment Adviser.
(4)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns which for the six months ended June 30, 2020 was $(0.46) per share.
(5)Total return is calculated assuming an initial purchase price of $10.00 per share and a sale at net assets per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets per share on the last day of the respective quarter. Total return calculation is not annualized.
(6)For the six months ended June 30, 2020, average weighted shares outstanding and average net assets represent the period from February 18, 2020 (commencement of operations) to June 30, 2020. For the period from January 23, 2019 (inception) to June 30, 2019, the weighted shares outstanding represents the period from April 15, 2019 (issuance of initial shares) to June 30, 2019.
(7)Annualized, except organizational and offering costs.
(8)For the six months ended June 30, 2020, average debt outstanding represents the period from February 25, 2020 (commencement of the Wells Subscription Line) to June 30, 2020.
N/A  Not applicable as the Company was in the development stage and had not entered into the respective agreements.

N/M  Calculations are not meaningful because the Company was in the development stage and had not commenced investment operations.
Note 12. Recent Accounting Standards Updates
        In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three and six months ended June 30, 2020.
Note 13. Subsequent Events
On August 13, 2020, the Company delivered a drawdown notice to its investors relating to the issuance of 7,443,289 shares of common stock for an aggregate purchase price of $78,750. The shares will be issued to investors on August 27, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying statement of assets and liabilities of NMF SLF I, Inc. (the "Company"), including the schedule of investments, as of June 30, 2020, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2020 and three-month period ended June 30, 2019 and the period from January 23, 2019 (inception) to June 30, 2019, and cash flows for the six-month period ended June 30, 2020 and period from January 23, 2019 (inception) to June 30, 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Company as of December 31, 2019, and the related statements of operations, changes in net assets, and cash flows for the period from January 23, 2019 (inception) to December 31, 2019 (not presented herein); and in our report dated March 27, 2020, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2019, is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.
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
August 14, 2020

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
Forward-Looking Statements
        The information contained in this section should be read in conjunction with the financial data and financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
•statements concerning the impact of a protracted decline in the liquidity of credit markets;
•the general economy, including the impact of interest and inflation rates, and the COVID-19 pandemic on the industries in which we invest;
•our future operating results, our business prospects, the adequacy of our cash resources and working capital, and the impact of the COVID-19 pandemic thereon;
•the ability of our portfolio companies to achieve their objectives and the impact of the COVID-19 pandemic thereon;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of those investments;
•the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the period from January 23, 2019 (inception) to December 31, 2019 and in this quarterly report on Form 10-Q.
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
        The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital Group, L.P. whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital Group, L.P., provides the administrative services necessary to conduct our day-to-day operations. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services.

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
        Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in or originating first lien and unitranche leveraged loans in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of June 30, 2020, our top five industry concentrations were software, healthcare services, business services, federal services, and distribution & logistics.
        As of June 30, 2020, our net assets were approximately $222.2 million and our portfolio had a fair value of approximately $244.7 million in 35 portfolio companies.
Recent Developments
On August 13, 2020, we delivered a drawdown notice to our investors relating to the issuance of 7,443,289 shares of common stock for an aggregate purchase price of approximately $78.8 million. The shares will be issued to investors on August 27, 2020.
COVID-19 Developments
        On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the U.S. economy and on us. The extent of the impact of the COVID-19 outbreak on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are, or continue to be, adversely impacted by the effects of the COVID-19 pandemic, we may experience a material adverse impact on the our future net investment income, the fair value of our portfolio investments, our financial condition and results of operations and the financial condition of our portfolio companies.
As of June 30, 2020, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were not in default of any of the covenants under our subscription line as of June 30, 2020. However, any increase in unrealized depreciation of our investment portfolio or reductions in our net asset value, as a result of the effects of the COVID-19 pandemic or otherwise, increases the risk of breaching the relevant covenants. For additional discussion on the impact of the COVID-19 pandemic on our portfolio companies, see "Monitoring of Portfolio Investments".
        We will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and we may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future.

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
        We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and any regulations promulgated thereunder ("Benefit Plan Investors"), hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, an unaffiliated third-party ("Sub-Administrator") will be engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator are set forth in more detail below:
(1)Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.
(2)Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Sub-Administrator is unable to sufficiently validate the quote(s) internally and if the investment's par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, look at the number of quotes readily available and perform the following procedures:
i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If an IHS Markit Ltd. quote differs from the Thomson Reuters quote by +/- 5% or if the spread between the bid and ask for a quote is greater than 10%, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value;
ii.Investments for which one quote is received from a pricing service are validated by the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser. The personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Sub-Administrator will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser, is unable to sufficiently validate the quote internally and if the investment's par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:
a.Each portfolio company or investment is initially valued by Sub-Administrator, in consultation with the investment professionals of the Investment Adviser responsible for the credit monitoring; and
b.Preliminary valuation conclusions will then be documented and discussed with our senior management.
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
        Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
•Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and
•Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
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

        The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of June 30, 2020:

(in thousands)	Total	Level I	Level II	Level III
First lien	$242,242	$—	$49,576	$192,666
Second lien	2,500	—	—	2,500
Total investments	$244,742	$—	$49,576	$195,166
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
        Company Performance, Financial Review, and Analysis:   Prior to investment, as part of our due diligence process, we evaluate the overall performance and financial stability of the portfolio company. Post investment, we analyze each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting our revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to our capital structure. We also attempt to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of our original investment thesis. This analysis is specific to each portfolio company. We leverage the knowledge gained from our original due diligence process, augmented by this subsequent monitoring, to continually refine our outlook for each of our portfolio companies and ultimately form the valuation of our investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will consider the pricing indicated by the external event to corroborate the private valuation.
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
        Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2020, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
        Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2020, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2020 were as follows:

(in thousands)				Range
Type	Fair Value as of June 30, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$189,869	Market & income approach	EBITDA multiple	7.0x	25.0x	16.8x
			Revenue multiple	3.5x	9.0x	6.9x
			Discount rate	5.0%	14.1%	7.3%
	2,797	Market quote	Broker quote	N/A	N/A	N/A
Second lien	2,500	Market & income approach	EBITDA multiple	28.0x	32.0x	30.0x
			Discount rate	7.8%	10.1%	8.9%
	$195,166
Revenue Recognition
        Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
        Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer.
        Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and uncapitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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
        We use an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. We use a four-level numeric rating scale as follows:
•Investment Rating 1—Investment is performing materially above expectations;
•Investment Rating 2—Investment is performing materially in-line with expectations. All new loans are rated 2 at initial purchase;
•Investment Rating 3—Investment is performing materially below expectations, where the risk of loss has materially increased since the original investment; and

•Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment. Payments may be delinquent. There is meaningful possibility that we will not recoup our original cost basis in the investment and may realize a substantial loss upon exit.
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2020:

(in millions)	As of June 30, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$9.0	3.9%	$9.3	3.8%
Investment Rating 2	224.2	96.1%	235.4	96.2%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$233.2	100.0%	$244.7	100.0%
        As of June 30, 2020, all investments in our portfolio had an Investment Rating of 1 or 2.
        In response to the continuing impact of the outbreak of COVID-19 and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of June 30, 2020:

(in millions)	As of June 30, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	3.9	1.7%	4.3	1.8%
Green	229.3	98.3%	240.4	98.2%
	$233.2	100.0%	$244.7	100.0%
Portfolio and Investment Activity
        The fair value of our investments was approximately $244.7 million in 35 portfolio companies at June 30, 2020.
        The following table shows our portfolio and investment activity for the six months ended June 30, 2020:

Six Months Ended
(in millions)	June 30, 2020
New investments in 39 portfolio companies	$239.9
Debt repayments in existing portfolio companies	(5.6)
Sales of securities in 3 portfolio companies	(3.5)
Change in unrealized appreciation on 28 portfolio companies	11.8
Change in unrealized depreciation on 7 portfolio companies	(0.3)
Recent Accounting Standards Updates
        See Part I—Financial Information—Note 12. Recent Accounting Standards for details on recent accounting standards updates.

Results of Operations for the Three Months Ended June 30, 2020 and June 30, 2019
Revenue

	Three Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Interest income	$3,697	$—
Fee income	214	—
Total investment income	$3,911	$—
        Investment income for the three months ended June 30, 2020 is driven by our deployment of capital and increasing invested balance. We had not commenced investment operations for the three months ended June 30, 2019 and therefore had no investment income.
Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Management fee	$919	$—
Less: management fee waiver	(766)	—
Net management fee	153	—
Professional fees	167	—
Interest and other credit facility expenses	153	—
Other general and administrative expenses	75	—
Administrative expenses	50	—
Organizational expenses	1	582
Net expenses	$599	$582
        Net management fees for the three months ended June 30, 2020 were approximately $0.1 million. Pursuant to the investment advisory and management agreement between us and the Investment Adviser (the "Investment Management Agreement"), the management fee rate will be reduced during the first 11 quarters following the initial acceptance of Capital Commitments.
        Professional fees for the three months ended June 30, 2020 were approximately $0.2 million, and included, legal fees, audit fees, tax professional fees and other miscellaneous professional fees.
        Interest and other financing expenses for the three months ended June 30, 2020 were approximately $0.1 million due to our entry into the Wells Subscription Line.
During the three months ended to June 30, 2019, the only expenses incurred were related to our formation, organization and offering of shares of our common stock.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Net realized gains on investments	$521	$—
Net change in unrealized appreciation of investments	12,617	—
Net realized and unrealized gains	$13,138	$—
        Our net realized and unrealized gains resulted in a total gain of approximately $13.2 million for the three months ended June 30, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended June 30, 2020 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic. We commenced investment activities on February 18, 2020 and therefore did not incur net realized and unrealized gains (losses) for the three months ended June 30, 2019.

Results of Operations for the Six Months Ended June 30, 2020 and for the Period from January 23, 2019 (inception) to June 30, 2019
Revenue

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019 (1)
Interest income	$4,059	$—
Fee income	663	—
Total investment income	$4,722	$—

(1)For the six months ended June 30, 2019, amounts represent the period from January 23, 2019 (inception) to June 30, 2019.
Investment income for the six months ended June 30, 2020 is driven by our deployment of capital and increasing invested balance. We had not commenced investment operations for the six months ended June 30, 2019 and therefore had no investment income.
Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019 (1)
Management fee	$1,565	$—
Less: management fee waiver	(1,358)	—
Net management fee	207	—
Professional fees	277	—
Interest and other credit facility expenses	202	—
Other general and administrative expenses	153	—
Administrative expenses	74	—
Organizational expenses	20	582
Net expenses	$933	$582

(1)For the six months ended June 30, 2019, amounts represent the period from January 23, 2019 (inception) to June 30, 2019.
        Net management fees for the six months ended June 30, 2020 were approximately $0.2 million. Pursuant to the Investment Management Agreement, the management fee rate will be reduced during the first 11 quarters following the initial acceptance of Capital Commitments.
        Professional fees for the six months ended June 30, 2020 were approximately $0.3 million and included, legal fees, audit fees, tax professional fees and other miscellaneous professional fees.
        Interest and other financing expenses the six months ended June 30, 2020 were approximately $0.2 million due to our entry into the Wells Subscription Line.
During period from January 23, 2019 (inception) to June 30, 2019, the only expenses incurred were related to our formation, organization and offering of shares of our common stock.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019 (1)
Net realized gains on investments	$521	$—
Net change in unrealized appreciation of investments	11,542	—
Net realized and unrealized gains	$12,063	$—

(1)For the six months ended June 30, 2019, amounts represent the period from January 23, 2019 (inception) to June 30, 2019.
        Our net realized and unrealized gains resulted in a total gain of approximately $12.1 million for the six months ended June 30, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the six months ended June 30, 2020 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic. We commenced investment activities on February 18, 2020 and therefore did not incur net realized and unrealized gains (losses) for the period from January 23, 2019 (inception) to June 30, 2019.
Liquidity and Capital Resources
        The primary use of any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
        We expect to generate cash from (1) drawing down capital in respect of common stock, (2) cash flows from future investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the "SBCA") upon organization, the Investment Adviser, as the initial stockholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) (2) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2020, our asset coverage ratio was 1,025.99% as compared to 514.07% as of March 31, 2020. For the three and six months ended June 30, 2020, we have used minimal leverage under our Wells Subscription Line while awaiting proceeds from capital drawdowns, and we expect to continue to operate using such minimal leverage.
        On January 27, 2020, we entered into Subscription Agreements with several investors providing for the private placement of shares of common stock.
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
February 3, 2020	February 18, 2020	5,249,900	$52,499
March 12, 2020	March 26, 2020	5,250,000	52,500
April 20, 2020	May 4, 2020	10,500,000	105,000
		20,999,900	$209,999
On June 30, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2020
Capital Commitments	$525.0
Unfunded Capital Commitments	315.0
% of Capital Commitments Funded	40.0%
At June 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $4.1 million and $0.0, respectively. Our cash used in operating activities for the six months ended June 30, 2020 and for the period from January 23,

2019 (inception) to June 30, 2019, was approximately $229.3 million and $0.0, respectively. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments to purchase shares of our common stock.
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
For the three months ended June 30, 2020, non-usage costs were less than $30.0 thousand and interest expense and amortization of financing costs incurred on the Wells Subscription Line were $0.1 million and $0.1 million, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the three months ended June 30, 2020 were 1.9% and 3.5%, respectively. For the period from February 25, 2020 (commencement of the Wells Subscription Line) through June 30, 2020, non-usage costs were less than $30.0 thousand and interest expense and amortization of financing costs incurred on the Wells Subscription Line were $0.1 million and $0.1 million, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the six months ended June 30, 2020 were 2.0% and 4.0%, respectively.
        As of June 30, 2020, the outstanding balance on the Wells Subscription Line was $24.0 million and we were in compliance with the applicable covenants in the Wells Subscription Line on such date.
Off-Balance Sheet Arrangements
        We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2020, we had outstanding commitments to third parties to fund investments totaling $7.3 million under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
        We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2020, we had no commitment letters to purchase investments and we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
        A summary of our significant contractual payment obligations as of June 30, 2020 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Subscription Line (1)	$24.0	$—	$24.0	$—	$—

(1)  Under the terms of the Wells Subscription Line, all outstanding borrowings under that facility ($24.0 million as of June 30, 2020) must be repaid on or before February 25, 2022.
        We have entered into the Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay a management fee for these services.

        We have also entered into an administration agreement (the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to stockholders and reports filed with the SEC. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services.
        If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
        Distributions declared for the six months ended June 30, 2020 totaled approximately $2.7 million.
On June 23, 2020, the Company's board of directors declared a distribution of $0.13 per share payable on July 13, 2020 to shareholders of record as of June 23, 2020. As of December 31, 2019, no distributions had been declared or paid by the Company.
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
Related Parties
        We have entered into a number of business relationships with affiliated or related parties, including the following:
•We have entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital will be entitled to any profits earned by the Investment Adviser, which will include any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement.
•We, the Investment Adviser and the Administrator have entered into a Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital has granted us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain" and the "NMF" names.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
        We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of June 30, 2020, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving subscription line is also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
        The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2020. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2020. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2020, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2020, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
        Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(0.76)%
Base Interest Rate	—%
+100 Basis Points	8.49%
+200 Basis Points	22.49%
+300 Basis Points	36.50%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
        As of June 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
        There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc.

Item 1.    Legal Proceedings
        We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2020. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended June 30, 2020 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.
Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as "COVID-19") surfaced in China and has since spread and continues to spread to other countries, including the United States. This outbreak has led, and for an unknown period of time, will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.
If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.
We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.
Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of the COVID- 19 pandemic has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.
Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.
Adverse developments in the credit markets may impair our ability to secure debt financing.
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of the COVID-19 pandemic, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
So far, the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and us.
If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association ("BBA") in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.
Actions by the ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us.
On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate ("SOFR"). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In the event that the LIBOR Rate is no longer available or published on a current basis or no longer made available or used for determining the interest rate of loans, our administrative agent that manages our loans will generally select a comparable successor rate; provided that (i) to the extent a comparable or successor rate is approved by the administrative agent, the approved rate shall be applied in a manner consistent with market practice; and (ii) to the extent such market practice is not administratively feasible for the administrative agent, such approved rate shall be applied as otherwise reasonably determined by the administrative agent.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 13, 2020, NMF SLF I, Inc. (the “Company”) delivered a capital drawdown notice to its investors relating to the sale of 7,443,289 shares of common stock, par value $0.001 per share (the “Shares”), for an aggregate offering price of $78,750,000. No underwriting discounts or commissions have been or will be paid in connection with the sale of such Shares. The shares will be issued to investors on August 27, 2020.
The sale of the Shares is being made pursuant to subscription or commitment agreements entered into by the Company and its investors. Under the terms of the subscription and commitment agreements, the investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice to the investors.
The issuance and sale of the Shares are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Each purchaser of the Shares was required to represent that it is (i) an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act and (ii) was acquiring the Shares for investment and not with a view to resell or distribute. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with such issuances.

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

(1)Previously filed in connection with NMF Senior Loan Fund I, Inc.'s (now known as NMF SLF I, Inc.) registration statement on Form 10 (File No. 000-56123) filed on November 22, 2019.
* Filed herewith.

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2020.

NMF SLF I, Inc.
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)
By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)