Form 10-Q
period 2020-09-30
NMF SLF I, Inc.
filed 2020-11-13
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2020

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of November 13, 2020 was 28,443,289. As of September 30, 2020, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	NMF SLF I, Inc.
	Statements of Assets and Liabilities as of September 30, 2020 (unaudited) and December 31, 2019	3
	Statements of Operations for the three and nine months ended September 30, 2020 (unaudited), for the three months ended September 30, 2019 (unaudited) and for the period from January 23, 2019 (inception) to September 30, 2019 (unaudited)	4
	Statements of Changes in Net Assets for the three and nine months ended September 30, 2020 (unaudited), for the three months ended September 30, 2019 (unaudited) and for the period from January 23, 2019 (inception) to September 30, 2019 (unaudited)	5
	Statements of Cash Flows for the nine months ended September 30, 2020 (unaudited) and for the period from January 23, 2019 (inception) to September 30, 2019 (unaudited)	6
	Schedule of Investments as of September 30, 2020 (unaudited)	7
	Notes to the Financial Statements (unaudited)	12
	Report of Independent Registered Public Accounting Firm	26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
	Signatures	47

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Non-controlled/non-affiliated investments at fair value (cost of $264,502 and $0, respectively)	$278,991	$—
Cash and cash equivalents	38,397	1
Interest receivable	1,618	—
Receivable from unsettled securities sold	486	—
Deferred offerings costs	—	164
Other assets	89	22
Total assets	$319,581	$187
Liabilities
Borrowings
Wells Subscription Line	$—	$—
Deferred financing costs (net of accumulated amortization of $126 and $0, respectively)	(295)	—
Net borrowings	(295)	—
Payable for unsettled securities purchased	9,447	—
Distribution payable	5,973	—
Management fee payable	230	—
Payable to affiliates	45	332
Interest payable	16	—
Accrued organizational and offering expenses	—	488
Other liabilities	261	54
Total liabilities	15,677	874
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 28,443,289 and 100 shares issued and outstanding, respectively	28	—
Paid in capital in excess of par	288,507	1
Accumulated undistributed (overdistributed) earnings	15,369	(688)
Total net assets	$303,904	$(687)
Total liabilities and net assets	$319,581	$187
Number of shares outstanding	28,443,289	100
Net asset value per share	$10.68	$(6,873.06)
The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019(1)
Investment income
Interest income	$5,771	$—	$9,830	$—
Fee income	359	—	1,022	—
Total investment income	6,130	—	10,852	—
Expenses
Management fee	919	—	2,484	—
Professional fees	152	—	429	—
Interest and other financing expenses	152	—	354	—
Other general and administrative expenses	79	—	232	—
Administrative expenses	67	—	141	—
Organizational expenses	—	12	20	594
Total expenses	1,369	12	3,660	594
Less: management fees waived (See Note 5)	(689)	—	(2,047)	—
Net expenses	680	12	1,613	594
Net investment income (loss)	5,450	(12)	9,239	(594)
Net realized gains on investments	511	—	1,032	—
Net change in unrealized appreciation of investments	2,947	—	14,489	—
Net realized and unrealized gains	3,458	—	15,521	—
Net increase (decrease) in net assets resulting from operations	$8,908	$(12)	$24,760	$(594)
Earnings (loss) per share (basic & diluted)	$0.37	$(121.76)	$1.39	$(5,937.98)
Weighted average shares of common stock outstanding - basic & diluted (2)(See Note 10)	23,831,686	100	17,762,235	100

(1)For the nine months ended September 30, 2019, amounts represent the period from January 23, 2019 (inception) to September 30, 2019.
(2)For the nine months ended September 30, 2020 and September 30, 2019, the Company's weighted average number of shares outstanding is based on the period from February 18, 2020 (commencement of operations) to September 30, 2020 and the period from April 15, 2019 (issuance of initial shares) to September 30, 2019, respectively.
The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019(1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$5,450	$(12)	$9,239	$(594)
Net realized gains on investments	511	—	1,032	—
Net change in unrealized appreciation of investments	2,947	—	14,489	—
Net increase (decrease) in net assets resulting from operations	8,908	(12)	24,760	(594)
Capital transactions
Net proceeds from shares of common stock sold	78,750	—	288,749	1
Offering costs	(19)	—	(215)	—
Distributions declared to stockholders from net investment income	(5,973)	—	(8,703)	—
Total net increase in net assets resulting from capital transactions	72,758	—	279,831	1
Net increase (decrease) in net assets	81,666	(12)	304,591	(593)
Net assets at the beginning of the period	222,238	(581)	(687)	—
Net assets at the end of the period	$303,904	$(593)	$303,904	$(593)

Capital share activity
Shares of common stock sold	7,443,289	—	28,443,189	100

(1)For the nine months ended September 30, 2019, amounts represent the period from January 23, 2019 (inception) to September 30, 2019.
The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019(1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$24,760	$(594)
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(1,032)	—
Net change in unrealized appreciation of investments	(14,489)	—
Amortization of purchase discount	(1,962)	—
Amortization of deferred financing costs	126	—
Non-cash investment income	(31)	—
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(283,001)	—
Proceeds from sales and paydowns of investments	22,335	—
Cash paid for purchase of drawn portion of revolving credit facilities	(1,234)	—
Cash paid on drawn revolving credit facilities	(2,219)	—
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	897	—
Cash repayments on drawn revolvers	1,745	—
Interest receivable	(1,618)	—
Receivable from unsettled securities sold	(486)	—
Deferred offering costs	164	(125)
Other assets	(67)	—
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	9,447	—
Interest payable	16	—
Management fee payable	230	—
Accrued organizational and offering expenses	(488)	626
Payable to affiliates	(287)	93
Other liabilities	207	—
Net cash flows used in operating activities	(246,987)	—
Cash flows from financing activities
Distributions	(2,730)	—
Net proceeds from issuance of common stock	288,749	1
Proceeds from Wells Subscription Line	92,000	—
Repayment of Wells Subscription Line	(92,000)	—
Offering costs paid	(215)	—
Deferred financing costs paid	(421)	—
Net cash flows provided by financing activities	285,383	1
Net increase in cash and cash equivalents	38,396	1
Cash and cash equivalents at the beginning of the period	1	—
Cash and cash equivalents at the end of the period	$38,397	$1
Supplemental disclosure of cash flow information
Cash interest paid	$188	$—
Non-cash financing activities:
Distribution declared and payable	5,973	—
Accrual for offering costs	—	125

(1)For the nine months ended September 30, 2019, amounts represent the period from January 23, 2019 (inception) to September 30, 2019.
The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Schedule of Investments
September 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Health Services ULC**
Healthcare Services	First lien	4.75% (L + 3.75%/M)	4/8/2020	6/6/2025	$4,164	$3,212	$3,951	1.30%
Project Boost Purchaser, LLC**
Business Services	First lien	3.65% (L + 3.50%/M)	5/4/2020	6/1/2026	1,980	1,691	1,931	0.64%
Total Funded Debt Investments - Canada					$6,144	$4,903	$5,882	1.94%
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	First lien	4.25% (L + 3.25%/M)	4/15/2020	10/3/2024	$1,409	$1,240	$1,384	0.46%
Total Funded Debt Investments - United Kingdom					$1,409	$1,240	$1,384	0.46%
Funded Debt Investments - United States
Apptio, Inc.
Software	First lien (2)	8.25% (L + 7.25%/S)	4/20/2020	1/10/2025	$25,000	$23,730	$25,375	8.35%
Frontline Technologies Group Holindings, LLC
Software	First lien (2)	6.75% (L + 5.75%/Q)	4/20/2020	9/18/2023	17,253	16,405	17,253
	First lien (2)	6.75% (L + 5.75%/Q)	4/20/2020	9/18/2023	7,619	7,245	7,619
					24,872	23,650	24,872	8.18%
iCIMS, Inc.
Software	First lien (2)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	20,025	19,014	20,036
	First lien (2)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	3,905	3,708	3,907
					23,930	22,722	23,943	7.88%
Instructure, Inc. **
Software	First lien (2)	8.00% (L + 7.00%/Q)	3/24/2020	3/24/2026	16,622	16,525	16,520	5.44%
GS Acquisitionco, Inc.
Software	First lien (2)	6.75% (L + 5.75%/S)	2/6/2020	5/24/2024	15,409	15,324	15,409
	First lien (2)(3) - Drawn	6.75% (L + 5.75%/S)	2/6/2020	5/24/2024	1,038	1,033	1,038
					16,447	16,357	16,447	5.41%
Diligent Corporation
Software	First lien (2)	7.25% (L + 6.25%/S)	8/4/2020	8/4/2025	15,088	14,904	15,290	5.03%
Astra Acquisition Corp.
Software	First lien	6.50% (L + 5.50%/M)	2/26/2020	3/1/2027	13,439	13,344	13,506	4.44%
CentralSquare Technologies, LLC
Software	First lien	3.90% (L + 3.75%/M)	4/1/2020	8/29/2025	13,686	11,469	12,338	4.06%
MRI Software LLC
Software	First lien (2)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	11,045	10,994	11,077	3.64%
Market Track, LLC
Business Services	First lien (2)	5.25% (L + 4.25%/Q)	5/13/2020	6/5/2024	10,850	9,430	10,684	3.52%
Bracket Intermediate Holding Corp.
Healthcare Services	First lien	4.55% (L + 4.25%/Q)	3/30/2020	9/5/2025	9,696	8,289	9,526	3.13%
Xactly Corporation
Software	First lien (2)	8.25% (L + 7.25%/S)	6/5/2020	7/29/2022	9,449	9,034	9,449	3.11%
Bullhorn, Inc.
Software	First lien (2)	6.75% (L + 5.75%/Q)	9/11/2020	9/30/2026	9,307	9,238	9,307	3.06%

NMF SLF I, Inc.
Schedule of Investments (Continued)
September 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Kaseya Inc.
Software	First lien (2)	8.09% (L + 4.00% + 3.00% PIK/S)*	6/29/2020	5/2/2025	$8,615	$8,350	$8,701
	First lien (2)(3) - Drawn	7.50% (L + 6.50%/S)	6/29/2020	5/2/2025	336	330	336
	First lien (2)(3) - Drawn	8.06% (L + 4.00% + 3.00% PIK/S)*	6/29/2020	5/2/2025	189	197	191
					9,140	8,877	9,228	3.04%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	6,292	6,263	6,386	2.10%
Salient CRGT Inc.
Federal Services	First lien (2)	7.50% (L + 6.50%/S)	4/1/2020	2/28/2022	5,730	4,944	5,648	1.86%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	5,498	5,473	5,471	1.80%
Advisor Group Holdings, Inc.
Consumer Services	First lien	5.15% (L + 5.00%/M)	1/31/2020	7/31/2026	4,963	4,951	4,815	1.58%
Mavis Tire Express Services Corp.
Retail	First lien	3.47% (L + 3.25%/Q)	4/6/2020	3/20/2025	4,852	4,023	4,613	1.52%
Recorded Future, Inc.
Software	First lien (2)	7.25% (L + 6.25%/S)	8/3/2020	7/3/2025	4,167	4,095	4,168
	First lien (2)(3) - Drawn	7.25% (L + 6.25%/S)	8/3/2020	7/3/2025	333	328	333
					4,500	4,423	4,501	1.48%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	First lien	5.75% (L + 4.75%/Q)	2/21/2020	11/19/2026	4,158	3,573	4,100	1.35%
Symplr Software, Inc.
Healthcare Information Technology	First lien (2)	6.23% (L + 6.00%/Q)	9/14/2020	11/28/2025	3,979	3,939	3,979	1.31%
EyeCare Partners, LLC
Healthcare Services	First lien	3.90% (L + 3.75%/M)	4/16/2020	2/18/2027	4,034	3,301	3,816	1.26%
Geo Parent Corporation
Business Services	First lien (2)	5.40% (L + 5.25%/M)	5/29/2020	12/19/2025	2,985	2,871	2,985	0.98%
MED ParentCo, LP
Healthcare Services	First lien	4.40% (L + 4.25%/M)	4/30/2020	8/31/2026	2,387	2,061	2,276
	First lien (3) - Drawn	4.40% (L + 4.25%/M)	4/30/2020	8/31/2026	419	363	399
					2,806	2,424	2,675	0.88%
Convey Health Solutions, Inc.
Healthcare Services	First lien (2)	10.00% (L + 9.00%/Q)	4/8/2020	9/4/2026	2,488	2,453	2,587	0.85%
Bluefin Holding, LLC
Software	Second Lien (2)	7.90% (L + 7.75%/M)	6/9/2020	9/6/2027	2,500	2,368	2,500	0.81%
Spring Education Group, Inc.
Education	First lien	4.47% (L + 4.25%/Q)	3/23/2020	7/30/2025	2,486	1,827	2,357	0.78%
Vectra Co.
Business Products	First lien	3.40% (L + 3.25%/M)	3/26/2020	3/10/2025	1,997	1,675	1,939	0.64%
Heartland Dental, LLC
Healthcare Services	First lien	3.65% (L + 3.50%/M)	4/8/2020	4/30/2025	1,990	1,537	1,841	0.61%
MH Sub I, LLC (Micro Holding Corp.)
Software	First lien	3.65% (L + 3.50%/M)	3/23/2020	9/13/2024	1,490	1,196	1,459	0.48%
EAB Global, Inc.
Education	First lien	4.75% (L + 3.75%/M)	3/24/2020	11/15/2024	1,489	1,216	1,451	0.48%

The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Schedule of Investments (Continued)
September 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Idera, Inc.
Software	First lien	5.00% (L + 4.00%/S)	3/24/2020	6/28/2024	$992	$836	$981	0.32%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	First lien	3.75% (L + 3.00%/M)	4/30/2020	2/3/2025	987	869	948	0.31%
Total Funded Debt Investments - United States					$274,787	$258,725	$272,614	89.69%
Total Funded Debt Investments					$282,340	$264,868	$279,880	92.09%
Total Funded Investments						$264,868	$279,880	92.09%
Unfunded Debt Investments - United States
Diligent Corporation
Software	First lien (2)(3) - Undrawn	—	8/4/2020	2/4/2022	$3,656	$(44)	$49
	First lien (2)(3) - Undrawn	—	8/4/2020	8/4/2025	1,219	(15)	—
					4,875	(59)	49	0.02%
Kaseya Inc.
Software	First lien (2)(3) - Undrawn	—	6/29/2020	5/3/2021	793	(35)	8
	First lien (2)(3) - Undrawn	—	8/3/2020	3/4/2022	200	(2)	2
	First lien (2)(3) - Undrawn	—	6/29/2020	5/2/2025	350	(15)	—
					1,343	(52)	10	0.00%
MRI Software LLC
Software	First lien (2)(3) - Undrawn	—	1/31/2020	2/10/2022	445	—	1
	First lien (2)(3) - Undrawn	—	1/31/2020	2/10/2026	780	(4)	—
					1,225	(4)	1	0.00%
Recorded Future, Inc.
Software	First lien (2)(3) - Undrawn	—	8/3/2020	1/3/2021	333	(6)	—
	First lien (2)(3) - Undrawn	—	8/3/2020	7/3/2025	167	(3)	—
					500	(9)	—	—%
Xactly Corporation
Software	First lien (2)(3) - Undrawn	—	6/5/2020	7/29/2022	551	(24)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3) - Undrawn	—	2/20/2020	2/20/2026	701	(3)	—	—%
GS Acquisitionco, Inc.
Software	First lien (2)(3) - Undrawn	—	2/6/2020	5/24/2024	445	(3)	—	—%
Bullhorn, Inc.
Software	First lien (2)(3) - Undrawn	—	9/11/2020	9/30/2026	693	(5)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3) - Undrawn	—	3/13/2020	2/6/2025	395	(2)	(2)	(0.00)%
Instructure, Inc. **
Software	First lien (2)(3) - Undrawn	—	3/24/2020	3/24/2026	1,294	(7)	(8)	(0.00)%
MED ParentCo, LP
Healthcare Services	First lien (3) - Undrawn	—	4/30/2020	8/30/2021	179	(26)	(8)	(0.00)%

The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Schedule of Investments (Continued)
September 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
EyeCare Partners, LLC
Healthcare Services	First lien (3) - Undrawn	—	4/16/2020	2/18/2022	$946	$(172)	$(51)	(0.02)%
PaySimple, Inc.
Software	First lien (3) - Undrawn	—	9/21/2020	9/23/2021	22,000	—	(880)	(0.29)%
Total Unfunded Debt Investments - United States					$35,147	$(366)	$(889)	(0.29)%
Total Unfunded Debt Investments					$35,147	$(366)	$(889)	(0.29)%
Total Non-Controlled/Non-Affiliated Investments						$264,502	$278,991	91.80%
Total Investments						$264,502	$278,991	91.80%

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
(4)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2020.
*    All or a portion of interest contains payment-in kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2020, 7.44% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Schedule of Investments (Continued)
September 30, 2020
(in thousands)
(unaudited)

September 30, 2020
Investment Type	Percent of Total Investments at Fair Value
First lien	99.10%
Second lien	0.90%
Total investments	100.00%

September 30, 2020
Industry Type	Percent of Total Investments at Fair Value
Software	71.72%
Healthcare Services	8.72%
Business Services	5.93%
Distribution & Logistics	2.29%
Consumer Services	2.22%
Federal Services	2.02%
Specialty Chemicals & Materials	1.96%
Retail	1.65%
Healthcare Information Technology	1.43%
Education	1.36%
Business Products	0.70%
Total investments	100.00%

September 30, 2020
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements of
NMF SLF I, Inc.
September 30, 2020
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
    NMF SLF I, Inc. (the "Company"), formerly known as NMF Senior Loan Fund I, Inc., is a Maryland corporation formed on January 23, 2019. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company intends to elect to be treated for United States ("U.S.") federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
    New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
    The Company conducted a private offering (the "Private Offering") of its common stock to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended. At the closing of any Private Offering, each investor will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with the Company. The Company commenced its loan origination and investment activities on the date it issued shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"), which occurred on February 18, 2020. The Company may conduct subsequent closings at times during its investment period (the "Investment Period"), which commenced on the Initial Closing Date and shall initially continue until the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of the Company's outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the subscription agreement entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
    The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of September 30, 2020, the Company's top five industry concentrations were software, healthcare services, business services, distribution & logistics and consumer services.
Note 2. Summary of Significant Accounting Policies
    Basis of accounting—The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
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
    The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Company's board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of ERISA ("Benefit Plan Investors"), hold 25% or more of the Company's outstanding shares, and (ii) the Company's shares are not listed on a national securities exchange, an unaffiliated third-party ("Sub-Administrator"), has been engaged to independently value the Company's investments, in consultation with the Investment Adviser. The Company's quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator, are set forth in more detail below:
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
    Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2020 and December 31, 2019.
    Revenue recognition
    Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
    Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2020, the Company recognized PIK interest from investments of $82 and $82, respectively. For the three months ended September 30, 2019 and for the period from January 23, 2019 (inception) to September 30, 2019, the Company had not commenced investment operations and recognized no PIK interest.
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
    Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes.
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
    Distributions—Distributions to the Company's stockholders are recorded on the record date as set by the Company's board of directors. The Company intends to make distributions to its stockholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.

    Use of estimates—The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Company's financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in the economic environment, financial markets, and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.
Note 3. Investments
    At September 30, 2020, the Company's investments consisted of the following:
    Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$262,134	$276,491
Second lien	2,368	2,500
Total investments	$264,502	$278,991
    Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$193,077	$200,065
Healthcare Services	21,018	24,337
Business Services	14,861	16,548
Distribution & Logistics	6,260	6,386
Consumer Services	6,191	6,199
Federal Services	4,944	5,648
Specialty Chemicals & Materials	5,471	5,469
Retail	4,023	4,613
Healthcare Information Technology	3,939	3,979
Education	3,043	3,808
Business Products	1,675	1,939
Total investments	$264,502	$278,991
    As of September 30, 2020, the Company had unfunded commitments on revolving credit facilities of $6,595 and no unfunded commitments on bridge facilities. As of September 30, 2020, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $28,552. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedule of Investments as of September 30, 2020.
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
    The Company's financial condition and portfolio companies may continue to be negatively impacted by the recent outbreak of the novel strain of coronavirus ("COVID-19"). On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, a national emergency was declared in the U.S. The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the U.S. and global economy as commercial activity and public perception have been negatively impacted by the outbreak. The ultimate extent to which the COVID-19 crisis will impact the Company's financial condition and portfolio companies will depend on future developments affecting not only the Company, but also the entire U.S. and global economy, which are inherently uncertain, including, among others, new information that may emerge concerning the severity and rate of the spread of the disease.
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
    The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of September 30, 2020:

	Total	Level I	Level II	Level III
First lien	$276,491	$—	$73,572	$202,919
Second lien	2,500	—	—	2,500
Total investments	$278,991	$—	$73,572	$205,419

    The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2020, as well as the portion of appreciation included in income attributable to unrealized appreciation related to those assets and liabilities still held by the Company at September 30, 2020:

	Total	First Lien	Second Lien
Fair value, June 30, 2020	$195,166	$192,666	$2,500
Total gains or losses included in earnings:
Net realized gains on investments	59	59	—
Net change in unrealized appreciation	2,652	2,652	—
Purchases, including capitalized PIK and revolver fundings	43,522	43,522	—
Proceeds from sales and paydowns of investments	(10,510)	(10,510)	—
Transfers out of Level III (1)	(25,470)	(25,470)	—
Fair value, September 30, 2020	$205,419	$202,919	$2,500
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,701	$2,701	$—

(1)As of September 30, 2020, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2020, as well as the portion of appreciation included in income attributable to unrealized appreciation related to those assets and liabilities still held by the Company at September 30, 2020:

	Total	First Lien	Second Lien
Fair value, December 31, 2019	$—	$—	$—
Total gains or losses included in earnings:
Net realized gains on investments	580	580	—
Net change in unrealized appreciation	8,597	8,459	138
Purchases, including capitalized PIK and revolver fundings	216,580	214,218	2,362
Proceeds from sales and paydowns of investments	(20,338)	(20,338)	—
Fair value, September 30, 2020	$205,419	$202,919	$2,500
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$8,181	$8,043	$138
There were no investments held by the Company during the three months ended September 30, 2019 or for the period from January 23, 2019 (inception) to September 30, 2019.
Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the three and nine months ended September 30, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
    Company Performance, Financial Review, and Analysis:    Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus the prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
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
    Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2020, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2020 were as follows:

				Range
Type	Fair Value as of September 30, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$203,799	Market & income approach	EBITDA multiple	7.0x	25.0x	18.1x
			Revenue multiple	4.0x	11.0x	6.8x
			Discount rate	4.5%	12.9%	6.7%
	(880)	Other	N/A (1)	N/A	N/A	N/A
Second lien	2,500	Market & income approach	EBITDA multiple	30.0x	34.0x	32.0x
			Discount rate	8.1%	8.4%	8.2%
	$205,419

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
    The fair value of the Wells Subscription Line (as defined below), which is categorized as Level III within the fair value hierarchy as of September 30, 2020, approximates its carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
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
Note 5. Agreements and Related Parties
    The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives an annual base management fee from the Company.
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
For the three and nine months ended September 30, 2020, $919 and $2,484, respectively, of gross management fees were incurred by the Company, which were reduced to net management fees of $230 and $437, respectively, due to the management fee reduction described above. For the three months ended September 30, 2019 and for the period from January 23, 2019 (inception) to September 30, 2019, there were no management fees as the Company was in the development stage and had not commenced investment operations.
    The Company has entered into the administration agreement ("Administration Agreement") with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
    The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company a non-exclusive, royalty-free license to use the "New Mountain" and the "NMF" names. Under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain" and "NMF" names, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company will have no legal right to the "New Mountain" or the "NMF" names.
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
For the three months ended September 30, 2020, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Subscription Line were $83, $16 and $53, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the three months ended September 30, 2020 were 1.7% and 2.7%, respectively. For the period from February 25, 2020 (commencement of the Wells Subscription Line) to September 30, 2020, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Subscription Line were $187, $41 and $126, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the period from February 25, 2020 (commencement of the Wells Subscription Line) to September 30, 2020 were 1.8% and 3.1%, respectively.

As of September 30, 2020, there was no outstanding balance on the Wells Subscription Line and the Company was in compliance with the applicable covenants in the Wells Subscription Line on such date.
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
Note 8. Commitments and Contingencies
    In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2020, the Company had unfunded commitments on revolving credit facilities of $6,595, no outstanding bridge financing commitments and other future funding commitments of $28,552. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedule of Investments. As of December 31, 2019, the Company had no commitments or contingencies.
    The Company also has revolving borrowings available under the Wells Subscription Line as of September 30, 2020. See Note 6. Borrowings, for details.
    The Company may from time to time enter into financing commitment letters. As of September 30, 2020 and December 31, 2019, the Company had no commitment letters to purchase investments which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. For the nine months ended September 30, 2020 and subsequent to September 30, 2020, COVID-19 has had a significant impact on the U.S. economy and on the Company.
    The extent of the continued impact of the COVID-19 pandemic on the financial performance of the Company's current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions and the health of the financial markets and economy as a result of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies continue to be adversely impacted by the effects of the COVID-19 pandemic, the Company may experience a material adverse impact on its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.
Note 9. Net Assets
    In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at $0.001 per share par value.

The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
February 3, 2020	February 18, 2020	5,249,900	$52,499
March 12, 2020	March 26, 2020	5,250,000	52,500
April 20, 2020	May 4, 2020	10,500,000	105,000
August 13, 2020	August 27, 2020	7,443,289	78,750
		28,443,189	$288,749
On April 15, 2019, the Company issued 100 shares of common stock for $1 to the Investment Advisor.
The following table reflects the distributions declared on the Company's common stock for the nine months ended September 30, 2020.

Date Declared	Record Date	Payment Date	Per Share Amount
June 23, 2020	June 23, 2020	July 13, 2020	$0.13
September 25, 2020	September 29, 2020	October 13, 2020	0.21
			$0.34
As of December 31, 2019, no distributions had been declared or paid by the Company.
Note 10. Earnings Per Share
    The following information sets forth the computation of basic net increase (decrease) in the Company's net assets per share resulting from operations for the three and nine months ended September 30, 2020, for the three months ended September 30, 2019 and for the period from January 23, 2019 (inception) to September 30, 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019(1)
Earnings (loss) per share—basic & diluted
Numerator for basic & diluted earnings (loss) per share:	$8,908	$(12)	$24,760	$(594)
Denominator for basic & diluted weighted average share(2):	23,831,686	100	17,762,235	100
Basic & diluted earnings (loss) per share:	$0.37	$(121.76)	$1.39	$(5,937.98)

(1)For the nine months ended September 30, 2019, the amounts represent the period from January 23, 2019 (inception) to September 30, 2019.
(2)For the nine months ended September 30, 2020 and the period from January 23, 2019 (inception) to September 30, 2019, the Company's weighted average number of shares outstanding is based on the period from February 18, 2020 (commencement of operations) to September 30, 2020 and the period from April 15, 2019 (issuance of initial shares) to September 30, 2019, respectively.

Note 11. Financial Highlights
    The following information sets forth the Company's financial highlights for the nine months ended September 30, 2020 and for the period from January 23, 2019 (inception) to September 30, 2019.

	Nine Months Ended
	September 30, 2020	September 30, 2019(1)
Per share data: (2)
Net asset value, February 18, 2020 and January 23, 2019 (inception), respectively(3)	$—	$—
Net investment income (loss)	0.52	(5,937.98)
Net realized and unrealized gains (4)	0.35	—
Net increase (decrease) in net assets resulting from operations	0.87	(5,937.98)
Issuance of shares of common stock	10.15	10.00
Dividends declared to stockholders from net investment income	(0.34)	—
Net asset value, September 30, 2020 and September 30, 2019, respectively	$10.68	$(5,927.98)
Total return (5)	10.28%	N/M
Shares outstanding at end of period	28,443,289	100
Average weighted shares outstanding for the period (6)	17,762,235	100
Average net assets for the period (6)	$182,743	N/M
Ratio to average net assets:
Net investment income (7)	8.19%	N/M
Total expenses, before waivers (7)	3.24%	N/M
Total expenses, net of waivers (7)	1.42%	N/M

Average debt outstanding — Wells Subscription Line (8)	$16,781	N/A
Asset coverage ratio (9)	N/A	N/A
Portfolio turnover	15.99%	N/A

Capital Commitments	$525,000	N/A
Funded Capital Commitments	$288,750	N/A
% of Capital Commitments Funded	55.00%	N/A

(1)For the nine months ended September 30, 2019, the amounts represent the period from January 23, 2019 (inception) to September 30, 2019.
(2)Per share data is based on weighted average shares outstanding for the period from February 18, 2020 (commencement of operations) through September 30, 2020 (except for issuance of shares of common stock and distributions declared to stockholders, which are based on actual rate per share).
(3)February 18, 2020 is the date of commencement of operations, which was the date on which shares were issued to persons not affiliated with the Investment Adviser.
(4)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns which for the nine months ended September 30, 2020 was $(0.52) per share.
(5)Total return is calculated assuming an initial purchase price of $10.00 per share and a sale at net assets per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets per share on the last day of the respective quarter. Total return calculation is not annualized.
(6)For the nine months ended September 30, 2020, average weighted shares outstanding and average net assets represent the period from February 18, 2020 (commencement of operations) to September 30, 2020. For the period from January 23, 2019 (inception) to September 30, 2019, the weighted shares outstanding represents the period from April 15, 2019 (issuance of initial shares) to September 30, 2019.
(7)Annualized, except organizational and offering costs.
(8)For the nine months ended September 30, 2020, average debt outstanding represents the period from February 25, 2020 (commencement of the Wells Subscription Line) to September 30, 2020.

(9)As of September 30, 2020, the asset coverage ratio of the Company is not applicable as the Company had no debt outstanding.
N/A     Not applicable as the Company was in the development stage and had not entered into the respective agreements.
N/M     Calculations are not meaningful because the Company was in the development stage and had not commenced investment operations.
Note 12. Recent Accounting Standards Updates
    In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended September 30, 2020.
Note 13. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from recent developments through the date the financial statements were issued. There have been no recent developments that require recognition or disclosure in these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying statement of assets and liabilities of NMF SLF I, Inc. (the "Company"), including the schedule of investments, as of September 30, 2020, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2020 and three-month period ended September 30, 2019 and the period from January 23, 2019 (inception) to September 30, 2019, and cash flows for the nine-month period ended September 30, 2020 and period from January 23, 2019 (inception) to September 30, 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 13, 2020

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
    We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statement on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
    We are a Maryland corporation formed on January 23, 2019. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
    The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
    Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in or originating first lien and unitranche leveraged loans in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of September 30, 2020, our top five industry concentrations were software, healthcare services, business services, distribution & logistics and consumer services.
    As of September 30, 2020, our net assets were approximately $303.9 million and our portfolio had a fair value of approximately $279.0 million in 38 portfolio companies.
COVID-19 Developments
    On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and on us. The extent of the continued impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies continue to be adversely impacted by the effects of the COVID-19 pandemic, such impact may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and results of operations and the financial condition of our portfolio companies.
As of September 30, 2020, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were not in default of any of the covenants under our subscription line as of September 30, 2020. However, any increase in unrealized depreciation of our investment portfolio or reductions in our net asset value, as a result of the effects of the COVID-19 pandemic or otherwise, increases the risk of breaching the relevant covenants. For additional discussion on the impact of the COVID-19 pandemic on our portfolio companies, see "Monitoring of Portfolio Investments".
    We will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and we may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. For example, recurring COVID-19 outbreaks have led to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues) in certain states in the U.S. and globally and could continue to lead to the reintroduction of such restrictions elsewhere. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future.
Critical Accounting Policies
    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.
Basis of Accounting
    We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
Valuation and Leveling of Portfolio Investments
    At all times, consistent with GAAP and the 1940 Act, we conduct a valuation of assets, which impacts our net asset value.
    We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our board of directors is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and any regulations promulgated thereunder ("Benefit Plan Investors"), hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, an unaffiliated third-party ("Sub-Administrator") has been engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator are set forth in more detail below:
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

    The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of September 30, 2020:

(in thousands)	Total	Level I	Level II	Level III
First lien	$276,491	$—	$73,572	$202,919
Second lien	2,500	—	—	2,500
Total investments	$278,991	$—	$73,572	$205,419
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
    Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2020, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2020, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2020 were as follows:

(in thousands)				Range
Type	Fair Value as of September 30, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$203,799	Market & income approach	EBITDA multiple	7.0x	25.0x	18.1x
			Revenue multiple	4.0x	11.0x	6.8x
			Discount rate	4.5%	12.9%	6.7%
	(880)	Other	N/A (1)	N/A	N/A	N/A
Second lien	2,500	Market & income approach	EBITDA multiple	30.0x	34.0x	32.0x
			Discount rate	8.1%	8.4%	8.2%
	$205,419

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
Revenue Recognition
    Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
    Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For both the three and nine months ended September 30, 2020, we recognized PIK interest from investments of approximately $0.1 million. For the three months ended September 30, 2019 and for the period from January 23, 2019 (inception) to September 30, 2019, we had not commenced investment operations and recognized no PIK interest.
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2020:

(in millions)	As of September 30, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$18.5	7.0%	$19.2	6.9%
Investment Rating 2	246.0	93.0%	259.8	93.1%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$264.5	100.0%	$279.0	100.0%
    As of September 30, 2020, all investments in our portfolio had an Investment Rating of 1 or 2.
    In response to the continuing impact of the outbreak of COVID-19 and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of September 30, 2020:

(in millions)	As of September 30, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	1.8	0.7%	2.4	0.9%
Green	262.7	99.3%	276.6	99.1%
	$264.5	100.0%	$279.0	100.0%
Portfolio and Investment Activity
    The fair value of our investments was approximately $279.0 million in 38 portfolio companies at September 30, 2020.
    The following table shows our portfolio and investment activity for the nine months ended September 30, 2020:

Nine Months Ended
(in millions)	September 30, 2020
New investments in 44 portfolio companies	$282.1
Debt repayments in existing portfolio companies	(15.4)
Sales of securities in 6 portfolio companies	(6.9)
Change in unrealized appreciation on 34 portfolio companies	15.5
Change in unrealized depreciation on 4 portfolio companies	(1.0)

Recent Accounting Standards Updates
    See Part I—Financial Information—Note 12. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2020 and September 30, 2019
Revenue

	Three Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Interest income	$5,771	$—
Fee income	359	—
Total investment income	$6,130	$—
    Investment income for the three months ended September 30, 2020 is driven by our deployment of capital and increasing invested balance. We had not commenced investment operations for the three months ended September 30, 2019 and therefore had no investment income.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Management fee	$919	$—
Less: management fee waiver	(689)	—
Net management fee	230	—
Professional fees	152	—
Interest and other credit facility expenses	152	—
Other general and administrative expenses	79	—
Administrative expenses	67	—
Organizational expenses	—	12
Net expenses	$680	$12
    Net management fees for the three months ended September 30, 2020 were approximately $0.2 million. Pursuant to the investment advisory and management agreement between us and the Investment Adviser (the "Investment Management Agreement"), the management fee rate will be reduced during the first 11 quarters following the initial acceptance of Capital Commitments.
    Professional fees for the three months ended September 30, 2020 were approximately $0.1 million, and included, legal fees, audit fees, tax professional fees and other miscellaneous professional fees.
    Interest and other financing expenses for the three months ended September 30, 2020 were approximately $0.2 million due to our entry into the Wells Subscription Line.
During the three months ended to September 30, 2019, the only expenses incurred were related to our formation, organization and offering of shares of our common stock.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Net realized gains on investments	$511	$—
Net change in unrealized appreciation of investments	2,947	—
Net realized and unrealized gains	$3,458	$—
    Our net realized and unrealized gains resulted in a total gain of approximately $3.4 million for the three months ended September 30, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended September 30, 2020 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic. We commenced investment activities on February 18, 2020 and therefore did not incur net realized and unrealized gains (losses) for the three months ended September 30, 2019.
Results of Operations for the Nine Months Ended September 30, 2020 and for the Period from January 23, 2019 (inception) to September 30, 2019
Revenue

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019 (1)
Interest income	$9,830	$—
Fee income	1,022	—
Total investment income	$10,852	$—

(1)For the nine months ended September 30, 2019, amounts represent the period from January 23, 2019 (inception) to September 30, 2019.
Investment income for the nine months ended September 30, 2020 is driven by our deployment of capital and increasing invested balance. We had not commenced investment operations for the nine months ended September 30, 2019 and therefore had no investment income.
Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019 (1)
Management fee	$2,484	$—
Less: management fee waiver	(2,047)	—
Net management fee	437	—
Professional fees	429	—
Interest and other credit facility expenses	354	—
Other general and administrative expenses	232	—
Administrative expenses	141	—
Organizational expenses	20	594
Net expenses	$1,613	$594

(1)For the nine months ended September 30, 2019, amounts represent the period from January 23, 2019 (inception) to September 30, 2019.
    Net management fees for the nine months ended September 30, 2020 were approximately $0.4 million. Pursuant to the Investment Management Agreement, the management fee rate will be reduced during the first 11 quarters following the initial acceptance of Capital Commitments.
    Professional fees for the nine months ended September 30, 2020 were approximately $0.4 million and included, legal fees, audit fees, tax professional fees and other miscellaneous professional fees.
    Interest and other financing expenses for the nine months ended September 30, 2020 were approximately $0.4 million due to our entry into the Wells Subscription Line.
During period from January 23, 2019 (inception) to September 30, 2019, the only expenses incurred were related to our formation, organization and offering of shares of our common stock.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019 (1)
Net realized gains on investments	$1,032	$—
Net change in unrealized appreciation of investments	14,489	—
Net realized and unrealized gains	$15,521	$—

(1)For the nine months ended September 30, 2019, amounts represent the period from January 23, 2019 (inception) to September 30, 2019.
    Our net realized and unrealized gains resulted in a total gain of approximately $15.5 million for the nine months ended September 30, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the nine months ended September 30, 2020 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic. We commenced investment activities on February 18, 2020 and therefore did not incur net realized and unrealized gains (losses) for the period from January 23, 2019 (inception) to September 30, 2019.
Liquidity and Capital Resources
    The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
    We expect to generate cash from (1) drawing down capital in respect of common stock, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the "SBCA") upon organization, the Investment Adviser, as the initial stockholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) (2) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2020, we had no outstanding borrowings and for the three and nine months ended September 30, 2020, we have used minimal leverage under our Wells Subscription Line while awaiting proceeds from capital drawdowns.
    On January 27, 2020, we entered into Subscription Agreements with several investors providing for the private placement of shares of common stock.
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
			(in thousands)
February 3, 2020	February 18, 2020	5,249,900	$52,499
March 12, 2020	March 26, 2020	5,250,000	52,500
April 20, 2020	May 4, 2020	10,500,000	105,000
August 13, 2020	August 27, 2020	7,443,289	78,750
		28,443,189	$288,749
On September 30, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2020
Capital Commitments	$525.0
Unfunded Capital Commitments	236.3
% of Capital Commitments Funded	55.0%

At September 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $38.4 million and $0.0 million, respectively. Our cash used in operating activities for the nine months ended September 30, 2020 and for the period from January 23, 2019 (inception) to September 30, 2019, was approximately $247.0 million and $0.0 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments to purchase shares of our common stock.
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
For the three months ended September 30, 2020, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Subscription Line were $0.1 million, less than $20 thousand and less than $60 thousand, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the three months ended September 30, 2020 were 1.7% and 2.7%, respectively. For the period from February 25, 2020 (commencement of the Wells Subscription Line) through September 30, 2020, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Subscription Line were $0.2 million, less than $50 thousand and $0.1 million, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the period from February 25, 2020 (commencement of the Wells Subscription Line) to September 30, 2020 were 1.8% and 3.1%, respectively.
    As of September 30, 2020, there was no outstanding balance on the Wells Subscription Line and we were in compliance with the applicable covenants in the Wells Subscription Line on such date.
Off-Balance Sheet Arrangements
    We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2020, we had outstanding commitments to third parties to fund investments totaling $35.1 million under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
    We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2020, we had no commitment letters to purchase investments and we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
    We have entered into the Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay a management fee for these services.
    We have also entered into an administration agreement (the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to stockholders and reports filed with the SEC. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.

    If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
    Distributions declared for the nine months ended September 30, 2020 totaled approximately $8.7 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2020
Third Quarter	September 25, 2020	September 29, 2020	October 13, 2020	$0.21
Second Quarter	June 23, 2020	June 23, 2020	July 13, 2020	0.13
				$0.34
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
Related Parties
    We have entered into a number of business relationships with affiliated or related parties, including the following:
•We have entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
    We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of September 30, 2020, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our Wells Subscription Line is also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
    The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2020. Interest expense is calculated based on the terms of our outstanding subscription line. For our floating rate subscription line, we use the outstanding balance as of September 30, 2020. Interest expense on our floating rate subscription line is calculated using the interest rate as of September 30, 2020, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2020, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
    Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(0.61)%
Base Interest Rate	—%
+100 Basis Points	7.26%
+200 Basis Points	22.31%
+300 Basis Points	37.37%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
    As of September 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc.

Item 1.    Legal Proceedings
    We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2020. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended September 30, 2020 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.
Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as "COVID-19") surfaced in China and has since spread and continues to spread to other countries, including the United States. This outbreak has led, and for an unknown period of time, will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.
While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration, severity or potential worsening of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control.
The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.
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
Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The impact of the COVID-19 pandemic has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.
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
There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.
The presidential election occurred on November 3, 2020. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain pending the results of the presidential election. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
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
On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. It is unclear if LIBOR will cease to exist after 2021 or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
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
* Filed herewith.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2020.

NMF SLF I, Inc.
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)
By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)