Form 10-K
period 2020-12-31
NMF SLF I, Inc.
filed 2021-03-12
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

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
Emerging growth company ☒
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No ☒
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of March 12, 2021 was 35,648,345. As of June 30, 2020, there was no established public market for the registrant's common stock.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

PART I
Item 1.    Business.
    NMF SLF I, Inc. ("we", "us" or "our") was formed on January 23, 2019 as a corporation under the laws of the State of Maryland under our former name NMF Senior Loan Fund I, Inc. In January 2020, we changed our name to NMF SLF I, Inc. We are a non-diversified management investment company that, in January 2020, elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated, and intend to comply with the requirements to continue to qualify annually, for United States ("U.S.") federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
NMF SLF I SPV, L.L.C. ("SLF I SPV"), our wholly-owned direct subsidiary, was formed on December 9, 2020 in Delaware as a limited liability company whose assets are used to secure SLF I SPV's credit facility.
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
New Mountain Finance Advisers BDC, L.L.C.
    New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a five member investment committee, which is responsible for approving purchases and sales of our investments above $6.5 million in aggregate by issuer. For additional information on the investment committee, see "Investment Committee".
New Mountain Finance Administration, L.L.C.
    New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator also maintains, or oversees the maintenance of, our consolidated financial records, our reports to stockholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). The Administrator performs the calculation and publication of the value of our net assets, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. The Administrator may also provide, on our behalf, managerial assistance to our portfolio companies.
    Because (i) "benefit plan investors", as defined in Section 3(42) of ERISA, and any regulations promulgated thereunder ("Benefit Plan Investors"), hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, an unaffiliated third-party ("Sub-Administrator") has been engaged to independently value our investments, in consultation with the Investment Adviser. In addition, our Administrator is not entitled to reimbursement for our allocable portion of the compensation of, or other expenses pertaining to, any personnel employed by the Administrator or any of its affiliates that may perform services for us, including our chief financial officer, chief compliance officer and their respective staffs. Nor is the Administrator entitled to reimbursement for our allocable portion of its overhead expenses. In the event (i) Benefit Plan Investors do not hold 25% or more of our outstanding shares, or (ii) our shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs.
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

    We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see Item 1A.—Risk Factors in this Annual Report on Form 10-K.
Investment Objective and Portfolio
    Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invests in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of December 31, 2020, the Company's top five industry concentrations were software, healthcare services, business services, financial services and distribution & logistics. At December 31, 2020, our portfolio consisted of 51 portfolio companies and was invested 98.0% in first lien loans and 2.0% in second lien loans. The fair value of our investments was approximately $468.0 million at December 31, 2020. As of December 31, 2019, we had not commenced investment operations.
The following table shows our portfolio and investment activity for the year ended December 31, 2020:

Year Ended
(in millions)	December 31, 2020
New investments in 58 portfolio companies	$471.7
Debt repayments in existing portfolio companies	(20.1)
Sales of securities in 6 portfolio companies	(6.9)
Change in unrealized appreciation on 46 portfolio companies	19.3
Change in unrealized depreciation on 5 portfolio companies	(0.2)
The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2020, calculated as a percentage of fair value as of December 31, 2020:

December 31, 2020
Portfolio Company	Percent of Total Investments at Fair Value
Frontline Technologies Group Holdings, LLC	7.4%
Apptio, Inc.	5.4%
Higginbotham Insurance Agency, Inc.	5.3%
iCIMS, Inc.	5.1%
Syndigo LLC	5.1%
GS Acquisitionco, Inc.	4.9%
Instructure, Inc.	4.1%
Confluent Health, LLC	3.6%
PaySimple, Inc.	3.3%
Diligent Corporation	3.3%
Total	47.5%

December 31, 2020
Industry Type	Percent of Total Investments at Fair Value
Software	57.7%
Healthcare Services	12.6%
Business Services	11.5%
Financial Services	5.3%
Distribution & Logistics	4.6%
Consumer Services	3.5%
Specialty Chemicals & Materials	1.4%
Federal Services	1.2%
Retail	1.0%
Education	0.8%
Total	99.6%
Certain Limitations on Investments
    Our underlying assets are considered for purposes of ERISA and Section 4975 of the Code to be assets of certain employee benefit plans and other plans that purchase shares. Under such circumstances, our investments and the activities of the Investment Adviser is subject to and, in certain cases, limited by, such laws. Accordingly, all investors should carefully read "ERISA Considerations."
Investment Criteria
    The Investment Adviser has identified the following investment criteria and guidelines for use in evaluating prospective portfolio companies. However, not all of these criteria and guidelines were, or will be, met in connection with each of our investments.
•Defensive growth industries. We seek to invest in industries that can succeed in both robust and weak economic environments, but which are also sufficiently large and growing to achieve high valuations providing enterprise value cushion for our targeted debt securities.
•High barriers to competitive entry. We target industries and companies that have well defined industries and well established, understandable barriers to competitive entry.
•Recurring revenue. Where possible, we focus on companies that have a high degree of predictability in future revenue.
•Flexible cost structure. We seek to invest in businesses that have limited fixed costs and therefore modest operating leverage.
•Strong free cash flow and high return on assets. We focus on businesses with a demonstrated ability to produce meaningful free cash flow from operations. We typically target companies that are not asset intensive and that have minimal capital expenditure and minimal working capital growth needs.
•Sustainable business and niche market dominance. We seek to invest in businesses that exert niche market dominance in their industry and that have a demonstrated history of sustaining market leadership over time.
•Established companies. We seek to invest in established companies. We do not intend to invest in start‑up companies or companies with speculative business plans.
Investment Selection and Process
The Investment Adviser believes it has developed a proven, consistent and replicable investment process to execute our investment strategy. The Investment Adviser seeks to identify the most attractive investment sectors from the top down and then works to become the most advantaged investor in these sectors. The steps in the Investment Adviser's process include:
•Identifying attractive investment sectors from the top down;
•Creating competitive advantages in the selected industry sectors; and
•Targeting companies with leading market share and attractive business models in its chosen sectors.

Investment Committee
The Investment Adviser is managed by a five member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $6.5 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein and John R. Kline. The fifth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Lars O. Johansson served on the Investment Committee from August 2019 to July 2020. Beginning in August 2020, Jack Qian was appointed to the Investment Committee for a year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $6.5 million may be approved by our chief executive officer and our president. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
Investment Structure
We target debt investments that will yield current income that can support distributions to our common stockholders. Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target.
The terms of our debt investments are tailored to the facts and circumstances of the transaction and prospective portfolio company and are structured to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is the cash interest that we collect on our debt investments.
First lien loans, second lien loans, and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate, and may contain prepayment penalties. First lien loans are secured by a first priority security interest in all existing and future assets of the borrower. Second lien loans are secured by a second priority security interest. Our loans and bonds may include payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity. Our first lien loans may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans.
In addition, from time to time we may also enter into revolving credit facilities, bridge financing commitments, delayed draw commitments or other commitments which can result in providing future financing to a portfolio company. When we make a debt investment, we may be granted equity in the portfolio company in the same class of security as the sponsor receives upon funding.
We may make investments through wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy‑remote characteristics. Our board of directors (the "Board") has oversight responsibility for our investment activities, including our investment in any subsidiary, and our role as sole stockholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as we do. We would "look through" any such subsidiary to determine compliance with our investment policies.

Portfolio Company Monitoring
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. We use several methods of evaluating and monitoring the performance of our investments, including but not limited to the following:
•review of monthly and/or quarterly financial statements and financial projections for portfolio companies provided by its management;
•ongoing dialogue with and review of original diligence sources;
•periodic contact with portfolio company management (and, if appropriate, the private equity sponsor) to discuss financial position, requirements and accomplishments; and
•assessment of business development success, including product development, profitability and the portfolio company's overall adherence to its business plan.
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2020:

(in millions)	As of December 31, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$92.1	20.5%	$95.9	20.5%
Investment Rating 2	356.8	79.5%	372.1	79.5%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$448.9	100.0%	$468.0	100.0%
    As of December 31, 2020, all investments in our portfolio had an Investment Rating of 1 or 2.

In response to the continuing impact of the COVID-19 pandemic and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of December 31, 2020:

(in millions)	As of December 31, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	1.8	0.4%	2.4	0.5%
Green	447.1	99.6%	465.6	99.5%
	$448.9	100.0%	$468.0	100.0%
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
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our Board is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) Benefit Plan Investors hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, a Sub-Administrator will be engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator, are set forth in more detail below:
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
i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If an IHS Markit Ltd. quote differs from the Refinitiv

(formerly known as Thomson Reuters) quote by +/- 5% or if the spread between the bid and ask for a quote is greater than 10%, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value; and
ii.Investments for which one quote is received from a pricing service are validated by the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser. The personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Sub-Administrator will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser, is unable to sufficiently validate the quote internally and if the investment's par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
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
In the event Benefit Plan Investors do not hold 25% or more our outstanding shares, or our shares are listed on a national securities exchange, then (i) personnel of the Investment Adviser will undertake the roles to be performed by the personnel of the Sub-Administrator, as described above and (ii) if an investment falls into category (3) above for four consecutive quarters and the investment's par value or its fair value exceeds a certain materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which we do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our Board.
    For all valuations, the valuation committee of our Board (the "Valuation Committee"), which consists solely of directors who are not "interested persons" of us, as such term is used under the 1940 Act (the "Disinterested Directors"), will review these preliminary valuations and our Board, a majority of whom are Disinterested Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith; provided, however, because our assets are treated as "plan assets" for purposes of ERISA, the Sub-Administrator will determine valuations using only those valuation methodologies reviewed and approved by the Valuation Committee and our Board, and our Board will accept such valuations prepared by the Sub-Administrator in accordance therewith.
Operating and Regulatory Environment
    As with other companies regulated by the 1940 Act, a BDC must adhere to certain regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to investments by a BDC in another investment company as well as transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. A BDC must be organized and have its principal place of business in the United States, it must be operated for the purpose of investing in or lending to primarily private companies and for qualifying investments, it must make significant managerial assistance available to them.

    We have a Board. A majority of our Board must be persons who are not interested persons, as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"). Since January 2020, when we elected to be regulated as a BDC, we have been prohibited from indemnifying any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. In addition, because our assets are treated as "plan assets" for purposes of ERISA, we are prohibited from indemnifying any person from any liability to the extent that such liability arose in connection with the breach by such person of his or her fiduciary duties under ERISA and expenses may only be advanced to the extent permitted under ERISA. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, the Investment Adviser has purchased a fidelity bond satisfying the requirements of Section 412 of ERISA with respect to our assets owned by ERISA Plans. We bear the cost of such fidelity bond.
    Since January 2020, when we elected to be regulated as a BDC, we have been required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings, and any preferred stock we may issue in the future (if at all). Under the 1940 Act, as amended by the Small Business Credit Availability Act, a BDC may increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. With the approval of our Board and sole initial stockholder pursuant to Section 61(a)(2) under the 1940 Act, we have elected to be subject to the lower asset coverage ratio of 150% available thereunder in order to maintain maximum flexibility, reflecting a 2:1 debt to equity ratio.
    We may, to the extent permitted under the 1940 Act, issue additional equity or debt capital. We will generally not be able to issue and sell our common stock at a price below net asset value per share without stockholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
    Since January 2020, when we elected to be regulated as a BDC, we have not generally been permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies. In addition, because our assets are treated as "plan assets" under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer's capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.
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
Taxation as a Regulated Investment Company
    We intend to elect to be treated and intend to comply with the requirements to qualify annually as a RIC under Subchapter M of the Code for each taxable year beginning with the year in which we become effective as a BDC. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Rather, dividends distributed by us generally are taxable to our stockholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally do not pass through to our stockholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us.
    To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we must timely distribute to our stockholders, for each taxable year, at least 90.0% of our "investment company taxable income", which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the "Annual Distribution Requirement").
    If we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our stockholders. If we fail to qualify as a RIC, we will be subject to U.S. federal income tax at the regular corporate rates on our income and capital gains.
    We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2)    98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary income and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we did not pay corporate-level U.S. federal income tax, in preceding years (the "Excise Tax Avoidance Requirement"). While we intend to make distributions to our stockholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.
    In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships", or other income derived with respect to our business of investing in such stock or securities (the "90% Income Test"); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and
◦no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of: (1) one issuer, (2) two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades, or (3) businesses or of certain "qualified publicly traded partnerships" (the "Diversification Tests").
    A RIC is limited in its ability to deduct expenses in excess of its "investment company taxable income" (which is, generally, ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gains. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC's investment company taxable income, but may carry forward such losses, and use them to offset capital gains, indefinitely. Due to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to its stockholders even if such income is greater than the aggregate net income we actually earned during those years.
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
    We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our stockholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. See "—Senior Securities", below. Limits on distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4.0% U.S. federal excise tax.
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
    Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.
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
    Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury Regulations, produce income not among the types of "qualifying income" from which a RIC must derive at least 90% of its annual gross income.
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
Plan Assets Defined
    ERISA and applicable DOL regulations describe when the underlying assets of an entity in which Benefit Plan Investors invest are treated as "plan assets" for purposes of ERISA. Under ERISA, the term Benefit Plan Investors is defined to include an "employee benefit plan" that is subject to the provisions of Title I of ERISA, a "plan" that is subject to the prohibited transaction provisions of Section 4975 of the Code, and entities the assets of which are treated as "plan assets" by reason of investment therein by Benefit Plan Investors.
    Under ERISA, as a general rule, when an ERISA Plan invests assets in another entity, the ERISA Plan's assets include its investment, but do not, solely by reason of such investment, include any of the underlying assets of the entity. However, when an ERISA Plan acquires an "equity interest" in an entity that is neither: (a) a "publicly offered security"; nor (b) a security issued by an investment fund registered under the 1940 Act, then the ERISA Plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established that: (i) the entity is an "operating company"; or (ii) the equity participation in the entity by Benefit Plan Investors is limited.
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
(a)Section 408(b)(17) of ERISA (and Section 4975(d)(20) of the Code). Section 408(b)(17) of ERISA (and Section 4975(d)(20) of the Code) permits us to engage in transactions with various service providers to the Benefit Plan Investors as long as the conditions set forth in Section 408(b)(17) of ERISA (and Section 4975(d)(20) of the Code) are satisfied.
(b)Qualified Professional Asset Manager Exemption. Prohibited Transaction Class Exemption 84-14 generally permits ERISA Plans and Individual Retirement Funds to enter into transactions with parties in interest and disqualified persons if such transactions are entered into on behalf of such plans by a "Qualified Professional Asset Manager" (a "QPAM"). The Investment Adviser currently qualifies as a QPAM and during all periods when our assets are treated as "plan assets" for purposes of ERISA, the Investment Adviser may rely on PTE 84-14 with regard to transactions covered thereunder. A QPAM is defined to include an investment adviser registered as an investment adviser under the Advisers Act which has in excess of $85 million of client assets under management and control, as of the last day of its most recent fiscal year, and in excess of $1,000,000 of stockholders’ or partners’ equity as shown on its most recent balance sheet prepared within the preceding two years. By virtue of qualifying as a QPAM, the transactions entered into by the Investment Adviser generally will be exempt from the prohibited transaction rules of Section 406(a) of ERISA. The "QPAM Exemption", however, does not exempt certain transactions, such as those between a QPAM and itself or an affiliate of the QPAM and those between a QPAM and the party who has the authority to hire, fire or negotiate the terms of the agreement with the QPAM. Nor does the QPAM Exemption permit the purchase or holding of employer securities that are not "qualifying employer securities" as provided in Section 407 of ERISA or the purchase or holding of "qualifying employer securities" in excess of the limits described in Section 407 of ERISA. In addition, the QPAM Exemption will not apply with respect to transactions involving an ERISA Plan if the assets of such ERISA Plan, when combined with the assets of other Plans maintained by the same employer or an affiliate of such employer, represent more than 20% of the total client assets managed by the QPAM.
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
(c)Individual Exemptions. During all periods in which our assets are treated as "plan assets" for purposes of ERISA, the Investment Adviser may apply to the DOL for an individual exemption to permit us to enter into transactions for which no class or statutory exemption is available, if it believes that the transaction is in our best interest, or may so apply if any transaction entered into by us is deemed by the DOL or the Internal Revenue Service (the "IRS") to violate the prohibited transaction provisions to ERISA or the Code.
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
Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in
Item— 1A. Risk Factors of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.
Risks Relating to Our Business and Structure
•We have a limited operating history.
•Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.
•We are currently operating in a period of capital markets disruption and economic uncertainty.
•U.S. and worldwide economic, political, regulatory and financial market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
•There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our Board in accordance with our valuation policy.
•Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.
•The 1940 Act and Code impose numerous constraints on the operations of BDCs and RICs, which could adversely affect our business.
•We operate in a highly competitive market for investment opportunities and may not be able to compete effectively.
•We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us.
•If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.
Risks Relating to Our Operations
•Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
•Our ability to enter into transactions with our affiliates is restricted.
•The Investment Adviser has significant potential conflicts of interest with us and, consequently, your interests as stockholders which could adversely impact our investment returns.
•The Investment Management Agreement with the Investment Adviser and the Administration Agreement with the Administrator were not negotiated on an arm’s length basis.
•The Investment Adviser's liability is limited under the Investment Management Agreement, and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.
•If we fail to maintain our status as a BDC, our business and operating flexibility could be significantly reduced.
•If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.

•We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
•We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.
•We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") could have a material adverse effect on our business and the value of our common stock.
Risks Relating to Our Investments
•Our investments in portfolio companies may be risky, and we could lose all or part of any of our investments.
•Our investment strategy, which is focused primarily on privately held companies, presents certain challenges, including the lack of available information about these companies.
•Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.
•Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.
•The lack of liquidity in our investments may adversely affect our business.
•There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
•Our performance may differ from our Investment Adviser's historical performance as our current investment strategy includes significantly more primary originations in addition to secondary market purchases.
•Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
Risks Relating to Our Securities
•Investing in our common stock may involve an above average degree of risk.
•Our charter and our bylaws, as well as certain statutory and regulatory requirements, could deter takeover attempts.
•You may not receive distributions or our distributions may decline or may not grow over time.
•Because we are not currently a "publicly offered regulated investment company," as defined in the Code, certain U.S. stockholders will be treated as having received a dividend from us in the amount of such U.S. stockholder's allocable share of certain of our expenses, including a portion of its management fees, and such expenses will be treated as miscellaneous itemized deductions of such U.S. stockholders that are not currently deductible.
•We do not currently intend for our shares to be listed on any national securities exchange.
The Private Offering
    On January 27, 2020, we entered into separate subscription agreements with investors providing for the private placement of shares of our common stock pursuant to the private offering and may enter into additional subscription agreements from time to time. Each investor in the private offering of our common stock (the "Private Offering") has made, or will make, a capital commitment (each, a "Capital Commitment") to purchase shares of our common stock pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). As of December 31, 2020, we had aggregate Capital Commitments from investors of $690.0 million, of which $324.3 million was undrawn.
    Investors are required to make capital contributions to purchase shares of our common stock each time we deliver a drawdown notice, which will be issued based on our anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor's respective Capital Commitment. We will deliver drawdown requests at least ten business days prior to the required funding date. All purchases of our common stock will generally be made pro rata in accordance with remaining Capital Commitments of all investors, at a per-share price equal to the net asset value per share of our common stock subject to any adjustments. Any adjustments would take into account a determination of changes to net asset value within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act. At the end of the Investment Period (as defined below), stockholders will be released from any further obligation to fund drawdowns and purchase additional shares of our common stock, subject to certain conditions as described in more detail below and in the Subscription Agreement.

Investment Management Agreement
    We are a closed-end, non-diversified management investment company that elected in January 2020 to be regulated as a BDC under the 1940 Act. Pursuant to the Investment Management Agreement entered in January 2020, and amended and restated on December 13, 2020 (the "Investment Management Agreement"), we are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services (except, that because our assets are treated as "plan assets" for purposes of ERISA, we will not pay our Investment Adviser any fees related to services it may provide in its capacity as the Administrator, as set forth below). The following summarizes our arrangements with the Investment Adviser pursuant to the Investment Management Agreement.
    Pursuant to the Investment Management Agreement, the Investment Adviser:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•determines the securities and other assets that we will purchase, retain or sell;
•identifies, evaluates and negotiates the structure of our investments that we make;
•executes, monitors and services the investments that we make;
•performs due diligence on prospective portfolio companies;
•votes, exercises consents and exercises all other rights appertaining to such securities and other assets on our behalf; and
•provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require.
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
    The Investment Management Agreement was approved by our Board at the Board's initial board meeting on June 18, 2019 and was executed by us and the Investment Adviser on January 22, 2020. On November 19, 2020, our Board approved the Amended and Restated Investment Management Agreement, which was executed on December 13, 2020.
    Unless earlier terminated as described below, the Investment Management Agreement will remain in effect for a period of two years from December 13, 2020 and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Management Agreement will automatically terminate in the event of an assignment by the Investment Adviser. The Investment Management Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting shares or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days' prior written notice to the applicable party. If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the Management Fee (as defined below). See "Item 1A. Risk Factors—RISKS RELATING TO OUR OPERATIONS."
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
    Under our charter, we will fully indemnify any person who was or is involved in any actual or threatened action, suit or proceeding by reason of the fact that such person is or was one of our directors or officers, but only to the extent permitted by ERISA, if applicable. So long as we are regulated under the 1940 Act, the above indemnification and limitation of liability is limited by the 1940 Act or by any valid rule, regulation or order of the SEC thereunder. The 1940 Act provides, among other things, that a company may not indemnify any director or officer against liability to it or its security holders to which he or she might otherwise be subject by reason of his or her willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office unless a determination is made by final decision of a court, by vote of a majority of a quorum of directors who are disinterested, non-party directors or by independent legal counsel that the liability for which indemnification is sought did not arise out of the foregoing conduct. Furthermore, because our assets are treated as "plan assets" for purposes of ERISA, the above indemnification and limitation of liability is limited by ERISA. ERISA provides, among other things, that a company whose assets are treated as "plan assets" may not indemnify its investment adviser or any other person that would be deemed such company's fiduciary for purposes of ERISA, for a breach of their fiduciary duties under ERISA.
    We have obtained liability insurance for our Independent Directors, which will be paid for by us.
Management Fees
    We pay the Investment Adviser a fee for its services under the Investment Management Agreement consisting of an annual base management fee (the "Management Fee"). The cost of the management fee payable to the Investment Adviser is borne by us and, as a result, is indirectly borne by our stockholders. The Management Fee will be payable quarterly in arrears.
    Pursuant to the Investment Management Agreement, as amended, for the period from January 22, 2020 through September 30, 2020 (the "Initial Fee Period"), the base management fee was calculated at an annual rate of 0.70% (the "Initial Fee Rate") of the aggregate Capital Commitments received at the initial acceptance of Capital Commitments, subject, to the adjustments described below. Specifically, the Initial Fee Rate was subject to reduction during all periods through September 30, 2020. Commencing with this quarterly period ending December 31, 2020 and through our investment period (the "Investment Period"), which commenced on February 18, 2020 (the "Initial Closing Date") and shall initially continue until the 48-month anniversary of the Initial Closing Date, the base management fee is calculated at an annual blended rate with respect to the Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.70% in the case of Assets Invested equal to or less than $500.0 million, and (ii) 0.60% in the case of Assets Invested of greater than $500.0 million, subject, in each case, to the adjustments in the manner set forth in the Investment Management Agreement, as amended. Specifically, the quarterly fee percentage will be subject to reduction throughout the Investment Period with respect to target Assets Invested in the manner set forth in the Investment Management Agreement, as amended. For the avoidance of doubt, the management fee paid at the end of any quarterly period shall be calculated based on the lower of the actual Assets Invested as of the end of any quarter and the target Assets Invested for that quarter. "Assets Invested" shall mean, as of the end of each quarterly period, the sum of our (i) drawn Capital Commitments, and (ii) outstanding principal on borrowings.
    In addition, during the Investment Period the Management Fee payable each quarter will be reduced by an amount equal to the then applicable fee rate multiplied by our cumulative realized losses since inception (calculated net of any subsequently reversed realized losses) (the "Cumulative Losses") on the portfolio of investments (collectively, the "Withheld Amounts"). Any portion of such Withheld Amounts that is attributable to a subsequently reversed realized loss shall be payable to our Investment Adviser in the quarter in which such reversal occurs. In addition, upon expiration of the Investment Period, our Investment Adviser shall be entitled to an amount equal to the portion of such Withheld Amounts that would have been payable if Cumulative Losses had been calculated net of cumulative realized capital gains on the applicable portfolios of investments.
    After the Investment Period, the Management Fee shall be calculated at a rate equal to the Applicable Ratio (as defined below) per annum on the basis of our Assets Invested as of the end of the most recently completed calendar quarter, and shall be payable quarterly in arrears. The "Applicable Ratio" shall mean a percentage calculated by (i) taking the sum of (A) the Assets Invested equal to or less than $500.0 million multiplied by 0.70%, plus (B) the Assets Invested greater than $500.0 million multiplied by 0.60%, and dividing such total by (ii) the total Assets Invested.
    Any Management Fees payable to the Investment Adviser pursuant to the Investment Management Agreement, as amended, will be calculated based on the lower of the actual Assets Invested as of the end of any quarter and the target Assets Invested for that quarter as specifically set forth in the Investment Management Agreement, as amended. Management Fees for any partial month or quarter will be appropriately prorated.
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
    In addition to Management Fees, except as noted above, we are permitted to bear all other expenses directly and specifically related to our operations, which expenses may include without limitation:
(a)all costs and expenses with respect to the actual or proposed acquisition, financing, holding, monitoring or disposition of our investments, whether such investments are ultimately consummated or not, including, origination fees, syndication fees, due diligence costs, broken deal expenses, bank service fees, fees and expenses of custodians, transfer agents, consultants, experts, travel expenses incurred for investment-related purposes, outside legal counsel, consultants and accountants, administrator's fees of third party administrators (subject to clause (m) below) and financing costs (including interest expenses);
(b)expenses for liability insurance, including officers and independent directors liability insurance, cyber insurance and other insurance (but excluding the cost of liability insurance covering the Investment Adviser and its officers as our assets are treated as "plan assets" for purposes of ERISA);
(c)extraordinary expenses incurred by us (including litigation);
(d)indemnification and contribution expenses provided, that we will not bear such fees, costs or expenses to the extent that the relevant conduct is not indemnifiable under applicable law, including ERISA, if applicable;
(e)taxes and other governmental fees and charges;
(f)administering and servicing and special servicing fees paid to third parties for our benefit;
(g)the cost of company-related operational and accounting software and related expenses;
(h)cost of software (including the fees of third-party software developers) used by the Investment Adviser and its affiliates to track and monitor our investments (specifically, cost of software related to data warehousing, portfolio administration/reconciliation, loan pricing and trade settlement attributable to us);
(i)expenses related to the valuation or appraisal of our investments;
(j)risk, research and market data-related expenses (including software) incurred for our investments;
(k)fees, costs and expenses (including legal fees and expenses) incurred to comply with any applicable law, rule or regulation (including regulatory filings such as financial statement filings, ownership filings (Section 16 or Section 13 filings), blue sky filings and registration statement filings, as applicable) to which we are subject or incurred in connection with any governmental inquiry, investigation or proceeding involving us; provided, that we will not bear such fees, costs or expenses to the extent that the relevant conduct is not indemnifiable under applicable law, including ERISA, if applicable;
(l)costs associated with our wind-up, liquidation, dissolution and termination;
(m)other legal, operating, accounting, tax return preparation and consulting, auditing and administrative expenses in accordance with the Investment Management Agreement and the Administration Agreement with our Administrator (the "Administration Agreement") and fees for outside services provided to us or on our behalf; provided that our assets are treated as "plan assets" for purposes of ERISA, we will not incur such expenses or fees, if such expenses and fees arise in connection with such services, to the extent that they are performed by the Administrator;
(n)expenses of the Board (including the reasonable costs of legal counsel, accountants, financial advisors and/or such other advisors and consultants engaged by the Board, as well as travel and out-of-pocket expenses related to the attendance by directors at Board meetings), to the extent permitted under applicable law, including ERISA, if applicable;
(o)annual or special meetings of the stockholders;
(p)the costs and expenses associated with preparing, filing and delivering to stockholders periodic and other reports and filings required under federal securities laws as a result of our status as a BDC;
(q)ongoing offering expenses;
(r)federal and state registration fees pertaining to us;

(s)costs of company-related proxy statements, stockholders' reports and notices;
(t)costs associated with obtaining fidelity bonds as required by the 1940 Act and Section 412 of ERISA;
(u)printing, mailing and all other similar direct expenses relating to us;
(v)expenses incurred in preparation for or in connection with (or otherwise relating to) any initial public offering or other debt or equity offering conducted by us, including but not limited to external legal and accounting expenses, printing costs, travel and out-of-pocket expenses related to marketing efforts; and
(w)only to the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, our allocable portion of overhead, including office equipment and supplies, rent and our allocable portion of the compensation paid to accounting, compliance and administrative staff employed by the Investment Adviser or its affiliates who provide services to us necessary for its operation, including related taxes, health insurance and other benefits.
    Investment-related expenses with respect to investments in which we invest together with one or more parallel funds (or co-investment vehicles) will generally be allocated among all such entities on the basis of capital invested by each such entity into the relevant investment; provided, that if the Investment Adviser reasonably believes that such allocation method would produce an inequitable result to any such entity, the Investment Adviser may allocate such expenses among such entities in any other manner that the Investment Adviser believes in good faith to be fair and equitable.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as "qualifying assets", unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the BDC's total assets. The principal categories of qualifying assets relevant to our business are any of the following:
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
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
As of December 31, 2020, 8.21% of our total assets were non-qualifying assets.
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
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no temporary investments as of December 31, 2020.
Indebtedness and Senior Securities
    We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of our shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Part I—Item 1A. Risk Factors in this Annual Report on Form 10-K.
Code of Ethics
    We have adopted a code of ethics pursuant to Rule 17j‑1 under the 1940 Act (the "Code of Ethics") and the Investment Adviser has adopted a code of ethics (the "Adviser's Code of Ethics") pursuant to Rule 204A‑1 under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Code of Ethics and/or the Adviser's Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with either the Code of Ethics' or the Adviser's Code of Ethics' requirements, as applicable. The Code of Ethics is available on the SEC's website at http://www.sec.gov.
Compliance Policies and Procedures
We and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Investment Adviser. The Proxy Voting Policies and Procedures of the Investment Adviser are set forth below. The guidelines will be reviewed periodically by the Investment Adviser and our independent directors, and, accordingly, are subject to change.
Introduction
As an investment adviser registered under the Advisers Act, the Investment Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, if applicable, its fiduciary duties under ERISA, it recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.
The policies and procedures for voting proxies for the investment advisory clients of the Investment Adviser are intended to comply with Section 206 of, and Rule 206(4)‑6 under, the Advisers Act and, if applicable, ERISA.
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
Staffing
We do not have any employees. Our day‑to‑day investment operations are managed by the Investment Adviser and the Administrator. See "—Investment Management Agreement" in this Annual Report on Form 10-K. Because (i) Benefit Plan Investors hold 25% or more of our shares, and (ii) our shares are not listed on a national securities exchange, our Administrator will not be entitled to reimbursement for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs. Each of our executive officers described under "Part III—Item 10. Directors, Executive Officers and Corporate Governance" is an employee of the Investment Adviser.
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not "emerging growth companies" including, but not limited to:
•Permission for an "emerging growth company" to defer compliance with any new or revised financial accounting standards until the date that companies that are not "issuers" as defined in Section 2(a) of the Sarbanes-Oxley Act are required to comply; and
•Exemption for an "emerging growth company" from the Sarbanes-Oxley Act Section 404(b) auditor attestation on management's assessment of its internal controls.
    We expect to remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the end of the fiscal year in which the fifth anniversary of any initial public offering by us has occured, (iii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b‑2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which would occur if the market value of our shares that are held by non‑affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iv) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the preceding three‑year period.

Investment Period
    Our Investment Period commenced on the date of the Initial Closing, which occurred on Feburary 18, 2020, and shall continue until the 48-month anniversary of the Initial Closing date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding shares elect to forego any such extension, upon not less than ninety days prior written notice to the Investment Adviser. Holders of a majority of our outstanding shares may also terminate the Investment Period as of any earlier anniversary of the date of the Initial Closing date, upon not less than ninety (90) days prior written notice to the Investment Adviser. The Investment Adviser may also terminate the Investment Period as of an earlier date in its discretion.
    During the Investment Period, any amounts we receive as a return of capital (as opposed to a return on capital) with respect to our investments may, in the sole discretion of the Investment Adviser, be retained by us, without reducing the stockholders' unfunded Capital Commitments, for the purpose of making investments and/or for such other permissible purposes as set out in our operating documents. While we expect to distribute approximately our entire net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, we may retain certain net capital gains for reinvestment.
    After the end of the Investment Period, the stockholders will be released from any further obligation with respect to their then current unfunded Capital Commitments, except to the extent necessary to: (x) fund the Management Fee and other liabilities and expenses throughout the term (including to repay our outstanding financings); (y) complete investments that are in process or that have been committed to as of the end of the Investment Period; and (z) make follow-on investments in an aggregate amount up to 10% of our gross assets.
Sarbanes-Oxley Act of 2002
    The Sarbanes-Oxley Act imposes a variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-5 of the Exchange Act, our management is required to prepare a report regarding their assessment of their respective internal control over financial reporting;
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports are required to disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
    The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Reporting Obligations
In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the Exchange Act. As a result, we have filed a registration statement on Form 10 to register our common stock under the Exchange Act. We are required to file annual reports, quarterly reports and current reports with the SEC. This information will be available on the SEC's website at www.sec.gov.
In addition to the above regulatory filings, we shall provide each stockholder with such additional information as it may reasonably request from time to time in connection with such stockholder's ongoing financial and operational due diligence.
Available Information
    We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information as required by the 1940 Act. The SEC maintains a website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov.
    We make available our reports, proxies and information statements and other information free of charge as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC. Information contained on the

SEC's website about us is not incorporated into this annual report and should not be considered to be a part of this Annual Report on Form 10-K.
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
a.Information we receive from you on subscription agreements, investor questionnaires or other forms that you submit to us or contracts that you enter into with us;
b.Information related to your transactions with us, our affiliates or others; and
c.Information you provide us directly about your personal finances or personal circumstances, including information obtained from meetings, telephone conversations and electronic communication with you.
    We may disclose any of the information we collect, as described above, in connection with the activities of our investment funds to third parties and to our affiliates, including:
a.Providers of services and products, such as broker-dealers, custodians, banks and others used to finance or facilitate transactions by or operations of our private funds; and
b.Actual and potential portfolio companies, purchasers thereof and potential co-investors, and each of their respective advisors if requested in connection with an investment or disposition.
    We may also disclose nonpublic personal information about you to non-affiliated third parties as permitted or required by law and in accordance with the agreements governing your investment in our private funds, including:
a.Other service providers to our investment funds, such as those who provide accounting, legal or tax preparation services;
b.Other partners and potential investors in our investment funds; and transfer agents, portfolio companies, brokerage firms and the like, in connection with distributions to our limited partners.
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
RISKS RELATING TO OUR BUSINESS AND STRUCTURE
We have a limited operating history.
We and certain other affiliated entities are newly formed entities which have very limited operations and therefore have no meaningful operating history upon which an investor may evaluate their performance. The prior investment performance described herein, as with all performance data, can provide no assurance of our future results. The investment performance of the previous credit funds managed by New Mountain Capital contained herein were achieved under different market conditions and with involvement from investment professionals that may not be involved with our investment activities. Moreover, we are subject to all of the business risks and uncertainties associated with any new fund, including the risk that we will not achieve our investment objective and that the value of our shares of common stock could decline substantially. The past performance of New Mountain Capital or the Investment Adviser's investment professionals is not a reliable indicator of our future performance. Accordingly, investors should draw no conclusions from the performance of any previous credit platform vehicles and should not expect to achieve similar results.
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
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. The COVID-19 pandemic has led to and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.
With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of  "non-essential"  businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.
While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when "herd immunity" will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
The COVID-19 pandemic is having, and any future outbreaks of COVID-19 could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Annual Report on Form 10-K, it is impossible to determine the scope of the COVID-19 pandemic, or any future outbreaks of COVID-19, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.
If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.
We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic on the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.
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
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the COVID-19 pandemic is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.
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
In addition, due to the COVID-19 pandemic in the United States, certain personnel of our Investment Adviser are currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 pandemic. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.
Further, current market conditions resulting from the COVID-19 pandemic may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.
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
If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under our credit facilities or any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

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
U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. Further, the federal debt ceiling is scheduled to come back into effect on August 1, 2021, unless Congress takes legislative action to further extend or defer it. The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
U.S. and worldwide economic, political, regulatory and financial market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of business and could be subject to civil fines and criminal penalties.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. On January 31, 2020, the United Kingdom (the "UK") ended its membership in the European Union ("Brexit").

Under the terms of the withdrawal agreement negotiated and agreed upon between the UK and the European Union, the UK's departure from the European Union was followed by a transition period (the "Transition Period"), which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the "Trade Agreement"). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the UK and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK's sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.
As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our Board in accordance with our valuation policy.
Some of our investments are and may be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. We ((x) through an unaffiliated third-party firm, to the extent that our assets are treated as "plan assets" for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as "plan assets" for purposes of ERISA) value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our Board in accordance with our valuation policy, which is at all times consistent with GAAP. See "Item 1. Business—Valuation of Portfolio Securities" for additional information on valuations in this Annual Report on Form 10-K.
We will utilize independent third-party and unaffiliated valuation firms for the purposes of valuing our portfolio investments to the extent that such assets are treated as "plan assets" for purposes of ERISA. See "Item 1. Business—The Administrator". Under such circumstances, the valuations of such third-party and unaffiliated valuations firms must be used without adjustment.
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
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee and John R. Kline, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2020 consisted of approximately 180 employees and senior advisors of New Mountain Capital and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
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
The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs.
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
By reason of their responsibilities in connection with their other activities, certain personnel of our Investment Adviser (or employees and affiliates thereof) may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. In those instances, we will not be free to act upon any such information. Due to these restrictions, we may not be able to initiate a transaction that we otherwise might have initiated and may not be able to sell a portfolio investment that we otherwise might have sold. Conversely, we may not have access to material non-public information in the possession of our Investment Adviser and its affiliates which might be relevant to an investment decision to be made by us, and we may initiate a transaction or sell a portfolio investment which, if such information had been known to us, may not have been undertaken. See also "—The Investment Committee, the Investment Adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion."
Soft Dollars and research received and conducted on our behalf will be shared by others.
We may and will bear more or less of the costs of soft dollar or other research than other clients of our Investment Adviser and its affiliates who benefit from such products or services. These research products or services may and will also benefit and be used to assist other clients of our Investment Adviser and its affiliates. Research generated for our Investment Adviser's credit strategy on our behalf will be used to benefit other investment strategies of our Investment Adviser and its affiliates. Furthermore, our Investment Adviser's implementation of a credit strategy on our behalf will rely on its affiliates research efforts to manage the client/fund portfolios of such affiliates. Notwithstanding the foregoing, during all periods when our assets are treated as "plan assets" for purposes of ERISA, the Investment Adviser may use soft dollars to obtain products and services on our behalf only to the extent that such products and services fall within the parameters of Section 28(e) of the Exchange Act, as such safe harbor is interpreted by the SEC.
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
We do not intend to utilize leverage to make new investments, although we have elected to utilize a subscription line which is secured by our Aggregate Committed Capital, including to fund portfolio investments pending receipt of amounts drawn from stockholders with respect to unfunded Capital Commitments. We may also guarantee loans made to or in respect of us or our investments or enter into repurchase agreements in respect of investments (together with our subscription line, "Leverage Arrangements").
The 1940 Act, generally, prohibits BDCs from incurring additional leverage to the extent it would cause them to have less than a 200% asset coverage ratio, reflecting approximately a 1:1 debt to equity ratio, taking into account the then current fair value of their investments. However, under changes implemented in accordance with the Small Business Credit Availability Act and with the approval of our Board and sole initial stockholder pursuant to Section 61(a)(2) under the 1940 Act, we have elected to be subject to the lower leverage ratio of 150% available thereunder in order to maintain maximum flexibility, reflecting a 2:1 debt to equity ratio.
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
Leverage Arrangements into which we may enter may include covenants that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. Such arrangements may also include a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in a credit facility could limit our ability to make distributions to our stockholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to corporate-level U.S. federal income tax (and any applicable state and local taxes).
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
We will accept investments from ERISA Plans
We have and intend to continue to accept investments from Benefit Plan Investors that are subject to oversight under ERISA. As a result, we expect that we will likely be deemed to be "plan assets" under the plan asset regulations promulgated by the DOL, unless (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, neither of which is permanently the case. As a result, we will be required to comply with additional fiduciary and regulatory burdens, including among other things, a requirement that we retain unaffiliated third-party firms to value our portfolio investments, rather than having initial valuations performed by our Investment Adviser. Such regulatory burdens will slow our investment process and potentially cause us to incur additional administrative expenses which could materially and adversely impact our net income and results of operations. Accordingly, all investors should carefully read "Item 1. Business — ERISA Considerations" in this Annual Report on Form 10-K.
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
Because that our assets are treated as "plan assets" for purposes of ERISA, we will also be prohibited under ERISA from entering into transactions with our affiliates, although we may make co-investments with such entities if appropriate and to the extent permitted under the 1940 Act. See "Item 1. Business — ERISA Considerations" in this Annual Report on Form 10-K.
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
The Investment Adviser's investment professionals, Investment Committee or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which we invest, to the extent that such service will not give rise to a prohibited transaction under ERISA, if applicable. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations (including ERISA, if applicable), we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our stockholders. See also "—We may face risks due to shared employees between our Investment Adviser and its affiliates and other activities of the personnel of our Investment Adviser."
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
•The annual distribution requirement will be satisfied if we distribute dividends to our stockholders during the taxable year equal to at least 90.0% of our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) plus 90% of our net interest income excludable under Section 103(a) of the Code. Because we use debt financing, we would be subject to an asset coverage ratio requirement under the 1940 Act, and we may be subject to certain financial covenants contained in debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders, which distributions are necessary for us to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for tax treatment as a RIC and thus become subject to U.S. corporate‑level federal income tax (and any applicable state and local taxes).
•The source‑of‑income requirement will be satisfied if at least 90.0% of our allocable share of gross income for each taxable year is derived from dividends, interest payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain "qualified publicly traded partnerships" or other income derived with respect to our business of investing in such stock or securities.
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other such securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by it and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships". Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. Such quarterly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving stockholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions. In addition, our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K, including the COVID-19 pandemic. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to our stockholders could be limited. All distributions are paid at the discretion of the Board and depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. The distributions that we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

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
Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non‑depository commercial lenders could significantly affect our operations and our cost of doing business. Our portfolio companies are subject to U.S. federal, state and local laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, any of which could materially adversely affect our business, including with respect to the types of investments we are permitted to make, and your interests as stockholders potentially with retroactive effect. In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to make available to ourselves new or different opportunities. These changes could result in material changes to our strategies which may result in our investment focus shifting from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have less expertise or little or no experience. Any such changes, if they occur, could have a material adverse effect on our business, results of operations and financial condition and, consequently, the value of your investment in us.
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

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense and hinder execution of investment strategy.
Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert the attention of our management and Board and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation or activist stockholder matters.
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
In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.
We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.
Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that meets the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under our credit facilities. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
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
In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.
We, our Investment Adviser and our portfolio companies are subject to risks associated with "phishing" and other cyber-attacks.
Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies' information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking", malicious software coding, social engineering or "phishing" attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Our Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.
Our Investment Adviser's and other service providers' increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. Our Investment Adviser's and other service providers' reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.
Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.
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
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently experienced. Among other things, these companies:
•may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood that we realize any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of any equity components of our investments;
•may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence;

•may be targets of cybersecurity or other technological risks;
•may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we ((x) through an unaffiliated third-party firm, to the extent that our assets are treated as "plan assets" for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as "plan assets" for purposes of ERISA) may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company's securities to publicly traded securities;
•the enterprise value of a portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company's ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions, including those resulting from the COVID-19 pandemic, and may be unable to repay its debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
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
    The 1940 Act generally requires that 70.0% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not presently contemplate significant investments in securities of non-U.S. companies. However, we may desire to make such investments in the future, to the extent that such transactions and investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in foreign companies could expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Investments denominated in foreign currencies would be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.
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
Through comprehensive new global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation ("EMIR"), Markets in Financial Investments Regulation ("MIFIR")/Markets in Financial Instruments Directive ("MIFID II")), certain over-the-counter derivatives transactions in which we may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as "swap dealers", "security-based swap dealers", "major swap participants", and "major security-based swap participants" who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The EU and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if the Company itself is not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, we may still be impacted to the extent we enter into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction's derivatives regulations.
Based on information available as of the date of this Annual Report on Form 10-K, the effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect our overall ability to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, increased overall transaction costs, and significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting our ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in our derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of our trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact us.
In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a "limited derivatives user", as defined in the SEC's adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the COVID-19 pandemic has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. Furthermore, on November 30, 2020, the Intercontinental Exchange, Inc. ("ICE") announced that the ICE Benchmark Administration Limited, a wholly owned subsidiary of ICE and the administrator of LIBOR, announced its plan to extend the date that most U.S. LIBOR values would cease being computed and announced from December 31, 2021 to June 30, 2023. Despite this extension of the U.S. LIBOR transition deadline for certain LIBOR values, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. It is also unclear whether the COVID-19 pandemic will have further effect on LIBOR transition plans. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
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
    Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board may, without stockholder action, authorize the issuance of shares in one or more classes or series, including preferred shares; and a majority of our entire Board may, without stockholder action, amend our charter to increase the number of our shares of any class or series that we have authority to issue. These and other takeover defense provisions may inhibit a change of control in circumstances that could give the holders of our shares the opportunity to realize a premium over the value of our shares.
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
•the higher interest rates of OID instruments and PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•OID and PIK instruments may have unreliable valuations because their continuing accruals require judgments about the collectability of the deferred payments and the value of the collateral;
•market prices of zero coupon or PIK instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. PIK instruments are usually less volatile than zero coupon debt instruments, but more volatile than cash pay securities;
•the deferral of PIK interest on an instrument increases the loan‑to‑value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•for accounting purposes, any cash distributions to our stockholders representing OID and PIK income are not treated as coming from paid‑in capital, even if the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that our stockholders be given notice of this fact by reporting it as a return of capital;
•the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; and
•even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan.
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
Shares are registered under the Exchange Act and therefore stockholders may be subject to certain filing requirements.
Because our common stock is registered under the Exchange Act, ownership information for any person who beneficially owns more than 5% of our common stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our stockholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each stockholder is responsible for determining their filing obligations and preparing the filings. In addition, our stockholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock within a six-month period.
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
There is currently no public market for our common stock, and a market for our common stock may never develop. Our common stock is not registered under the Securities Act of 1933, as amended, or any state securities law and is restricted as to transfer by law and the terms of our charter. Our stockholders generally may not sell, assign or transfer its shares without prior written consent of the Investment Adviser, which the Investment Adviser may grant or withhold in its sole discretion.
Except in limited circumstances for legal or regulatory purposes, our stockholders are not entitled to redeem their shares of our common stock. Our stockholders must be prepared to bear the economic risk of an investment in our common stock for an indefinite period of time. While we may in the future undertake to list our securities on a national securities exchange, there can be no assurance that such a listing will be successfully completed. Furthermore, an exchange listing does not ensure that an actual market will develop for a listed security.
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
Item 3.    Legal Proceedings
    We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of December 31, 2020. From time to time, we, or the Investment Adviser may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Common Equity
Market Information
Our outstanding shares will be offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") under Section 4(a)(2) and Regulation D. See "—Sales of Unregistered Securities" in this Annual Report on Form 10-K for more information. There is currently no public market for the shares, and we do not expect one to develop.
Because shares of our common stock have been, and will be, acquired by investors in one or more transactions "not involving a public offering," they are "restricted securities" and may be required to be held indefinitely. Our shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, which consent, with respect to an ERISA Plan, will not be withheld unreasonably in the case of a change of such ERISA Plan's fiduciaries or trustees, and (ii) the shares are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us. No transfer of shares will be permitted if such transfer may give rise to a prohibited transaction under Section 406(b) of ERISA, and the transferor and the transferee must so represent in any transfer documents.
Stockholders
As of March 12, 2021, there were 4 holders of record of our shares of common stock.
Valuation of Portfolio Securities
Please see "Part I—Item 1. Business—Valuation of Portfolio Securities" in this Annual Report on Form 10-K for disclosure regarding valuation of portfolio securities.
Distributions
Subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or preferred shares, distributions of proceeds will be made to the stockholders pro rata based on the number of shares held by each stockholder. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
Retention of Proceeds
Subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or preferred shares, during the Investment Period, we may retain, in whole or in part, any proceeds attributable to portfolio investments. Any retained proceeds that represent net investment income will be treated as a deemed distribution by us to the stockholders and a deemed re-contribution by the stockholders to us, and the aggregate undrawn commitments of all stockholders will be reduced accordingly. We may use the amounts so retained to make investments, pay our fees and expenses, repay our borrowings, or fund reasonable reserves for our future expenses or other obligations (including obligations to make indemnification advances and payments to the extent such advances and payments would be permitted under applicable law, including ERISA, if applicable); provided, however, that, after the expiration of the Investment Period, no part of such retained amounts will be used to make any investment for which we would not be permitted to draw down Commitments. We will treat any retained proceeds that represent net investment income as a deemed distribution to stockholders and a deemed re-contribution by the stockholders, and the aggregate undrawn commitments of all stockholders will be reduced accordingly. For the avoidance of doubt, even if the undrawn commitment of the shares becomes zero, we may continue to retain proceeds that represent net investment income as described above for the purpose of paying our operating costs (including expenses, the Management Fee, payments to the Administrator (because our assets are not treated as "plan assets" for purposes of ERISA—See "Item 1. Business—The Administrator") and any indemnification obligations to the extent permitted under applicable law, including ERISA, if applicable) and debt service of any borrowings we have made.
Sales of Unregistered Securities
On April 15, 2019, in conjunction with our formation, we issued and sold 100 shares of common stock at an aggregate purchase price of $1,000 to the Investment Adviser. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2020:

Shares Issue Date	Shares Issued	Aggregate Offering Price (in millions)
Year Ended December 31, 2020
February 18, 2020	5,249,900	$52.5
March 26, 2020	5,250,000	52.5
May 4, 2020	10,500,000	105.0
August 27, 2020	7,443,289	78.7
December 10, 2020	7,205,056	77.0
	35,648,245	$365.7

Item 6.    Selected Financial Data
    The selected consolidated financial data should be read in conjunction with the respective consolidated financial statements and related consolidated notes thereto and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. Financial information for the year ended December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019 has been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements and related notes thereto that were audited by Deloitte & Touche LLP, an independent registered public accounting firm.
The below selected consolidated financial and other data is for NMF SLF I, Inc.

	Year Ended
(in thousands except shares, per share data and number of portfolio companies)	December 31, 2020	December 31, 2019 (1)
Consolidate Statement of Operations data:
Investment income	$19,052	$—
Net expenses, including income tax expense and excise tax expense	2,768	688
Net investment income (loss)	16,284	(688)
Net realized gains on investments	1,041	—
Net change in unrealized appreciation of investments	19,104	—
Net increase (decrease) in net assets resulting from operations	36,429	(688)
Per share data:
Net asset value	$10.85	$(6,873.06)
Net increase (decrease) in net assets resulting from operations (basic & diluted)	1.71	(6,883.06)
Distributions declared	0.50	—
Consolidated Statement of Assets and Liabilities Data:
Total assets	$506,957	$187
Wells Subscription Line	8,000	—
Wells Credit Facility	80,000	—
Total net assets	386,712	(687)
Other data:
Total return based on net asset value (2)	13.65%	N/M
Number of portfolio companies at period end	51	—
Total new investments for the period	$471,651	$—
Investment sales and repayments for the period	$27,019	$—
Weighted average common shares outstanding for the period (basic & diluted) (3)	21,350,814	100
Portfolio turnover	14.96%	N/A

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019. For the year ended December 31 2019 and as of December 31, 2019, amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during the period.
(2)Total return is calculated assuming an initial purchase price of $10.00 per share and a sale at net assets per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets per share on the last day of the respective quarter. Total return calculation is not annualized.
(3)For the period from January 23, 2019 (inception) to December 31, 2019, our weighted average number of shares outstanding is based on the period from April 15, 2019 (issuance of initial shares) to December 31, 2019.
N/A     Not applicable as we were in the development stage and had not entered into the respective agreements.
N/M     Calculations are not meaningful because we were in the development stage and had not commenced investment operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    The information in management's discussion and analysis of financial condition and results of operations relates to NMF SLF I, Inc. (collectively, "we", "us", "our", or the "Company").
Forward-Looking Statements
    The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Some of the statements in this Annual Report on Form 10-K (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
•statements concerning the impact of a protracted decline in the liquidity of credit markets;
•the general economy, including the impact of interest and inflation rates and the COVID-19 pandemic, on the industries in which we invest;
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles; and
•the risk factors set forth in Part I—Item 1A.—Risk Factors, contained in this Annual Report on Form 10-K.
    Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Part I—Item 1A.—Risk Factors contained in this Annual Report on Form 10-K.
    We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
    The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
On December 9, 2020, we established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. Prior to and through this date, financial information presented represents NMF SLF I, Inc. only.
    Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in first lien and unitranche leveraged loans of companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of December 31, 2020, our top five industry concentrations were software, healthcare services, business services, financial services and distribution & logistics.
    As of December 31, 2020, our net assets were approximately $386.7 million and our portfolio had a fair value of approximately $468.0 million in 51 portfolio companies.
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
    We will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and we may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. For example, recurring COVID-19 outbreaks have led to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues) in certain states in the United States and globally and could continue to lead to the reintroduction of such restrictions elsewhere. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future.
Critical Accounting Policies
    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Basis of Accounting
    We consolidate our wholly-owned direct subsidiary SLF I SPV. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
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
i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If an IHS Markit Ltd. quote differs from the Refinitiv (formerly known as Thomson Reuters) quote by +/- 5% or if the spread between the bid and ask for a quote is greater than 10%, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value;
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
    In the event Benefit Plan Investors do not hold 25% or more of our outstanding shares, or our shares are listed on a national securities exchange, then (i) personnel of the Investment Adviser will undertake the roles to be performed by the personnel of the Sub-Administrator, as described above and (ii) if an investment falls into category (3) above for four consecutive quarters and the investment's par value or its fair value exceeds a certain materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which we do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our Board.
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

The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of December 31, 2020:

(in thousands)	Total	Level I	Level II	Level III
First lien	$458,557	$—	$93,680	$364,877
Second lien	9,470	—	—	9,470
Total investments	$468,027	$—	$93,680	$374,347
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
    Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2020, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2020, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of December 31, 2020 were as follows:

(in thousands)				Range
Type	Fair Value as of December 31, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$279,159	Market & income approach	EBITDA multiple	8.0x	25.0x	17.6x
			Revenue multiple	4.0x	11.0x	6.9x
			Discount rate	4.4%	11.2%	6.5%
	23,564	Market quote	Broker quote	N/A	N/A	N/A
	62,154	Other	N/A (1)	N/A	N/A	N/A
Second lien	5,500	Market & income approach	EBITDA multiple	28.0x	32.0x	30.0x
			Discount rate	7.5%	9.0%	8.2%
	3,970	Other	N/A (1)	N/A	N/A	N/A
	$374,347

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
Revenue Recognition
    Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
    Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the year ended December 31, 2020, we recognized PIK interest from investments of approximately $0.2 million. For the period from January 23, 2019 (inception) to December 31, 2019, we had not commenced investment operations and recognized no PIK interest.
    Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2020, no investments were on non-accrual status.
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2020:

(in millions)	As of December 31, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$92.1	20.5%	$95.9	20.5%
Investment Rating 2	356.8	79.5%	372.1	79.5%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$448.9	100.0%	$468.0	100.0%
    As of December 31, 2020, all investments in our portfolio had an Investment Rating of 1 or 2.
    In response to the continuing impact of the COVID-19 pandemic and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of December 31, 2020:

(in millions)	As of December 31, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	1.8	0.4%	2.4	0.5%
Green	447.1	99.6%	465.6	99.5%
	$448.9	100.0%	$468.0	100.0%
Portfolio and Investment Activity
    The fair value of our investments was approximately $468.0 million in 51 portfolio companies at December 31, 2020.
    The following table shows our portfolio and investment activity for the year ended December 31, 2020:

Year Ended
(in millions)	December 31, 2020
New investments in 58 portfolio companies	$471.7
Debt repayments in existing portfolio companies	(20.1)
Sales of securities in 6 portfolio companies	(6.9)
Change in unrealized appreciation on 46 portfolio companies	19.3
Change in unrealized depreciation on 5 portfolio companies	(0.2)

Recent Accounting Standards Updates
    See Part II—Financial Statements and Supplementary Data—Note 14. Recent Accounting Standards in this Annual Report on Form 10-K for details on recent accounting standards updates.
Results of Operations for the Year Ended December 31, 2020 and for the Period from January 23, 2019 (inception) to December 31, 2019
Revenue

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019 (1)
Interest income	$16,235	$—
Fee income	2,817	—
Total investment income	$19,052	$—

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.
For the year ended December 31, 2020, total investment income of approximately $19.1 million consisted of approximately $13.0 million in cash interest from investments, approximately $0.2 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $3.1 million, and approximately $2.8 million in fee income. Investment income for the year ended December 31, 2020 is driven by our deployment of capital and increasing invested balance. We had not commenced investment operations for the year ended December 31, 2019 and therefore had no investment income.
Operating Expenses

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019 (1)
Management fee	$3,166	$—
Less: management fee waiver	(2,047)	—
Net management fee	1,119	—
Professional fees	534	56
Interest and other credit facility expenses	499	—
Other general and administrative expenses	294	5
Administrative expenses	242	—
Organizational expenses	60	627
Net expenses before income taxes	2,748	688
Income tax expense, including excise tax	20	—
Net expenses after income taxes	$2,768	$688

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.
    Net management fees for the year ended December 31, 2020 were approximately $1.1 million.
    Professional fees for the year ended December 31, 2020 were approximately $0.5 million and included, legal fees, audit fees, tax professional fees and other miscellaneous professional fees.
    Interest and other financing expenses for the year ended December 31, 2020 were approximately $0.5 million due to our entry into the Wells Subscription Line (as defined below) and Wells Credit Facility(as defined below).
During the period from January 23, 2019 (inception) to December 31, 2019, the only expenses incurred were related to our formation, organization and offering of shares of our common stock.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019 (1)
Net realized gains on investments	$1,041	$—
Net change in unrealized appreciation of investments	19,104	—
Net realized and unrealized gains	$20,145	$—

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.
    Our net realized and unrealized gains resulted in a total gain of approximately $20.1 million for the year ended December 31, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the year ended December 31, 2020 was primarily driven by the overall increase in market prices of our investments during the period. We commenced investment activities on February 18, 2020 and therefore did not incur net realized and unrealized gains (losses) for the period from January 23, 2019 (inception) to December 31, 2019.
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
As permitted by the Small Business Credit Availability Act (the "SBCA") upon organization, the Investment Adviser, as the initial stockholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) (2) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2020, our asset coverage ratio was 539.44%.
    On January 27, 2020, we entered into Subscription Agreements with several investors providing for the private placement of shares of common stock.
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2020.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
			(in thousands)
February 3, 2020	February 18, 2020	5,249,900	$52,499
March 12, 2020	March 26, 2020	5,250,000	52,500
April 20, 2020	May 4, 2020	10,500,000	105,000
August 13, 2020	August 27, 2020	7,443,289	78,750
November 25, 2020	December 10, 2020	7,205,056	76,950
		35,648,245	$365,699

On December 31, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	December 31, 2020
Capital Commitments	$690.0
Unfunded Capital Commitments	324.3
% of Capital Commitments funded	53.0%
At December 31, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $37.1 million and $0.0 million, respectively. Our cash used in operating activities for the year ended December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019, was approximately $404.7 million and $0.0 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments.
Borrowings
    Wells Subscription Line — On February 25, 2020, we entered into a Revolving Credit Agreement (the "Wells Subscription Line") with Wells Fargo Bank, National Association ("Wells Fargo"). The Wells Subscription Line will mature on February 25, 2022, if not further extended by that date, and has a maximum facility amount of $50.0 million. Under the Wells Subscription Line, we are permitted to borrow up to the lesser of $50.0 million and the Borrowing Base. The "Borrowing Base" is based upon the unfunded Capital Commitments of subscribed investors in us that have been approved by Wells Fargo and meet certain criteria. The advance rate for such investors that meet a rating requirement or Wells Fargo net worth criteria or in the case of certain investors specified by Wells Fargo (the "Specified Investors") is 90% but may be subject to concentration limits. The concentration limits do not apply to the Specified Investors. The advance rate for other investors designated by Wells Fargo is 65%. The Wells Subscription Line contains certain customary affirmative and negative covenants and events of default.
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
For the period from February 25, 2020 (commencement of the Wells Subscription Line) through December 31, 2020, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Subscription Line were approximately $0.2 million, $0.1 million and $0.2 million, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the period from February 25, 2020 (commencement of the Wells Subscription Line) to December 31, 2020 was 1.8% and 3.4%, respectively.
    As of December 31, 2020, the outstanding balance on the Wells Subscription Line was $8.0 million and we were in compliance with the applicable covenants in the Wells Subscription Line on such date.
Wells Credit Facility — On December 23, 2020, our wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (the "Wells Credit Facility") as the borrower, the Investment Adviser as collateral manager, us as equityholder and seller, Wells Fargo Bank, National Association as the administrative agent and the collateral custodian and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $250.0 million which may increase in size, under certain circumstances, up to a total of $350.0 million. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
    The Wells Credit Facility bears interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

For the period from December 23, 2020 (commencement of the Wells Credit Facility) to December 31, 2020, interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility were all less than $20 thousand, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility was 1.8% and 2.7%, respectively.
    As of December 31, 2020, the outstanding balance on the Wells Credit Facility was $80.0 million, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Off-Balance Sheet Arrangements
    We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2020, we had outstanding commitments to third parties to fund investments totaling $81.5 million under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
    We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2020, we had no commitment letters to purchase investments and we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2020 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Subscription Line (1)	$8.0	$—	$8.0	$—	$—
Wells Credit Facility (2)	80.0	—	—	80.0	—
Total Contractual Obligations	$88.0	$—	$8.0	$80.0	$—

(1)        Under the terms of the Wells Subscription Line, all outstanding borrowings under that facility ($8.0 million as of December 31, 2020) must be repaid on or before February 25, 2022. The Wells Subscription Line will terminate when all Capital Commitments have been funded. See "— Borrowings", for material details on the Wells Subscription Line.
(2)        Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($80.0 million as of December 31, 2020) must be repaid on or before December 23, 2025. As of December 31, 2020, there was approximately $170.0 million of possible capacity remaining under the Wells Credit Facility. See "— Borrowings", for material details on the Wells Credit Facility.
We have entered into the Investment Management Agreement, dated December 13, 2020 (the "Investment Management Agreement"), with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay a management fee for these services.
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

Distributions and Dividends
    Distributions declared for the year ended December 31, 2020 totaled approximately $14.5 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2020
Second Quarter	June 23, 2020	June 23, 2020	July 13, 2020	$0.130
Third Quarter	September 25, 2020	September 29, 2020	October 13, 2020	0.210
Fourth Quarter	December 28, 2020	December 30, 2020	January 13, 2021	0.163
				$0.503
As of December 31, 2019, no distributions had been declared or paid by us.
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
Related Parties
    We have entered into a number of business relationships with affiliated or related parties, including the following:
•We have entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, as amended, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.
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
    In addition, we have adopted a formal Code of Ethics that governs the conduct of our officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act and the Maryland General Corporation Law.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
    We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of December 31, 2020, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our Wells Subscription Line and Wells Credit Facility are also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
    The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2020. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our floating rate revolving credit facility and subscription line, we use the outstanding balance as of December 31, 2020. Interest expense on our floating rate revolving credit facility and subscription line is calculated using the interest rate as of December 31, 2020, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
    Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(0.29)%
Base Interest Rate	—%
+100 Basis Points	4.01%
+200 Basis Points	17.10%
+300 Basis Points	30.18%

Item 8.    Financial Statements and Supplementary Data

*    Statements as of December 31, 2019 and for the year ended December 31, 2019 were unconsolidated as NMF SLF I, Inc. was the only existing entity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of NMF SLF I, Inc.
Opinion on the Consolidated Financial Statements and Financial Highlights
We have audited the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiary (the "Company"), including the consolidated schedule of investments, as of December 31, 2020, the related consolidated statements of operations, changes in net assets, cash flows, and the consolidated financial highlights for the year then ended, and the related notes, and the statement of assets and liabilities, as of December 31, 2019, the related statements of operations, changes in net assets, cash flows, and the financial highlights for the period from January 23, 2019 (inception) to December 31, 2019, and the related notes (collectively referred to as the "financial statements and financial highlights"). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations, changes in net assets, cash flows, and the financial highlights for the year ended December 31, 2020 and the period from January 23, 2019 (inception) to December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2020, by correspondence with the custodian, loan agents and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

March 12, 2021
We have served as the Company’s auditor since 2019.

NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2020	December 31, 2019(1)
Assets
Non-controlled/non-affiliated investments at fair value (cost of $448,923 and $0, respectively)	$468,027	$—
Cash and cash equivalents	37,073	1
Interest receivable	1,791	—
Deferred offerings costs	—	164
Other assets	66	22
Total assets	$506,957	$187
Liabilities
Borrowings
Wells Credit Facility	$80,000	$—
Wells Subscription Line	8,000	—
Deferred financing costs (net of accumulated amortization of $192 and $0, respectively)	(2,919)	—
Net borrowings	85,081	—
Payable for unsettled securities purchased	28,110	—
Distribution payable	5,811	—
Management fee payable	682	—
Interest payable	52	—
Payable to affiliates	43	332
Accrued organizational and offering expenses	—	488
Other liabilities	466	54
Total liabilities	120,245	874
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 35,648,345 and 100 shares issued and outstanding, respectively	36	—
Paid in capital in excess of par	365,407	1
Accumulated undistributed (overdistributed) earnings	21,269	(688)
Total net assets	$386,712	$(687)
Total liabilities and net assets	$506,957	$187
Number of shares outstanding	35,648,345	100
Net asset value per share	$10.85	$(6,873.06)

(1)Amounts as of December 31, 2019 were unconsolidated as NMF SLF I, Inc. was the only existing entity.

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended
	December 31, 2020	December 31, 2019(1)
Investment income
Interest income	$16,235	$—
Fee income	2,817	—
Total investment income	19,052	—
Expenses
Management fee	3,166	—
Professional fees	534	56
Interest and other financing expenses	499	—
Other general and administrative expenses	294	5
Administrative expenses	242	—
Organizational expenses	60	627
Total expenses	4,795	688
Less: management fees waived (See Note 5)	(2,047)	—
Net expenses	2,748	688
Net investment income before income taxes	16,304	(688)
Income tax expense, including excise tax	20	—
Net investment income (loss)	16,284	(688)
Net realized gains on investments	1,041	—
Net change in unrealized appreciation of investments	19,104	—
Net realized and unrealized gains	20,145	—
Net increase (decrease) in net assets resulting from operations	$36,429	$(688)
Earnings (loss) per share (basic & diluted)	$1.71	$(6,883.06)
Weighted average shares of common stock outstanding - basic & diluted (2)(See Note 11)	21,350,814	100

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019, and amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
(2)For the year ended December 31, 2020 and December 31, 2019, the Company's weighted average number of shares outstanding is based on the period from February 18, 2020 (commencement of operations) to December 31, 2020 and the period from April 15, 2019 (issuance of initial shares) to December 31, 2019, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Year Ended
	December 31, 2020	December 31, 2019(1)
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$16,284	$(688)
Net realized gains on investments	1,041	—
Net change in unrealized appreciation of investments	19,104	—
Net increase (decrease) in net assets resulting from operations	36,429	(688)
Capital transactions
Net proceeds from shares of common stock sold	365,699	1
Offering costs	(215)	—
Distributions declared to stockholders from net investment income	(14,514)	—
Total net increase in net assets resulting from capital transactions	350,970	1
Net increase (decrease) in net assets	387,399	(687)
Net assets at the beginning of the period	(687)	—
Net assets at the end of the period	$386,712	$(687)

Capital share activity
Shares of common stock sold	35,648,245	100

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019, and amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31, 2020	December 31, 2019(1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$36,429	$(688)
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(1,041)	—
Net change in unrealized appreciation of investments	(19,104)	—
Amortization of purchase discount	(3,085)	—
Amortization of deferred financing costs	192	—
Non-cash investment income	(99)	—
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(471,976)	—
Proceeds from sales and paydowns of investments	27,019	—
Cash paid for purchase of drawn portion of revolving credit facilities	(1,234)	—
Cash paid on drawn revolving credit facilities	(2,998)	—
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	1,559	—
Cash repayments on drawn revolvers	2,932	—
Interest receivable	(1,791)	—
Deferred offering costs	164	(164)
Other assets	(44)	(22)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	28,110	—
Management fee payable	682	—
Interest payable	52	—
Accrued organizational and offering expenses	(488)	488
Payable to affiliates	(289)	332
Other liabilities	314	54
Net cash flows used in operating activities	(404,696)	—
Cash flows from financing activities
Distributions paid	(8,703)	—
Net proceeds from issuance of common stock	365,699	1
Proceeds from Wells Subscription Line	125,000	—
Repayment of Wells Subscription Line	(117,000)	—
Proceeds from Wells Credit Facility	80,000	—
Offering costs paid	(215)	—
Deferred financing costs paid	(3,013)	—
Net cash flows provided by financing activities	441,768	1
Net increase in cash and cash equivalents	37,072	1
Cash and cash equivalents at the beginning of the period	1	—
Cash and cash equivalents at the end of the period	$37,073	$1
Supplemental disclosure of cash flow information
Cash interest paid	$214	$—
Non-cash financing activities:
Distribution declared and payable	$5,811	$—
Accrual for offering costs	—	164
Accrual for deferred financing costs	98	—

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019, and amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
December 31, 2020
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Health Services ULC**
Healthcare Services	First lien (2)	4.75% (L + 3.75%/M)	4/8/2020	6/6/2025	$4,154	$3,243	$4,093	1.06%
Project Boost Purchaser, LLC**
Business Services	First lien (2)	3.65% (L + 3.50%/M)	5/4/2020	6/1/2026	1,975	1,697	1,957	0.50%
Total Funded Debt Investments - Canada					$6,129	$4,940	$6,050	1.56%
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	First lien (2)	4.25% (L + 3.25%/M)	4/15/2020	10/3/2024	$1,405	$1,246	$1,400	0.36%
Total Funded Debt Investments - United Kingdom					$1,405	$1,246	$1,400	0.36%
Funded Debt Investments - United States
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	4/20/2020	9/18/2023	$17,210	$16,429	$17,210
	First lien (2)	6.75% (L + 5.75%/M)	12/30/2020	9/18/2023	10,000	10,000	10,000
	First lien (2)(3)	6.75% (L + 5.75%/Q)	4/20/2020	9/18/2023	7,600	7,255	7,600
					34,810	33,684	34,810	9.00%
Apptio, Inc.
Software	First lien (3)	8.25% (L + 7.25%/S)	4/20/2020	1/10/2025	25,000	23,791	25,188	6.51%
Higginbotham Insurance Agency, Inc.
Financial Services	First lien (2)(3)	6.50% (L + 5.75%/M)	11/19/2020	11/25/2026	24,026	23,848	24,507	6.34%
iCIMS, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	20,025	19,069	20,101
	First lien (2)(3)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	3,905	3,718	3,920
					23,930	22,787	24,021	6.21%
Syndigo LLC
Software	First lien (2)	5.25% (L + 4.50%/S)	12/14/2020	12/15/2027	20,000	19,850	19,850
	Second Lien	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	4,000	3,970	3,970
					24,000	23,820	23,820	6.16%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/S)	2/6/2020	5/24/2024	15,370	15,291	15,370
	First lien (2)(3)	6.75% (L + 5.75%/S)	10/27/2020	5/24/2024	6,298	6,252	6,298
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/S)	10/27/2020	5/24/2024	1,522	1,511	1,522
					23,190	23,054	23,190	6.00%
Instructure, Inc.
Software	First lien (3)	8.00% (L + 7.00%/Q)	3/24/2020	3/24/2026	16,580	16,487	16,477
	First lien (3)	8.00% (L + 7.00%/Q)	12/22/2020	3/24/2026	2,563	2,518	2,547
					19,143	19,005	19,024	4.92%
Confluent Health, LLC
Healthcare Services	First lien (2)	5.15% (L + 5.00%/M)	10/30/2020	6/24/2026	16,866	16,675	16,677	4.31%
PaySimple, Inc.
Software	First lien (3)(4) - Drawn	5.65% (L + 5.50%/M)	9/21/2020	8/23/2025	15,616	15,019	15,616	4.04%
Diligent Corporation
Software	First lien (2)(3)	7.25% (L + 6.25%/S)	8/4/2020	8/4/2025	15,050	14,875	15,329	3.96%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets

Allworth Financial Group, L.P.**
Business Services	First lien (2)	6.50% (L + 5.50%/M)	12/21/2020	12/23/2026	$15,458	$15,303	$15,303	3.96%
Wirepath LLC
Distribution & Logistics	First lien (2)	5.00% (L + 4.75%/Q)	10/27/2020	8/5/2024	14,962	14,021	14,513	3.75%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Drawn	7.00% (L + 6.00%/Q)	10/15/2020	11/26/2025	13,423	13,230	13,590	3.52%
Astra Acquisition Corp.
Software	First lien (2)	6.50% (L + 5.50%/M)	2/26/2020	3/1/2027	13,405	13,314	13,539	3.50%
Cano Health, LLC**
Healthcare Services	First lien (2)	5.50% (L + 4.75%/S)	12/15/2020	11/23/2027	13,479	13,345	13,344	3.45%
CentralSquare Technologies, LLC
Software	First lien (2)	4.00% (L + 3.75%/Q)	4/1/2020	8/29/2025	13,651	11,531	12,764	3.30%
Kaseya Inc.
Software	First lien (2)(3)	8.00% (L + 4.00% + 3.00% PIK/S)*	6/29/2020	5/2/2025	10,003	9,725	10,103
	First lien (3)	8.00% (L + 4.00% + 3.00% PIK/S)*	6/29/2020	5/2/2025	984	951	994
	First lien (3)(4) - Drawn	7.50% (L + 6.50%/S)	6/29/2020	5/2/2025	336	331	336
					11,323	11,007	11,433	2.96%
MRI Software LLC
Software	First lien (2)(3)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	11,141	11,092	11,156	2.88%
Market Track, LLC
Business Services	First lien (2)(3)	5.25% (L + 4.25%/S)	5/13/2020	6/5/2024	10,822	9,488	10,632	2.75%
Wrench Group LLC
Consumer Services	First lien (2)	5.50% (L + 4.50%/Q)	10/30/2020	4/30/2026	10,000	9,951	10,025	2.59%
Bracket Intermediate Holding Corp.
Healthcare Services	First lien (2)	4.48% (L + 4.25%/Q)	3/30/2020	9/5/2025	9,671	8,325	9,575	2.48%
Xactly Corporation
Software	First lien (3)	8.25% (L + 7.25%/S)	6/5/2020	7/29/2022	9,449	9,086	9,449	2.44%
Bullhorn, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	9/11/2020	9/30/2026	9,284	9,217	9,284	2.40%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	6,276	6,248	6,347
	First lien (3)(4) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	631	628	631
					6,907	6,876	6,978	1.80%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	5,485	5,460	5,485
	First lien (2)(3)	9.00% (L + 8.00%/Q)	10/15/2020	8/6/2026	987	977	997
					6,472	6,437	6,482	1.68%
Salient CRGT Inc.
Federal Services	First lien (2)(3)	7.50% (L + 6.50%/S)	4/1/2020	2/28/2022	5,645	4,997	5,645	1.46%
Advisor Group Holdings, Inc.
Consumer Services	First lien (2)	5.15% (L + 5.00%/M)	1/31/2020	7/31/2026	4,950	4,939	4,928	1.28%
EyeCare Partners, LLC
Healthcare Services	First lien (2)	3.90% (L + 3.75%/M)	4/16/2020	2/18/2027	4,024	3,315	3,932
	First lien (2)	3.90% (L + 3.75%/M)	4/16/2020	2/18/2027	946	774	924
					4,970	4,089	4,856	1.26%
Appriss Holdings, Inc.
Business Services	First lien (2)(3)	6.25% (L + 6.00%/Q)	10/14/2020	5/29/2026	4,788	4,742	4,836	1.25%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets

Mavis Tire Express Services Corp.
Retail	First lien (2)	3.50% (L + 3.25%/Q)	4/6/2020	3/20/2025	$4,840	$4,052	$4,763	1.23%
Wrike, Inc.
Software	First lien (3)	7.75% (L + 6.75%/S)	11/20/2020	12/31/2024	4,545	4,514	4,580	1.19%
Recorded Future, Inc.
Software	First lien (3)	7.25% (L + 6.25%/Q)	8/3/2020	7/3/2025	4,167	4,098	4,183
	First lien (3)(4) - Drawn	7.25% (L + 6.25%/Q)	8/3/2020	7/3/2025	333	328	333
					4,500	4,426	4,516	1.17%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	First lien (2)	5.75% (L + 4.75%/Q)	2/21/2020	11/19/2026	4,147	3,581	4,147	1.07%
TA/WEG Holdings, LLC**
Business Services	First lien (4) - Drawn	6.75% (L + 5.75%/S)	12/11/2020	10/2/2025	3,920	3,890	3,890	1.01%
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)	5.75% (L + 4.75%/Q)	11/18/2020	7/9/2026	2,513	2,489	2,513
	First lien (2)(3)(4) - Drawn	5.75% (L + 4.75%/Q)	11/18/2020	7/9/2026	518	513	518
					3,031	3,002	3,031	0.78%
Quartz Holding Company
Software	Second Lien (2)(3)	8.15% (L + 8.00%/M)	10/16/2020	4/2/2027	3,000	2,985	3,000	0.78%
Geo Parent Corporation
Business Services	First lien (2)(3)	5.40% (L + 5.25%/M)	5/29/2020	12/19/2025	2,977	2,869	2,977	0.77%
MED ParentCo, LP
Healthcare Services	First lien (2)	4.40% (L + 4.25%/M)	4/30/2020	8/31/2026	2,381	2,067	2,352
	First lien	4.40% (L + 4.25%/M)	4/30/2020	8/31/2026	597	519	590
					2,978	2,586	2,942	0.76%
Convey Health Solutions, Inc.
Healthcare Services	First lien (2)(3)	10.00% (L + 9.00%/Q)	4/8/2020	9/4/2026	2,481	2,448	2,581	0.67%
Bluefin Holding, LLC
Software	Second Lien (2)(3)	7.90% (L + 7.75%/M)	6/9/2020	9/6/2027	2,500	2,372	2,500	0.65%
Spring Education Group, Inc.
Education	First lien (2)	4.50% (L + 4.25%/Q)	3/23/2020	7/30/2025	2,480	1,857	2,374	0.61%
Vectra Co.
Business Products	First lien (2)	3.40% (L + 3.25%/M)	3/26/2020	3/8/2025	1,992	1,686	1,950	0.50%
Heartland Dental, LLC
Healthcare Services	First lien (2)	3.65% (L + 3.50%/M)	4/8/2020	4/30/2025	1,985	1,553	1,938	0.50%
EAB Global, Inc.
Education	First lien (2)	4.75% (L + 3.75%/S)	3/24/2020	11/15/2024	1,485	1,226	1,479	0.38%
MH Sub I, LLC (Micro Holding Corp.)
Software	First lien (2)	3.65% (L + 3.50%/M)	3/23/2020	9/13/2024	1,486	1,209	1,470	0.38%
Idera, Inc.
Software	First lien (2)	5.00% (L + 4.00%/S)	3/24/2020	6/28/2024	990	842	990	0.26%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	First lien (2)	3.75% (L + 3.00%/M)	4/30/2020	2/3/2025	985	873	977	0.25%
Total Funded Debt Investments - United States					$461,753	$443,519	$460,619	119.12%
Total Funded Debt Investments					$469,287	$449,705	$468,069	121.04%
Total Funded Investments						$449,705	$468,069	121.04%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United States
Higginbotham Insurance Agency, Inc.
Financial Services	First lien (3)(4) - Undrawn	—	11/19/2020	11/25/2022	$6,763	$—	$135	0.03%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	10/15/2020	4/15/2022	6,577	—	82	0.02%
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	8/4/2020	2/4/2022	3,656	(42)	68
	First lien (3)(4) - Undrawn	—	8/4/2020	8/4/2025	1,219	(14)	—
					4,875	(56)	68	0.02%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	8/3/2020	3/4/2022	2,604	(31)	26
	First lien (3)(4) - Undrawn	—	6/29/2020	5/2/2025	350	(15)	—
					2,954	(46)	26	0.01%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/3/2020	1/3/2021	333	(5)	1
	First lien (3)(4) - Undrawn	—	8/3/2020	7/3/2025	167	(3)	—
					500	(8)	1	0.00%
MRI Software LLC
Software	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2022	320	—	—
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	780	(3)	—
					1,100	(3)	—	—%
PaySimple, Inc.
Software	First lien (3)(4) - Undrawn	—	9/21/2020	9/23/2021	6,345	—	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(4) - Undrawn	—	2/20/2020	2/20/2026	70	—	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	395	(2)	—	—%
Wrike, Inc.
Software	First lien (3)(4) - Undrawn	—	11/20/2020	12/31/2024	454	(3)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	9/11/2020	9/30/2026	693	(5)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	10/27/2020	12/2/2021	1,521	—	—
	First lien (3)(4) - Undrawn	—	12/11/2020	12/2/2021	1,604	—	—
	First lien (3)(4) - Undrawn	—	2/6/2020	5/24/2024	1,788	(10)	—
					4,913	(10)	—	—%
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)(4) - Undrawn	—	11/18/2020	11/23/2022	1,968	(20)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets

Xactly Corporation
Software	First lien (3)(4) - Undrawn	—	6/5/2020	7/29/2022	$551	$(21)	$—	—%
Instructure, Inc.
Software	First lien (3)(4) - Undrawn	—	3/24/2020	3/24/2026	1,294	(7)	(8)	(0.00)%
Cano Health, LLC**
Healthcare Services	First lien (4) - Undrawn	—	12/15/2020	11/23/2021	4,914	(49)	(49)	(0.01)%
Allworth Financial Group, L.P.**
Business Services	First lien (4) - Undrawn	—	12/21/2020	12/23/2026	2,705	(27)	(27)
	First lien (4) - Undrawn	—	12/21/2020	12/23/2022	4,637	—	(46)
					7,342	(27)	(73)	(0.02)%
TA/WEG Holdings, LLC**
Business Services	First lien (4) - Undrawn	—	12/11/2020	10/4/2021	14,830	—	(111)	(0.03)%
Galway Partners Holdings LLC
Business Services	First lien (4) - Undrawn	—	12/16/2020	12/1/2022	15,000	(525)	(113)	(0.03)%
Total Unfunded Debt Investments - United States					$81,538	$(782)	$(42)	(0.01)%
Total Unfunded Debt Investments					$81,538	$(782)	$(42)	(0.01)%
Total Non-Controlled/Non-Affiliated Investments						$448,923	$468,027	121.03%
Total Investments						$448,923	$468,027	121.03%

(1)NMF SLF I, Inc. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is pledged as collateral for the Wells Credit Facility, a revolving credit facility among the Investment Adviser as collateral manager, NMF SLF I SPV, L.L.C. ("SLF I SPV") as the borrower, the Company as equityholder and seller, Wells Fargo Bank, National Association as the administrative agent, and collateral custodian and each of the lenders from time to time thereto. See Note 6. Borrowings, for details.
(3)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(4)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2020.
*    All or a portion of interest contains payment-in kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2020, 7.84% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands)

December 31, 2020
Investment Type	Percent of Total Investments at Fair Value
First lien	97.98%
Second lien	2.02%
Total investments	100.00%

December 31, 2020
Industry Type	Percent of Total Investments at Fair Value
Software	57.67%
Healthcare Services	12.60%
Business Services	11.53%
Financial Services	5.27%
Distribution & Logistics	4.59%
Consumer Services	3.49%
Specialty Chemicals & Materials	1.38%
Federal Services	1.21%
Retail	1.02%
Education	0.82%
Business Products	0.42%
Total investments	100.00%

December 31, 2020
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of
NMF SLF I, Inc.
December 31, 2020
(in thousands, except share data)
Note 1. Formation and Business Purpose
    NMF SLF I, Inc. (the "Company") is a Maryland corporation formed on January 23, 2019. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company intends to elect to be treated for United States ("U.S.") federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. Prior to and through this date, financial information presented represents NMF SLF I, Inc. only.
    The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of December 31, 2020, the Company's top five industry concentrations were software, healthcare services, business services, financial services and distribution & logistics.
Note 2. Summary of Significant Accounting Policies
    Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiary SLF I SPV.

    The Company's consolidated financial statements have eliminated all intercompany transactions. The financial results of the Company's portfolio investments are not consolidated in the financial statements. The Company's consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X.
    Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Consolidated Statements of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Consolidated Statements of Operations as "Net realized gains (losses) on investments".
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
i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If an IHS Markit Ltd. quote differs from the Refinitiv (formerly known as Thomson Reuters) quote by +/- 5% or if the spread between the bid and ask for a quote is greater than 10%, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value; and
ii.Investments for which one quote is received from a pricing service are validated by the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser. The personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Sub-Administrator will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser, is unable to sufficiently validate the quote internally and if the investment's par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
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
    Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2020 and December 31, 2019.
    Revenue recognition
    Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
    Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the year ended December 31, 2020, the Company recognized PIK interest from investments of $156. For the period from January 23, 2019 (inception) to December 31, 2019, the Company had not commenced investment operations and recognized no PIK interest.
    Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2020, no investments were on non-accrual status.
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
    Deferred offering costs—The Company's deferred offering costs consists of fees and expenses incurred in connection with the offering of the Company's common stock. Upon the issuance of common stock, offering costs are charged as a direct reduction of net assets. Deferred offering costs are included on the Company's Consolidated Statements of Assets and Liabilities and offering costs are included on the Consolidated Statement of Changes in Net Assets. Any organizational and offering expenses paid by the Company in excess of $1,000 will be borne by the Investment Adviser and cannot be recouped by the Investment Adviser.
    Deferred financing costs—The deferred financing costs of the Company consist of capitalized expenses related to the origination and amending of the Company's borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 6. Borrowings, for details.
    Organizational expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company. All such amounts are expensed as incurred in the Consolidated Statements of Operations. Any organizational and offering expenses paid by the Company in excess of $1,000 will be borne by the Investment Adviser and cannot be recouped by the Investment Adviser.
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
    Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes.
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
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 through December 31, 2020. The 2019 tax year and forward remains subject to examination by the U.S. Federal, state, and local tax authorities.
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
    Use of estimates—The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Company's consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in the economic environment, financial markets, and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.
Note 3. Investments
    At December 31, 2020, the Company's investments consisted of the following:
    Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$439,596	$458,557
Second lien	9,327	9,470
Total investments	$448,923	$468,027
    Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$261,052	$269,913
Healthcare Services	55,197	58,988
Business Services	51,540	53,947
Financial Services	23,848	24,642
Distribution & Logistics	20,897	21,491
Consumer Services	16,136	16,353
Specialty Chemicals & Materials	6,435	6,482
Federal Services	4,997	5,645
Retail	4,052	4,763
Education	3,083	3,853
Business Products	1,686	1,950
Total investments	$448,923	$468,027
    As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $10,466 and no unfunded commitments on bridge facilities. As of December 31, 2020, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $71,072. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2020.
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
    The Company's financial condition and portfolio companies may continue to be negatively impacted by the COVID-19 pandemic. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, a national emergency was declared in the U.S. The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the U.S. and global economy as commercial activity and public perception have been negatively impacted by the outbreak. The ultimate extent to which the COVID-19 pandemic will impact the Company's financial condition and portfolio companies will depend on future developments affecting not only the Company, but also the entire U.S. and global economy, which are inherently uncertain, including, among others, new information that may emerge concerning the severity and rate of the spread of the disease.

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
    The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$458,557	$—	$93,680	$364,877
Second lien	9,470	—	—	9,470
Total investments	$468,027	$—	$93,680	$374,347

The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2020, as well as the portion of appreciation included in income attributable to unrealized appreciation related to those assets and liabilities still held by the Company at December 31, 2020:

	Total	First Lien	Second Lien
Fair value, December 31, 2019	$—	$—	$—
Total gains or losses included in earnings:
Net realized gains on investments	580	580	—
Net change in unrealized appreciation	11,993	11,840	153
Purchases, including capitalized PIK and revolver fundings	387,819	378,502	9,317
Proceeds from sales and paydowns of investments	(26,045)	(26,045)	—
Fair value, December 31, 2020	$374,347	$364,877	$9,470
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$11,537	$11,384	$153
There were no investments held by the Company for the period from January 23, 2019 (inception) to December 31, 2019.
Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the year ended December 31, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
    Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2020, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2020 were as follows:

				Range
Type	Fair Value as of December 31, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$279,159	Market & income approach	EBITDA multiple	8.0x	25.0x	17.6x
			Revenue multiple	4.0x	11.0x	6.9x
			Discount rate	4.4%	11.2%	6.5%
	23,564	Market quote	Broker quote	N/A	N/A	N/A
	62,154	Other	N/A (1)	N/A	N/A	N/A
Second lien	5,500	Market & income approach	EBITDA multiple	28.0x	32.0x	30.0x
			Discount rate	7.5%	9.0%	8.2%
	3,970	Other	N/A (1)	N/A	N/A	N/A
	$374,347

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
    The fair value of the Wells Subscription Line (as defined below) and Wells Credit Facility (as defined below), which are categorized as Level III within the fair value hierarchy as of December 31, 2020, approximates their carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
    Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company's portfolio companies conduct their operations, as well as general economic, political and public health conditions (including the COVID-19 pandemic), may have a significant negative impact on the operations and profitability of the Company's investments and/or on the fair value of the Company's investments. The Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.

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
    Pursuant to the Investment Management Agreement, as amended, for the period from January 22, 2020 through September 30, 2020 (the "Initial Fee Period"), the base management fee was calculated at an annual rate of 0.70% (the "Initial Fee Rate") of the aggregate Capital Commitments received at the initial acceptance of Capital Commitments, subject, to the adjustments described below. Specifically, the Initial Fee Rate was subject to reduction during all quarters through September 30, 2020. Commencing with this quarterly period ending December 31, 2020 and through the Company's investment period (the "Investment Period"), which commenced on Feburary 18, 2020 (the "Initial Closing Date") and shall initially continue until the 48-month anniversary of the Initial Closing Date, the base management fee is calculated at an annual blended rate with respect to the Company's Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.70% in the case of Assets Invested equal to or less than $500,000, and (ii) 0.60% in the case of Assets Invested of greater than $500,000, subject, in each case, to the adjustments in the manner set forth in the Investment Management Agreement, as amended. Specifically, the quarterly fee percentage will be subject to reduction throughout the Investment Period with respect to target Assets Invested in the manner set forth in the Investment Management Agreement, as amended. For the avoidance of doubt, the management fee paid at the end of any quarterly period shall be calculated based on the lower of the actual Assets Invested as of the end of any quarter and the target Assets Invested for that quarter. "Assets Invested" shall mean, as of the end of each quarterly period, the sum of the Company's (i) drawn Capital Commitments, and (ii) outstanding principal on borrowings. The base management fee will be payable quarterly in arrears.
For the year ended December 31, 2020, $3,166 of gross management fees were incurred by the Company, which were reduced to net management fees of $1,119, due to the management fee reductions described above. For the period from January 23, 2019 (inception) to December 31, 2019, there were no management fees as the Company was in the development stage and had not commenced investment operations.
    The Company has entered into the administration agreement ("Administration Agreement") with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
Note 6. Borrowings
    Wells Subscription Line — On February 25, 2020, the Company entered into a Revolving Credit Agreement (the "Wells Subscription Line") with Wells Fargo Bank, National Association ("Wells Fargo"). The Wells Subscription Line will mature on February 25, 2022, if not further extended by that date, and has a maximum facility amount of $50,000. Under the Wells Subscription Line, the Company is permitted to borrow up to the lesser of $50,000 and the Borrowing Base. The "Borrowing Base" is based upon the unfunded Capital Commitments of subscribed investors in the Company that have been approved by Wells Fargo and meet certain criteria. The advance rate for such investors that meet a rating requirement or Wells Fargo net worth criteria or in the case of certain investors specified by Wells Fargo (the "Specified Investors") is 90% but may be subject to concentration limits. The concentration limits do not apply to the Specified Investors. The advance rate for other investors designated by Wells Fargo is 65%. The Wells Subscription Line contains certain customary affirmative and negative covenants and events of default.
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
For the period from February 25, 2020 (commencement of the Wells Subscription Line) to December 31, 2020, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Subscription Line were $217, $63 and $179, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the period from February 25, 2020 (commencement of the Wells Subscription Line) to December 31, 2020 were 1.8% and 3.4%, respectively.
As of December 31, 2020, the outstanding balance on the Wells Subscription Line was $8,000, and the Company was in compliance with the applicable covenants in the Wells Subscription Line on such date.
Wells Credit Facility — On December 23, 2020, the Company's wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (the "Wells Credit Facility") as the borrower, the Investment Adviser as collateral manager, the Company as equityholder and seller, Wells Fargo Bank, National Association as the administrative agent and the collateral custodian and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $250,000 which may increase in size, under certain circumstances, up to a total of $350,000. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
    The Wells Credit Facility bears interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
For the period from December 23, 2020 (commencement of the Wells Credit Facility) to December 31, 2020, interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility were $11, $15 and $13, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility was 1.8% and 2.7%, respectively.
    As of December 31, 2020, the outstanding balance on the Wells Credit Facility was $80,000, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
    Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) managerial assistance.
Note 8. Commitments and Contingencies
    In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $10,466, no outstanding bridge financing commitments and other future funding commitments of $71,072. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments. As of December 31, 2019, the Company had no commitments or contingencies.
    The Company also had revolving borrowings available under the Wells Subscription Line and the Wells Credit Facility as of December 31, 2020. See Note 6. Borrowings, for details.
    The Company may from time to time enter into financing commitment letters. As of December 31, 2020 and December 31, 2019, the Company had no commitment letters to purchase investments which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. For the year ended December 31, 2020 and subsequent to December 31, 2020, the COVID-19 pandemic has had a significant impact on the U.S. economy and on the Company.
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
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2020.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
February 3, 2020	February 18, 2020	5,249,900	$52,499
March 12, 2020	March 26, 2020	5,250,000	52,500
April 20, 2020	May 4, 2020	10,500,000	105,000
August 13, 2020	August 27, 2020	7,443,289	78,750
November 25, 2020	December 10, 2020	7,205,056	76,950
		35,648,245	$365,699
On April 15, 2019, the Company issued 100 shares of common stock for $1 to the Investment Advisor.
The following table reflects the distributions declared on the Company's common stock for the year ended December 31, 2020.

Date Declared	Record Date	Payment Date	Per Share Amount
June 23, 2020	June 23, 2020	July 13, 2020	$0.130
September 25, 2020	September 29, 2020	October 13, 2020	0.210
December 28, 2020	December 30, 2020	January 13, 2021	0.163
			$0.503
As of December 31, 2019, no distributions had been declared or paid by the Company.
Note 10. Distributions
    The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the year ended December 31, 2020 and during the period from January 23, 2019 (inception) to December 31, 2019, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to return of capital distributions were as follows:

	Year Ended
	December 31, 2020	December 31, 2019(1)
Undistributed net investment income	$42	$—
Distributions in excess of net realized gains	—	—
Additional paid-in-capital	(42)	—

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.

For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the year ended December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019 was estimated to be as follows:

	Year Ended
	December 31, 2020	December 31, 2019(1)
Ordinary income (non-qualified)	$14,514	$—
Ordinary income (qualified)	—	—
Capital gains	—	—
Return of capital	—	—
Total	$14,514	$—

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.
For the year ended December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019, the costs of investments for the Company for U.S. federal income tax purposes were $446,544 and $0, respectively.

	Year Ended
	December 31, 2020	December 31, 2019(1)
Tax cost	$446,544	$—
Gross unrealized appreciation on investments	21,778	—
Gross unrealized depreciation on investments	(295)	—
Total investments at fair value	$468,027	$—

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.
At December 31, 2020, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.
    For the year ended December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended
	December 31, 2020	December 31, 2019(1)
Accumulated capital gains (capital loss carryforwards)	$—	$—
Other temporary differences	(677)	—
Undistributed ordinary income	463	—
Unrealized (appreciation) depreciation	21,483	—
Total	$21,269	$—

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019, the Company incurred excise taxes of $20 and $0, respectively.

The following information is hereby provided with respect to distributions declared during the year ended December 31, 2020 and during the period from January 23, 2019 (inception) to December 31, 2019:

	Year Ended
(unaudited)	December 31, 2020	December 31, 2019(1)
Distributions per share	$0.50	$—
Ordinary dividends (2)	100.00%	—%
Long-term capital gains	—%	—%
Qualified dividend income	—%	—%
Dividends received deduction	—%	—%
Interest-related dividends (3)	80.16%	—%
Qualified short-term capital gains (3)	—%	—%
Return of capital	—%	—%

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.
(2)Ordinary dividends are from the Company's net investment income and net short-term capital gains for the year. This type of dividend is reported as ordinary income. Ordinary dividend distributions from a RIC generally do not qualify for the preferential tax rate on dividend income from domestic corporations and qualified foreign corporations except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.
(3)Interest-Related Dividends and Short-Term Capital Gain Dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) and 881(e) of the Code.
Note 11. Earnings Per Share
    The following information sets forth the computation of basic net increase (decrease) in the Company's net assets per share resulting from operations for the year ended December 31, 2020, and for the period from January 23, 2019 (inception) to December 31, 2019:

	Year Ended
	December 31, 2020	December 31, 2019(1)
Earnings (loss) per share—basic & diluted
Numerator for basic & diluted earnings (loss) per share:	$36,429	$(688)
Denominator for basic & diluted weighted average share(2):	21,350,814	100
Basic & diluted earnings (loss) per share:	$1.71	$(6,883.06)

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.
(2)For the year ended December 31, 2020 and the period from January 23, 2019 (inception) to December 31, 2019, the Company's weighted average number of shares outstanding is based on the period from February 18, 2020 (commencement of operations) to December 31, 2020 and the period from April 15, 2019 (issuance of initial shares) to December 31, 2019, respectively.

Note 12. Financial Highlights
    The following information sets forth the Company's financial highlights for the year ended December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019.

	Year Ended
	December 31, 2020	December 31, 2019(1)
Per share data:(2)
Net asset value, February 18, 2020 and January 23, 2019 (inception), respectively(3)	$—	$—
Net investment income (loss)	0.76	(6,883.06)
Net realized and unrealized gains(4)	0.33	—
Net increase (decrease) in net assets resulting from operations	1.09	(6,883.06)
Issuance of shares of common stock	10.26	10.00
Distributions declared to stockholders from net investment income	(0.50)	—
Net asset value, December 31, 2020 and December 31, 2019, respectively	$10.85	$(6,873.06)
Total return(5)	13.65%	N/M
Shares outstanding at end of period	35,648,345	100
Average weighted shares outstanding for the period(6)	21,350,814	100
Average net assets for the period(6)	$223,138	N/M
Ratio to average net assets:
Net investment income(7)	8.40%	N/M
Total expenses, before waivers(7)	2.47%	N/M
Total expenses, net of waivers(7)	1.41%	N/M

Average debt outstanding — Wells Subscription Line(8)	$13,904	N/A
Average debt outstanding — Wells Credit Facility(9)	$24,444	N/A
Asset coverage ratio	539.44%	N/A
Portfolio turnover	14.96%	N/A

Capital Commitments	$690,000	N/A
Funded Capital Commitments	$365,700	N/A
% of Capital Commitments funded	53.00%	N/A

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.
(2)Per share data is based on weighted average shares outstanding for the period from February 18, 2020 (commencement of operations) through December 31, 2020 (except for issuance of shares of common stock and distributions declared to stockholders, which are based on actual rate per share).
(3)February 18, 2020 is the date of commencement of operations, which was the date on which shares were issued to persons not affiliated with the Investment Adviser.
(4)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns which for the year ended December 31, 2020 was $(0.61) per share.
(5)Total return is calculated assuming an initial purchase price of $10.00 per share and a sale at net assets per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets per share on the last day of the respective quarter. Total return calculation is not annualized.
(6)For the year ended December 31, 2020, average weighted shares outstanding and average net assets represent the period from February 18, 2020 (commencement of operations) to December 31, 2020. For the period from January 23, 2019 (inception) to December 31, 2019, the weighted shares outstanding represents the period from April 15, 2019 (issuance of initial shares) to December 31, 2019.
(7)Annualized, except organizational and offering costs.
(8)For the year ended December 31, 2020, average debt outstanding represents the period from February 25, 2020 (commencement of the Wells Subscription Line) to December 31, 2020.

(9)For the year ended December 31, 2020, average debt outstanding represents the period from December 23, 2020 (commencement of the Wells Credit Facility) to December 31, 2020.
N/A     Not applicable as the Company was in the development stage and had not entered into the respective agreements.
N/M     Calculations are not meaningful because the Company was in the development stage and had not commenced investment operations.
Note 13. Selected Quarterly Financial Data (unaudited)
    Below are the Company's quarterly results of operations for each quarter during the year ended December 31, 2020 and during the period from January 23, 2019 (inception) to December 31, 2019.
(in thousands except for per share data)

	Total Investment Income		Net Investment Income		Total Net Realized Gains (Losses) and Net Changes in Unrealized Appreciation (Depreciation) of Investments		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2020	$8,200	$0.27	$7,045	$0.24	$4,624	$0.15	$11,669	$0.39
September 30, 2020	6,130	0.26	5,450	0.24	3,458	0.13	8,908	0.37
June 30, 2020	3,911	0.23	3,312	0.20	13,138	0.76	16,450	0.96
March 31, 2020	811	0.14	477	0.08	(1,075)	(0.18)	(598)	(0.10)

December 31, 2019	$—	$—	$(94)	$(945.08)	$—	$—	$(94)	$(945.08)
September 30, 2019(1)	—	—	(594)	(5,937.98)	—	—	(594)	(597.98)

(1)Reflects the results of operations for the period from January 23, 2019 (inception) to September 30, 2019.
Note 14. Recent Accounting Standards Updates
    In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2020.
Note 15. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from recent developments through the date the financial statements were issued. There have been no recent developments that require recognition or disclosure in these consolidated financial statements.

The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc. and its consolidated subsidiary.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
    As of December 31, 2020 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Report of Management on Internal Control Over Financial Reporting
    Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020.
Due to the Company's status as an "emerging growth company" under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company's internal control over financial reporting as of December 31, 2020.
(c)Changes in Internal Control Over Financial Reporting
    Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
    None.

The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc. and its consolidated subsidiary.
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
    Our Board consists of five members, four of whom are classified under Section 2(a)(19) of the 1940 Act as non-interested persons. Each director will hold office for a one-year term. At each annual meeting of our stockholders, the successors to the directors whose terms expire at each such meeting will be elected to hold office for a one-year term expiring at the next annual meeting of stockholders following their election. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. We have elected to be subject to the provision of Subtitle 8 of Title 3 of the Maryland General Corporation Law (the "MGCL") providing that, except as may be provided by our Board in setting the terms of any class or series of preferred stock, any and all vacancies on our Board may be filled only by the affirmative vote of a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum, and any director elected to fill a vacancy will serve for the remainder of the full term of the directorship in which the vacancy occurred and until a successor is elected and qualified, subject to any applicable requirements of the 1940 Act. Our charter will also provide that any director, or the entire Board, may be removed at any time, with or without cause, by the affirmative vote of at least a majority of the votes entitled to be cast generally in the election of directors.
Directors
Information regarding our Board is set forth below. The directors have been divided into two groups—independent directors and interested directors. Our interested directors are "interested persons" of the Company as defined in Section 2(a)(19) of the 1940 Act. The address for each director is c/o NMF SLF I, Inc., 787 Seventh Avenue, 48th Floor, New York, New York 10019.

Name	Age	Position(s)	Director Since
Independent Directors
Alice W. Handy	72	Director	2020
Alfred F. Hurley, Jr.	66	Director	2019
David Ogens	66	Director	2019
John P. Malfettone	65	Director	2019
Interested Directors
John R. Kline	45	Director and Chairman of our Board, President and Chief Operating Officer	2019
Executive Officers Who Are Not Directors
    Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)
Robert A. Hamwee	50	Chief Executive Officer
Karrie J. Jerry	46	Chief Compliance Officer and Corporate Secretary
Shiraz Y. Kajee	41	Chief Financial Officer and Treasurer
Adam B. Weinstein	42	Executive Vice President
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
Independent Directors
    Alice W. Handy has been our director since 2020. From December 2009 to April 2020, Ms. Handy has served on the Board of Directors of MSCI, Inc., a (NYSE: MSCI), an investment decision support company. Further, Ms. Handy retired from Investure on December 31, 2018, an outsourced investment office for colleges and foundations which she formed in 2003 having served most recently as its Managing Member until her retirement and its Chief Executive Officer through January 1, 2018. Prior to forming Investure, Ms. Handy was the President of the University of Virginia Investment Management Company. Beginning in 1974 and except for the period from November 1988 to January 1990, during which time Ms. Handy served as the State Treasurer of Virginia, she was actively involved in the investment of the endowment and operating funds of the University of Virginia and served over the years as Investment Officer and Treasurer. She has served as a director of NMFC since November 2019. Ms. Handy holds a Bachelor of Arts ("B.A." or "A.B.") in Economics from Connecticut College and pursued graduate studies in economics at the University of Virginia.
Ms. Handy brings her experience in investment management and financial services. This background positions Ms. Handy well to serve as our director.
Alfred F. Hurley, Jr. has been our director since 2019. He was a Vice Chairman of Emigrant Bank and Emigrant Bancorp (collectively, the "Bank") from 2007 and 2009, respectively, to December 2012 and was a consultant to the Bank during 2013. His responsibilities at the Bank included advising the Bank's CEO on acquisitions and divestitures, asset/liability management, and new products. In addition, he was the Chairman of the Bank's Credit and Risk Management Committee from 2008 to 2012 and the Bank's acting Chief Risk Officer until January 2012. Before joining the Bank, Mr. Hurley was the Chief Executive Officer of M. Safra & Co., a private money management firm, from 2004 to 2007. Prior to joining M. Safra & Co., Mr. Hurley worked at Merrill Lynch ("ML") from 1976 to 2004. His most recent management positions included serving as Senior Vice President of ML & Co. and Head of Global Private Equity Investing, Managing Director and Head of Japan Investment Banking and Capital Markets, Managing Director and Co-Head of the Global Manufacturing and Services Group, and Managing Director and Head of the Global Automotive Aerospace and Transportation Group. As part of the management duties described above, he was a member of the Corporate and Institutional Client Group ("CICG") Executive Committee which had global responsibility for the firm's equity, debt, investment banking and private equity businesses, a member of the Japan CICG Executive Committee, and a member of the Global Investment Banking Management and Operating Group Committees. From 2013 to 2020, Mr. Hurley was also a member of the board of directors of Datasite (formerly Merrill Corporation), where he served as Chairman of the Compensation and Human Resources Committee and as a member of the Audit Committee until the sale of the company in December 2020. Mr. Hurley has served as a director of New Mountain Finance Corporation ("NMFC") since November 2010 and a director of New Mountain Guardian III BDC, L.L.C since 2019. From June 2016 to May 2020, Mr. Hurley served as a member of the board of directors of The Stars Group Inc., a publicly listed technology gaming company, where he served as Lead Director, Chairman of the Compensation Committee, and as a member of the Audit Committee. Following the closing in May 2020 of the stock-for-stock merger between Flutter Entertainment plc and The Stars Group, Inc., Mr. Hurley joined the board of Flutter Entertainment, where he is a member of Flutter’s Remuneration and Nominating Committees. Since December 2017, Mr. Hurley has served as a director of Ligado Networks, where he serves as the Voting Proxy for the Fortress Investment Group and is a member of the Audit Committee. Since May of 2018, Mr. Hurley has served as Chairman of TSI Holdings, Inc., which is the holding company for TransWorld Systems, Inc. ("TWS"). TWS is a leading analytics driven provider of accounts receivable management healthcare revenue cycle and loan services solutions. Mr. Hurley is also a member of TSI’s Audit Committee and is Chairman of the Compensation Committee. Since February 2014, Mr. Hurley is the sole member of a consulting business, Alfred F. Hurley, Jr. & Company, LLC. Mr. Hurley graduated from Princeton University with a B.A in History, cum laude.
    Mr. Hurley brings his experience in risk management as well as his experience in the banking and money management industries to our Board. This background positions Mr. Hurley well to serve as our director.
    David Ogens has been our director since 2019. He has served as a director of NMFC since 2010 and a director of New Mountain Guardian III BDC, L.L.C. since 2019. Mr. Ogens currently serves as CEO and Director of HealthBridge LLC, a company that provides chronic care management services to patients in their home environments. Mr. Ogens has served as the President and a Director of Med Inc. from 2011 to 2020 when it was sold. Med Inc. provided complex rehabilitation services to patients with serious muscular/neuro diseases. Previously, Mr. Ogens served as Senior Managing Director and Head of Investment Banking at Leerink Swann LLC, a specialized healthcare investment bank focused on emerging growth healthcare companies, from 2005 to 2009. Prior to serving at Leerink Swann LLC, Mr. Ogens was Chairman and Co-Founder of SCS Financial Services, LLC, a private wealth management firm. Before co-founding SCS Financial Services, LLC in 2002, Mr.

Ogens was a Managing Director in the Investment Banking Division of Goldman, Sachs & Co, where he served as a senior investment banker and a head of the High Technology Investment Banking Group. Mr. Ogens received his Bachelor of Arts ("B.A. or "A.B.") and Master of Business Administration ("M.B.A.") from the University of Virginia.
    Mr. Ogens brings his experience in wealth management and investment banking, including experience with debt issuances, as well as industry-specific expertise in the healthcare industry to our Board. This background positions Mr. Ogens well to serve as our director.
    John P. Malfettone has been a director of the Company since 2019. Prior to retirement, he has previously served as the Senior Managing Director at Clayton, Dubilier & Rice ("CD&R"), a global private investment firm based in New York that managed over $28 billion of assets representing over 80 companies across a broad range of industries. Mr. Malfettone joined CD&R in 2010; he was a leader of the CD&R's Portfolio Procurement and Portfolio Insurance Programs. He also served as the Chief Compliance Officer. Previously, from 2004 to 2010, Mr. Malfettone served as a Partner, Chief Operating Officer and Chief Compliance Officer at Oak Hill Capital Partners, a leading U.S. based middle market private equity firm focused on core sectors such as consumer, retail and distribution, industrials, media and communications and services. Prior to joining Oak Hill, he worked for 12 years at General Electric Co. (GE) serving numerous roles since 1990, including that of a Managing Director at GE's private equity business. Before GE, Mr. Malfettone started his career at KPMG in 1977 and was a promoted to partner in 1988. Mr. Malfettone has been a CPA since 1978 and earned his Bachelor of Sciences ("B.S.") in Accounting, magna cum laude, from the University of Connecticut.
    Mr. Malfettone brings his experience in investment management, including perspectives related to audit and compliance, as well as potential industry-specific expertise related to various portfolio investments to our Board. This background positions Mr. Malfettone well to serve as our director.
Interested Directors
     John R. Kline has been our director since 2019 and has served as our president and chief operating officer since 2019. He has served as NMFC's president since 2016 and as its chief operating officer since 2013. Mr. Kline also serves as a Managing Director of New Mountain Capital, director of NMFC since November 2019 and chairman of the board of directors of New Mountain Guardian III BDC, L.L.C since 2019. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. ("GSC") from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman, Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc. Mr. Kline received an A.B. degree in History from Dartmouth College.
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
Audit Committee
    The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The audit committee's responsibilities include selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements. The audit committee has also established guidelines and makes recommendations to our Board regarding the valuation of our investments. The audit committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the audit committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The audit committee is composed of Messrs. Hurley, Ogens and Malfettone and Ms. Handy, each of whom is not an interested person of the Company for purposes of the 1940 Act. John P. Malfettone serves as the chairman of the audit committee. Our Board has determined that Alice W. Handy, Alfred F. Hurley, Jr., David Ogens and John P. Malfettone are "audit committee financial experts" as that term is defined under Item 407 of Regulation S-K, as promulgated under the 1934 Act. All audit committee members meet the current independence and experience requirements of Rule 10A-3 of the 1934 Act.
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
Nomination of Directors
    There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of Amendment No.1 to our Registration Statement on Form 10.

Item 11.    Executive Compensation
Compensation of Executive Officers
    We do not currently have any employees and do not expect to have any employees. Services necessary for our business, including such services provided by our executive officers, are provided by individuals who are employees of the Investment Adviser, pursuant to the terms of our Investment Management Agreement (as defined below), or through the Administration Agreement (as defined below). Therefore, our day-to-day investment operations are managed by the Investment Adviser, and most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Investment Adviser.
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
Compensation of Directors
The following table sets forth compensation of our directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
John R. Kline	—	—	—
Independent Directors
Alice W. Handy	$4,111	$—	$4,111
Alfred F. Hurley, Jr.	$27,757	$—	$27,757
John P. Malfettone	$30,875	$—	$30,875
David Ogens	$28,757	$—	$28,757

(1)No compensation will be paid to directors who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
    Mr. Malfettone receives an annual retainer of $25,000. Ms. Handy and Messrs. Hurley and Ogens each receives a pro rata portion of a combined $50,000 annual retainer if each of them attends at least 75% of board and committee meetings held during the previous year; provided, however, to the extent any of them does not satisfy the foregoing attendance requirement during the previous year, such director will not receive any portion of the $50,000 annual retainer and the retainer will be reapportioned among the other directors who did satisfy the attendance requirement. In addition, independent directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. We also reimburse independent directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting.
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
Compensation Committee Interlocks and Insider Participation
    During fiscal year 2020 none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board.
Compensation Committee Report

    Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    The following table sets forth, as of March 12, 2021, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 35,648,345 shares outstanding as of March 12, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own more than 5% of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such shares. Unless otherwise indicated, the address of all executive officers and directors is c/o NMF SLF I, Inc., 787 Seventh Avenue, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Shares Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Independent Directors
Alice W. Handy	—	—	—%
Alfred F. Hurley, Jr.	—	—	—%
John P. Malfettone	—	—	—%
David Ogens	—	—	—%
Executive Officers Who Are Not Directors
Robert A. Hamwee	—	—	—%
Karrie J. Jerry	—	—	—%
Shiraz Y. Kajee	—	—	—%
Adam B. Weinstein	—	—	—%
All Directors and Executive Officers as a Group (9 persons)		—	—%

Five-Percent Stockholders
UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account)(1)	Record	15,430,098	43.28%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account)(2)	Record	11,049,175	30.99%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account)(3)	Record	7,117,064	19.96%
NMF SLF Investments I, L.L.C.(4)	Record	2,052,008	5.77%

(1)Based upon information contained in Schedule 13D filed December 10, 2020 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.
(2)    Based upon information contained in Schedule 13D filed December 10, 2020 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.
(3)    Based upon information contained in Schedule 13D filed December 10, 2020 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.
(4)    NMF SLF Investments I, L.L.C. is a Delaware limited liability company whose address is 787 Seventh Avenue, 49th Floor, New York, New York 10019.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons
Investment Management Agreement; Administration Agreement
    We entered into the Investment Management Agreement with our Investment Adviser pursuant to which we pay management fees and incentive fees to the Investment Adviser, and we entered into the Administration Agreement with the Administrator.
    The Board initially approved our Investment Management Agreement and Administration Agreement at the initial board meeting on June 18, 2019. On November 19, 2020, the Board approved the Amended and Restated Investment Management Agreement (the "Investment Management Agreement") with the Investment Adviser and received unanimous written consent approving the Amended and Restated Investment Management Agreement from its stockholders on November 19, 2020. Unless earlier terminated as described below, each of the Investment Management Agreement and the Administration Agreement will remain in effect for a period from December 13, 2020 to the second anniversary of such effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our independent directors. The Investment Management Agreement and Administration Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment, see "Part I—Item 1A. Risk Factors." Notwithstanding the foregoing, each of the Investment Management Agreement and the Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, provided, that, such termination will be directed or approved by the vote of a majority of our outstanding voting securities, by the vote of our directors, or by the Investment Adviser or Administrator (as applicable). If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the management fee.
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
    Moreover, New Mountain and its personnel can be expected to receive certain intangible and/or other benefits and/or perquisites arising or resulting from their activities on our behalf which will not be subject to the management fee offset or otherwise shared with us, our stockholders and/or the Portfolio Companies. For example, airline travel or hotel stays incurred as Company expenses typically result in "miles" or "points" or credit in loyalty / status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to New Mountain and/or such personnel (and not us, our stockholders and/or the Portfolio Companies) even though the cost of the underlying service is borne by us and/or the Portfolio Companies.
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
    In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the exemptive order issued by the SEC on October 8, 2019 (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which requires among other things the consent of the Board and the board of any other BDC participating in the transaction.
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
Allocation of Personnel
    The Investment Adviser shall cause its personnel to devote such time as shall be reasonably necessary to conduct our business affairs in an appropriate manner. New Mountain personnel, including those responsible for our affairs, have commitments to, and may work on other projects unrelated to, us, including the other New Mountain products contemplated herein. Such personnel may also (i) serve as members of the boards of directors of various public and private companies other than Portfolio Companies and retain fees for such services for such person's own account, (ii) engage in such civic, trade association (or similar organization), industry and charitable activities as such person shall choose, (iii) conduct and manage such person's personal and family investment and related activities and (iv) engage in any other activities not prohibited by the Investment Management Agreement. Conflicts may arise as a result of such other activities and in allocating management time services and functions. The possibility exists that such companies could engage in transactions which would be suitable for us, but in which we might be unable to invest. See also "Part I—Item 1A. Risk Factors—RISKS RELATING TO OUR OPERATIONS" in this Annual Report on Form 10-K.
Conflicts Related to Portfolio Investments
    Officers, employees and senior advisors of New Mountain may serve, and certain stockholders may serve, as directors of certain portfolio investments and, in that capacity, will be required to make decisions that consider the best interests of such portfolio investment and its stockholders. In certain circumstances, for example in situations involving bankruptcy or near-insolvency of a Portfolio Company, actions that may be in the best interest of the portfolio investment may not be in our best interests, and vice versa. Accordingly, in these situations, there will be conflicts of interest between such individual's duties as an officer or employee of New Mountain, or as a stockholder, and such individual's duties as a director of the Portfolio Company. A Portfolio Company may enter into transactions with another Portfolio Company or a portfolio company of another New Mountain product. If an issuer in which the company and a New Mountain-managed or sponsored fund or other investment vehicle hold different classes of securities encounters financial problems, decisions over the terms of any workout will raise conflicts of interest (including conflicts over proposed waivers and amendments to debt covenants and other terms).
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
Principal Transactions
    To the extent that Cross Transactions may be viewed as principal transactions (as such term is used under the Advisers Act) due to the ownership interest in an account by the Investment Adviser or its personnel, the Investment Adviser will comply with the requirements of Section 206(3) of the Advisers Act. In connection with principal transactions, Cross Transactions, related-party transactions and other transactions and relationships involving potential conflicts of interest, the Investment Adviser will consult with the Board on such Cross Transactions; provided, that the Investment Adviser will not consult with the Board or the stockholders for the sale of a loan to, or the purchase of a loan from, other accounts that are not principal accounts. Cross Transactions may be made when the Investment Adviser determines that it is in our best interests and other accounts to effectuate such trades. The Board may be consulted prior to or contemporaneous with, or subsequent to, the consummation of a Cross Transaction. In no event will any such transaction be entered into unless it complies with applicable law. The Board may be exculpated and indemnified by us.
Proxy Voting Policy
    In compliance with Rule 206(4)-6 under the Investment Advisers Act of 1940, as amended, (the "Advisers Act"), the Investment Adviser has adopted proxy voting policies and procedures. The general policy is to vote proxy proposals, amendments, consents or resolutions (collectively, "Proxies"), in the best interests of its clients.
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
    The Proxy voting decisions of the Investment Adviser are made by the senior officers who are responsible for monitoring our investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (a) anyone involved in the decision-making process disclose to our Chief Compliance Office ("CCO") any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a Proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
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
    In the event that New Mountain does enter into a "soft dollar" arrangement, the following policy will apply to New Mountain's "soft dollar" practices:

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
    Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, the Investment Adviser, or of any of their respective affiliates, the Board has determined that Messrs. Hurley, Ogens and Arnold and Ms. Handy qualify as independent directors. Each director who serves on the audit committee is an independent director for purposes of Rule 10A-3 under the Exchange Act.
Indebtedness of Management
    None.

Item 14.    Principal Accountant Fees and Services
The audit committee and the independent directors of our Board have selected Deloitte & Touche LLP to serve as the independent registered public accounting firm for Company for the fiscal year ending December 31, 2021.
    Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Year Ended
	December 31, 2020(1)	December 31, 2019(1)
Audit Fees	$170,000	$25,000
Audit-Related Fees	—	10,000
Tax Fees	49,000	5,000
All Other Fees	—	—
Total Fees	$219,000	$40,000

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.
    Audit Fees: Audit fees consist of fees billed and accrued for professional services rendered for the audit of our year-end consolidated financial statements and reviews of the condensed financial statements filed with the SEC on Forms 10-K and 10-Q. Audit fees also include fees for the audit opinion rendered regarding the effectiveness of internal control over financial reporting.
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
    Tax Services Fees: Tax services fees consist of fees billed and accrued for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

*    Statements as of December 31, 2019 and for the year ended December 31, 2019 were unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.

(b)Exhibits
    The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Form of Articles of Amendment and Restatement(1)
3.2	Form of Bylaws(1)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities (3)
10.1	Amended and Restated Investment Advisory and Management Agreement, dated as of December 13, 2020 by and between NMF SLF I, Inc. and New Mountain Finance Advisers BDC, L.L.C.(4)
10.2	Form of Administration Agreement (1)
10.3	Form of Indemnification Agreement (1)
10.4	Form of Custody Agreement by and between the Registrant and U.S. Bank National Association (1)
10.5	Form of Trademark License Agreement (1)
10.6	Revolving Credit Agreement, dated February 25, 2020, by and among NMF SLF I, Inc. and Wells Fargo Bank, National Association(2)
10.7
Form of Loan and Security Agreement, dated as of December 23, 2020, by and among New Mountain Finance Advisers BDC, L.L.C., as the collateral manager, NMF SLF I SPV, L.L.C., as the borrower, NMF SLF I, Inc., as the equity holder and seller, Wells Fargo Bank, National Association, as the administrative agent the collateral custodian, and each of the lenders from time to time party thereto (5)

10.8	Form of Loan Sale Agreement, dated as of December 23, 2020, among NMF SLF I, Inc. as the seller, and NMF SLF I SPV, L.L.C. as the purchaser(5)
14.1	Code of Ethics (3)
21.1	List of Subsidiaries: NMF SLF I SPV, L.L.C.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)Previously filed in connection with NMF Senior Loan Fund I, Inc.'s (now known as NMF SLF I, Inc.) registration statement on Form 10 (File No. 000-56123) filed on November 22, 2019.
(2)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on February 28, 2020.
(3)Previously filed in connection with NMF SLF I, Inc.'s report on Form 10-K filed on March 27, 2020.
(4)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on December 13, 2020.
(5)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on December 30, 2020.
* Filed herewith.
Item 16.    Form 10-K Summary
    None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2021.

NMF SLF I, Inc.
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ ROBERT A. HAMWEE	Chief Executive Officer (Principal Executive Officer)	March 12, 2021
Robert A. Hamwee

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2021
Shiraz Y. Kajee

By:	/s/ JOHN R. KLINE	President, Chief Operating Officer and Chairman of the Board of Directors	March 12, 2021
John R. Kline

By:	/s/ ALICE W. HANDY	Director	March 12, 2021
Alice W. Handy

By:	/s/ ALFRED F. HURLEY, JR.	Director	March 12, 2021
Alfred F. Hurley, Jr.

By:	/s/ JOHN P. MALFETTONE	Director	March 12, 2021
John P. Malfettone

By:	/s/ DAVID OGENS	Director	March 12, 2021
David Ogens