Form 10-Q
period 2021-03-31
NMF SLF I, Inc.
filed 2021-05-13
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
000-56123	NMF SLF I, Inc. 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Maryland	83-3291673
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of May 13, 2021 was 36,488,464. As of March 31, 2021, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

*    Statements for the three months ended March 31, 2020 were unconsolidated as NMF SLF I, Inc. was the only existing entity.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Non-controlled/non-affiliated investments at fair value (cost of $529,939 and $448,923, respectively)	$550,232	$468,027
Cash and cash equivalents	19,622	37,073
Interest receivable	2,541	1,791
Other assets	173	66
Total assets	$572,568	$506,957
Liabilities
Borrowings
Wells Credit Facility	$135,000	$80,000
Wells Subscription Line	8,000	8,000
Deferred financing costs (net of accumulated amortization of $377 and $192, respectively)	(2,738)	(2,919)
Net borrowings	140,262	85,081
Payable for unsettled securities purchased	34,088	28,110
Distribution payable	9,115	5,811
Management fee payable	888	682
Interest payable	652	52
Payable to affiliates	105	43
Other liabilities	467	466
Total liabilities	185,577	120,245
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 35,648,345 and 35,648,345 shares issued and outstanding, respectively	36	36
Paid in capital in excess of par	365,407	365,407
Accumulated undistributed earnings	21,548	21,269
Total net assets	$386,991	$386,712
Total liabilities and net assets	$572,568	$506,957
Number of shares outstanding	35,648,345	35,648,345
Net asset value per share	$10.86	$10.85
The accompanying notes are an integral part of these financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020(1)
Investment income
Interest income	$9,382	$362
Fee income	919	449
Total investment income	10,301	811
Expenses
Management fee	888	646
Interest and other financing expenses	842	49
Professional fees	157	110
Administrative expenses	121	24
Other general and administrative expenses	77	78
Organizational expenses	8	19
Total expenses	2,093	926
Less: management fees waived (See Note 5)	—	(592)
Net expenses	2,093	334
Net investment income before income taxes	8,208	477
Income tax expense	3	—
Net investment income	8,205	477
Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	—	—
Net change in unrealized appreciation (depreciation) of investments	1,189	(1,075)
Net realized and unrealized gains (losses)	1,189	(1,075)
Net increase (decrease) in net assets resulting from operations	$9,394	$(598)
Earnings (loss) per share (basic & diluted)	$0.26	$(0.10)
Weighted average shares of common stock outstanding - basic & diluted (2)(See Note 10)	35,648,345	5,982,558

(1)For the three months ended March 31, 2020, amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
(2)For the three months ended March 31, 2020, the Company's weighted average number of shares outstanding is based on the period from February 18, 2020 (commencement of operations) to March 31, 2020.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020(1)
Increase (decrease) in net assets resulting from operations:
Net investment income	$8,205	$477
Net realized gains (losses) on investments	—	—
Net change in unrealized appreciation (depreciation) of investments	1,189	(1,075)
Net increase (decrease) in net assets resulting from operations	9,394	(598)
Capital transactions
Net proceeds from shares of common stock sold	—	104,999
Offering costs	—	(196)
Distributions declared to stockholders from net investment income	(9,115)	—
Total net (decrease) increase in net assets resulting from capital transactions	(9,115)	104,803
Net increase in net assets	279	104,205
Net assets at the beginning of the period	386,712	(687)
Net assets at the end of the period	$386,991	$103,518

Capital share activity
Shares of common stock sold	—	10,499,900

(1)For the three months ended March 31, 2020, amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020(1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$9,394	$(598)
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation of investments	(1,189)	1,075
Amortization of purchase discount	(1,675)	(4)
Amortization of deferred financing costs	185	20
Non-cash investment income	(80)	—
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(93,578)	(95,894)
Proceeds from sales and paydowns of investments	14,760	55
Cash paid for purchase of drawn portion of revolving credit facilities	—	(390)
Cash paid on drawn revolving credit facilities	(1,069)	(1,238)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	14	27
Cash repayments on drawn revolvers	612	—
Interest receivable	(750)	(71)
Deferred offering costs	—	164
Other assets	(107)	(225)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	5,978	18,184
Interest payable	600	29
Management fee payable	206	54
Accrued organizational and offering expenses	—	(485)
Payable to affiliates	62	57
Other liabilities	95	210
Net cash flows used in operating activities	(66,542)	(79,030)
Cash flows from financing activities
Distributions paid	(5,811)	—
Net proceeds from issuance of common stock	—	104,999
Proceeds from Wells Subscription Line	—	25,000
Proceeds from Wells Credit Facility	55,000	—
Offering costs paid	—	(196)
Deferred financing costs paid	(98)	(303)
Net cash flows provided by financing activities	49,091	129,500
Net (decrease) increase in cash and cash equivalents	(17,451)	50,470
Cash and cash equivalents at the beginning of the period	37,073	1
Cash and cash equivalents at the end of the period	$19,622	$50,471

Supplemental disclosure of cash flow information
Cash interest paid	$25	$—
Income taxes paid	23	—
Non-cash financing activities:
Distribution declared and payable	9,115	—
Accrual for deferred financing costs	4	110

(1)For the three months ended March 31, 2020, amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
March 31, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Health Services ULC**
Healthcare Services	First lien (2)	4.75% (L + 3.75%/M)	4/8/2020	6/6/2025	$4,143	$3,275	$4,116	1.06%
Project Boost Purchaser, LLC**
Business Services	First lien (2)	3.61% (L + 3.50%/M)	5/4/2020	6/1/2026	1,970	1,703	1,949	0.51%
Total Funded Debt Investments - Canada					$6,113	$4,978	$6,065	1.57%
Funded Debt Investments - United States
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	4/20/2020	9/18/2023	$17,166	$16,453	$17,166
	First lien (2)(3)	6.75% (L + 5.75%/M)	12/30/2020	9/18/2023	9,975	9,975	9,975
	First lien (2)(3)	6.75% (L + 5.75%/M)	4/20/2020	9/18/2023	7,581	7,266	7,581
					34,722	33,694	34,722	8.97%
Astra Acquisition Corp.
Software	First lien (2)	5.50% (L + 4.75%/M)	2/26/2020	3/1/2027	25,405	25,317	25,596	6.61%
Apptio, Inc.
Software	First lien (3)	8.25% (L + 7.25%/S)	4/20/2020	1/10/2025	25,000	23,853	25,000	6.46%
Higginbotham Insurance Agency, Inc.
Financial Services	First lien (2)(3)	6.50% (L + 5.75%/M)	11/19/2020	11/25/2026	24,026	23,854	24,507	6.33%
iCIMS, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	20,025	19,125	20,132
	First lien (2)(3)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	3,905	3,729	3,926
					23,930	22,854	24,058	6.22%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	2/6/2020	5/24/2024	15,331	15,257	15,331
	First lien (2)(3)	6.75% (L + 5.75%/S)	10/27/2020	5/24/2024	6,283	6,239	6,283
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/S)	10/27/2020	5/24/2024	1,518	1,508	1,518
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/S)	2/6/2020	5/24/2024	795	792	795
					23,927	23,796	23,927	6.18%
Diligent Corporation
Software	First lien (2)(3)	7.25% (L + 6.25%/S)	8/4/2020	8/4/2025	15,012	14,846	15,080
	First lien (2)(3)	6.75% (L + 5.75%/Q)	3/30/2021	8/4/2025	5,681	5,653	5,653
	First lien (2)(3)	6.75% (L + 5.75%/Q)	3/4/2021	8/4/2025	3,168	3,152	3,152
					23,861	23,651	23,885	6.17%
Syndigo LLC
Software	First lien (2)	5.25% (L + 4.50%/S)	12/14/2020	12/15/2027	20,000	19,855	19,850
	Second Lien	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	4,000	3,971	4,020
					24,000	23,826	23,870	6.17%
PaySimple, Inc.
Software	First lien (3)	5.61% (L + 5.50%/M)	9/21/2020	8/23/2025	21,906	21,099	21,906	5.66%
Instructure, Inc.
Software	First lien (3)	8.00% (L + 7.00%/Q)	3/24/2020	3/24/2026	15,601	15,517	15,836
	First lien (3)	8.00% (L + 7.00%/Q)	12/22/2020	3/24/2026	2,412	2,371	2,448
					18,013	17,888	18,284	4.72%
Confluent Health, LLC
Healthcare Services	First lien (2)	5.11% (L + 5.00%/M)	10/30/2020	6/24/2026	16,823	16,640	16,823	4.35%

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Allworth Financial Group, L.P.**
Business Services	First lien (2)	6.50% (L + 5.50%/M)	12/21/2020	12/23/2026	$15,419	$15,270	$15,361	3.97%
Wirepath LLC
Distribution & Logistics	First lien (2)	4.95% (L + 4.75%/Q)	10/27/2020	8/5/2024	14,924	14,044	14,812	3.83%
RealPage, Inc.**
Business Services	Second Lien	7.25% (L + 6.50%/Q)	2/18/2021	4/23/2029	14,250	14,143	14,678	3.79%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Drawn	7.00% (L + 6.00%/Q)	10/15/2020	11/26/2025	13,389	13,206	13,639	3.52%
Cano Health, LLC**
Healthcare Services	First lien (2)	5.50% (L + 4.75%/S)	12/15/2020	11/23/2027	13,445	13,315	13,458	3.48%
CentralSquare Technologies, LLC
Software	First lien (2)	3.95% (L + 3.75%/Q)	4/1/2020	8/29/2025	13,616	11,597	13,065	3.38%
Market Track, LLC
Business Services	First lien (2)(3)	5.25% (L + 4.25%/Q)	5/13/2020	6/5/2024	12,813	11,475	12,813	3.31%
Kaseya Inc.
Software	First lien (2)(3)	8.00% (L + 4.00% + 3.00% PIK/S)*	6/29/2020	5/2/2025	10,076	9,813	10,076
	First lien (3)(4) - Drawn	8.00% (L + 4.00% + 3.00% PIK/S)*	8/3/2020	5/2/2025	1,041	1,024	1,041
	First lien (3)	8.00% (L + 4.00% + 3.00% PIK/S)*	6/29/2020	5/2/2025	988	957	988
	First lien (3)(4) - Drawn	7.50% (L + 6.50%/S)	6/29/2020	5/2/2025	336	324	336
					12,441	12,118	12,441	3.21%
MRI Software LLC
Software	First lien (2)(3)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	11,113	11,066	11,171
	First lien (3)(4) - Drawn	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	39	39	39
					11,152	11,105	11,210	2.90%
Granicus, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/S)	1/27/2021	1/29/2027	10,776	10,696	10,695	2.76%
Wrench Group LLC
Consumer Services	First lien (2)	5.50% (L + 4.50%/Q)	10/30/2020	4/30/2026	9,975	9,928	10,037	2.59%
Bracket Intermediate Holding Corp.
Healthcare Services	First lien (2)	4.49% (L + 4.25%/Q)	3/30/2020	9/5/2025	9,647	8,364	9,634	2.49%
Xactly Corporation
Software	First lien (3)	8.25% (L + 7.25%/S)	6/5/2020	7/29/2022	9,449	9,139	9,449	2.44%
Bullhorn, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	9/11/2020	9/30/2026	9,261	9,196	9,261	2.39%
Salient CRGT Inc.
Federal Services	First lien (2)(3)	7.50% (L + 6.50%/S)	4/1/2020	2/28/2022	5,645	5,128	5,645
	First lien (3)	7.50% (L + 6.50%/S)	2/8/2021	2/28/2022	1,960	1,938	1,960
					7,605	7,066	7,605	1.97%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)	6.75% (L + 6.00%/S)	3/1/2021	3/1/2028	7,401	7,291	7,291	1.88%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	6,261	6,234	6,323
	First lien (3)(4) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	587	585	587
					6,848	6,819	6,910	1.79%
TA/WEG Holdings, LLC**
Business Services	First lien (3)(4) - Drawn	6.75% (L + 5.75%/Q)	12/11/2020	10/2/2025	6,659	6,612	6,609	1.71%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	$5,471	$5,447	$5,471
	First lien (2)(3)	9.00% (L + 8.00%/Q)	10/15/2020	8/6/2026	984	975	984
					6,455	6,422	6,455	1.67%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	7.00% (L + 6.25%/S)	3/12/2021	3/12/2027	6,450	6,402	6,402	1.65%
Convey Health Solutions, Inc.
Healthcare Services	First lien (2)(3)	10.00% (L + 9.00%/Q)	4/8/2020	9/4/2026	2,475	2,442	2,524
	First lien (2)(3)	7.00% (L + 6.00%/Q)	2/12/2021	9/4/2026	2,494	2,469	2,519
					4,969	4,911	5,043	1.30%
Ascensus Specialties LLC
Specialty Chemicals & Materials	First lien	4.87% (L + 4.75%/M)	3/29/2021	9/24/2026	4,980	4,955	5,036	1.30%
eResearchTechnology, Inc.
Healthcare Services	First lien (2)	5.50% (L + 4.50%/M)	1/8/2021	2/4/2027	5,000	5,000	5,011	1.29%
EyeCare Partners, LLC
Healthcare Services	First lien (2)	3.86% (L + 3.75%/M)	4/16/2020	2/18/2027	4,957	4,107	4,912	1.27%
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)	5.75% (L + 4.75%/Q)	11/18/2020	7/9/2026	2,514	2,490	2,539
	First lien (2)(3)(4) - Drawn	5.75% (L + 4.75%/Q)	11/18/2020	7/9/2026	2,295	2,274	2,318
					4,809	4,764	4,857	1.26%
Appriss Holdings, Inc.
Business Services	First lien (2)(3)	6.20% (L + 6.00%/Q)	10/14/2020	5/29/2026	4,776	4,732	4,824	1.25%
Mavis Tire Express Services Corp.
Retail	First lien (2)	3.36% (L + 3.25%/M)	4/6/2020	3/20/2025	4,827	4,081	4,821	1.25%
Recorded Future, Inc.
Software	First lien (3)	7.00% (L + 6.00%/S)	8/3/2020	7/3/2025	4,167	4,102	4,177	1.08%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	First lien (2)	5.75% (L + 4.75%/Q)	2/21/2020	11/19/2026	4,137	3,591	4,166	1.08%
Associations, Inc.
Business Services	First lien (2)(3)	8.00% (L + 4.00% + 3.00% PIK/Q)*	2/18/2021	7/30/2024	3,336	3,328	3,336	0.87%
Quartz Holding Company
Software	Second Lien (2)(3)	8.11% (L + 8.00%/M)	10/16/2020	4/2/2027	3,000	2,986	3,000	0.78%
Galway Partners Holdings LLC
Business Services	First lien (4) - Drawn	5.25% (L + 4.25%/S)	12/16/2020	9/6/2024	2,993	2,923	2,963	0.77%
Geo Parent Corporation
Business Services	First lien (2)	5.36% (L + 5.25%/M)	5/29/2020	12/19/2025	2,970	2,865	2,961	0.77%
MED ParentCo, LP
Healthcare Services	First lien (2)	4.36% (L + 4.25%/M)	4/30/2020	8/31/2026	2,375	2,073	2,358
	First lien	4.36% (L + 4.25%/M)	4/30/2020	8/31/2026	596	521	591
					2,971	2,594	2,949	0.76%
Bluefin Holding, LLC
Software	Second Lien (2)(3)	7.86% (L + 7.75%/M)	6/9/2020	9/3/2027	2,500	2,376	2,525	0.65%
Spring Education Group, Inc.
Education	First lien (2)	4.45% (L + 4.25%/Q)	3/23/2020	7/30/2025	2,473	1,879	2,368	0.61%
Heartland Dental, LLC
Healthcare Services	First lien (2)	3.61% (L + 3.50%/M)	4/8/2020	4/30/2025	1,980	1,569	1,951	0.50%
Vectra Co.
Business Products	First lien (2)	3.36% (L + 3.25%/M)	3/26/2020	3/8/2025	1,987	1,698	1,951	0.50%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
EAB Global, Inc.
Education	First lien (2)	4.75% (L + 3.75%/Q)	3/24/2020	11/15/2024	$1,481	$1,237	$1,478	0.38%
MH Sub I, LLC (Micro Holding Corp.)
Software	First lien (2)	3.61% (L + 3.50%/M)	3/23/2020	9/13/2024	1,482	1,221	1,467	0.38%
Total Funded Debt Investments - United States					$543,383	$525,599	$544,199	140.62%
Total Funded Debt Investments					$549,496	$530,577	$550,264	142.19%
Total Funded Investments						$530,577	$550,264	142.19%
Unfunded Debt Investments - United States
Higginbotham Insurance Agency, Inc.
Financial Services	First lien (3)(4) - Undrawn	—	11/19/2020	11/25/2022	$6,763	$—	$135	0.03%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	10/15/2020	4/15/2022	6,577	—	123	0.03%
MRI Software LLC
Software	First lien (2)(3)(4) - Undrawn	—	3/24/2021	3/24/2022	3,126	—	16
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2022	320	—	2
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	741	(4)	—
					4,187	(4)	18	0.01%
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	8/4/2020	2/4/2022	3,656	(40)	16
	First lien (3)(4) - Undrawn	—	8/4/2020	8/4/2025	2,368	(18)	—
					6,024	(58)	16	0.00%
Cano Health, LLC**
Healthcare Services	First lien (4) - Undrawn	—	12/15/2020	11/23/2021	4,914	(47)	5	0.00%
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)(4) - Undrawn	—	11/18/2020	11/23/2022	186	(2)	2	0.00%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(4) - Undrawn	—	2/20/2020	2/20/2026	114	(1)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	395	(2)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	9/11/2020	9/30/2026	693	(5)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	10/27/2020	12/2/2021	1,522	—	—
	First lien (3)(4) - Undrawn	—	12/11/2020	12/2/2021	1,604	—	—
	First lien (3)(4) - Undrawn	—	2/6/2020	5/24/2024	993	(6)	—
					4,119	(6)	—	—%
Instructure, Inc.
Software	First lien (3)(4) - Undrawn	—	3/24/2020	3/24/2026	1,294	(6)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/3/2020	7/3/2025	$500	$(8)	$—	—%
Xactly Corporation
Software	First lien (3)(4) - Undrawn	—	6/5/2020	7/29/2022	551	(17)	—	—%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	8/3/2020	3/4/2022	1,562	(20)	—
	First lien (3)(4) - Undrawn	—	6/29/2020	5/2/2025	350	(7)	—
					1,912	(27)	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (4) - Undrawn	—	3/12/2021	3/10/2023	1,590	—	(12)	(0.00)%
Allworth Financial Group, L.P.**
Business Services	First lien (4) - Undrawn	—	12/21/2020	12/23/2026	2,705	(26)	(10)
	First lien (4) - Undrawn	—	12/21/2020	12/23/2022	4,637	—	(17)
					7,342	(26)	(27)	(0.01)%
Granicus, Inc.
Software	First lien (3)(4) - Undrawn	—	1/27/2021	1/29/2027	1,207	(9)	(9)
	First lien (3)(4) - Undrawn	—	1/27/2021	1/30/2023	3,017	—	(23)
					4,224	(9)	(32)	(0.01)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (4) - Undrawn	—	3/1/2021	3/1/2023	3,266	—	(49)	(0.01)%
TA/WEG Holdings, LLC**
Business Services	First lien (3)(4) - Undrawn	—	12/11/2020	10/4/2021	12,091	—	(91)	(0.02)%
Galway Partners Holdings LLC
Business Services	First lien (4) - Undrawn	—	12/16/2020	12/1/2022	12,000	(420)	(120)	(0.03)%
Total Unfunded Debt Investments - United States					$78,742	$(638)	$(32)	(0.01)%
Total Unfunded Debt Investments					$78,742	$(638)	$(32)	(0.01)%
Total Non-Controlled/Non-Affiliated Investments						$529,939	$550,232	142.18%
Total Investments						$529,939	$550,232	142.18%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2021.
*    All or a portion of interest contains payment-in kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2021, 9.79% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands)
(unaudited)

March 31, 2021
Investment Type	Percent of Total Investments at Fair Value
First lien	95.60%
Second lien	4.40%
Total investments	100.00%

March 31, 2021
Industry Type	Percent of Total Investments at Fair Value
Software	55.02%
Healthcare Services	14.97%
Business Services	14.36%
Financial Services	4.48%
Distribution & Logistics	3.95%
Specialty Chemicals & Materials	2.09%
Consumer Services	1.82%
Federal Services	1.38%
Retail	0.88%
Education	0.70%
Business Products	0.35%
Total investments	100.00%

March 31, 2021
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%

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
March 31, 2021
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
    The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of March 31, 2021, the Company's top five industry concentrations were software, healthcare services, business services, financial services and distribution & logistics.
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
    The Company’s consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the period(s) presented. All intercompany transactions have been eliminated. Revenues are recognized when earned and expenses when incurred. The financial results of the Company’s portfolio investments are not consolidated in the financial statements.
    The Company's consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, the Company's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2021.
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
    Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2021 and December 31, 2020.
    Revenue recognition
    Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
    Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2021 and March 31, 2020, the Company recognized PIK interest from investments of $108 and $0, respectively.
    Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2021 and December 31, 2020, no investments were on non-accrual status.
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
    Deferred offering costs—The Company's deferred offering costs consists of fees and expenses incurred in connection with the offering of the Company's common stock. Upon the issuance of common stock, offering costs are charged as a direct reduction of net assets. Deferred offering costs are included on the Company's Consolidated Statements of Assets and Liabilities and offering costs are included on the Consolidated Statements of Changes in Net Assets. Any organizational and offering expenses paid by the Company in excess of $1,000 will be borne by the Investment Adviser and cannot be recouped by the Investment Adviser.
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
The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions declared on behalf of its stockholders, unless a stockholder elects to receive cash.
The Company applies the following in implementing the dividend reinvestment plan ("DRIP"). The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day.
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
Note 3. Investments
    At March 31, 2021, the Company's investments consisted of the following:
    Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$506,463	$526,009
Second lien	23,476	24,223
Total investments	$529,939	$550,232
    Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$293,965	$302,706
Healthcare Services	78,183	82,393
Business Services	75,811	79,018
Financial Services	23,854	24,642
Distribution & Logistics	20,862	21,722
Specialty Chemicals & Materials	11,375	11,491
Consumer Services	9,928	10,037
Federal Services	7,066	7,605
Retail	4,081	4,821
Education	3,116	3,846
Business Products	1,698	1,951
Total investments	$529,939	$550,232
At December 31, 2020, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$439,596	$458,557
Second lien	9,327	9,470
Total investments	$448,923	$468,027

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$261,052	$269,913
Healthcare Services	55,197	58,988
Business Services	51,540	53,947
Financial Services	23,848	24,642
Distribution & Logistics	20,897	21,491
Consumer Services	16,136	16,353
Specialty Chemicals & Materials	6,435	6,482
Federal Services	4,997	5,645
Retail	4,052	4,763
Education	3,083	3,853
Business Products	1,686	1,950
Total investments	$448,923	$468,027
As of March 31, 2021, the Company had unfunded commitments on revolving credit facilities of $11,911 and no unfunded commitments on bridge facilities. As of March 31, 2021, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $66,831. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2021.
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
    The Company’s operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population has been vaccinated, and it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and the Company anticipates its business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

This outbreak is having, and any future outbreaks could have, an adverse impact on the U.S. and global markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company and its portfolio companies. Any potential impact to the Company's results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond the Company's control. These potential impacts, while uncertain, could adversely affect the Company and the Company's portfolio companies’ operating results.
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
    The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of March 31, 2021:

	Total	Level I	Level II	Level III
First lien	$526,009	$—	$141,438	$384,571
Second lien	24,223	—	—	24,223
Total investments	$550,232	$—	$141,438	$408,794

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$458,557	$—	$93,680	$364,877
Second lien	9,470	—	—	9,470
Total investments	$468,027	$—	$93,680	$374,347
    The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2021, as well as the portion of appreciation included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2021:

	Total	First Lien	Second Lien
Fair value, December 31, 2020	$374,347	$364,877	$9,470
Total gains or losses included in earnings:
Net change in unrealized appreciation	1,518	908	610
Purchases, including capitalized PIK and revolver fundings	69,757	55,614	14,143
Proceeds from sales and paydowns of investments	(6,821)	(6,821)	—
Transfers into Level III (1)	16,677	16,677	—
Transfers out of Level III (1)	(46,684)	(46,684)	—
Fair value, March 31, 2021	$408,794	$384,571	$24,223
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,554	$944	$610

(1)As of March 31, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2020, as well as the portion of depreciation included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2020:

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
Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the three months ended March 31, 2021 and March 31, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
    Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2021 and December 31, 2020, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2021 and December 31, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2021 were as follows:

				Range
Type	Fair Value as of March 31, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$325,784	Market & income approach	EBITDA multiple	7.0x	25.0x	17.4x
			Revenue multiple	5.0x	11.0x	7.7x
			Discount rate	4.8%	9.4%	6.7%
	45,155	Market quote	Broker quote	N/A	N/A	N/A
	13,632	Other	N/A (1)	N/A	N/A	N/A
Second lien	5,525	Market & income approach	EBITDA multiple	28.0x	32.0x	30.0x
			Discount rate	7.4%	9.3%	8.4%
	18,698	Market quote	Broker quote	N/A	N/A	N/A
	$408,794

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
The fair value of the Wells Subscription Line (as defined below) and Wells Credit Facility (as defined below), which are categorized as Level III within the fair value hierarchy as of March 31, 2021 and December 31, 2020, approximates their carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
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
    Pursuant to the Investment Management Agreement, as amended on December 13, 2020, for the period from January 22, 2020 through September 30, 2020 (the "Initial Fee Period"), the base management fee was calculated at an annual rate of 0.70% (the "Initial Fee Rate") of the aggregate Capital Commitments received at the initial acceptance of Capital Commitments, subject, to the adjustments described below. Specifically, the Initial Fee Rate was subject to reduction during all quarters through September 30, 2020. Commencing with the quarterly period ended December 31, 2020 and through the Company's investment period (the "Investment Period"), which commenced on February 18, 2020 (the "Initial Closing Date") and shall initially continue until the 48-month anniversary of the Initial Closing Date, the base management fee is calculated at an annual blended rate with respect to the Company's Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.70% in the case of Assets Invested equal to or less than $500,000, and (ii) 0.60% in the case of Assets Invested of greater than $500,000, subject, in each case, to the adjustments in the manner set forth in the Investment Management Agreement, as amended. Specifically, the quarterly fee percentage will be subject to reduction throughout the Investment Period with respect to target Assets Invested in the manner set forth in the Investment Management Agreement, as amended. For the avoidance of doubt, the management fee paid at the end of any quarterly period shall be calculated based on the lower of the actual Assets Invested as of the end of any quarter and the target Assets Invested for that quarter. "Assets Invested" shall mean, as of the end of each quarterly period, the sum of the Company's (i) drawn Capital Commitments, and (ii) outstanding principal on borrowings. The base management fee will be payable quarterly in arrears.
For the three months ended March 31, 2021 and March 31, 2020, $888 and $646, respectively, of gross management fees were incurred by the Company, which were reduced to net management fees of $888 and $54, respectively, due to the management fee reductions described above.
    The Company has entered into an administration agreement ("Administration Agreement") with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
    The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement (the "Trademark License Agreement"), with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company a non-exclusive, royalty-free license to use the "New Mountain" and the "NMF" names. Under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain" and "NMF" names, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company will have no legal right to the "New Mountain" or the "NMF" names.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Wells Subscription Line for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020(1)
Interest expense	$32	$21
Non-usage fee	21	8
Amortization of financing costs	52	20
Weighted average interest rate	1.6%	2.5%
Effective interest rate	5.3%	6.2%
Average debt outstanding	$8,000	$8,333

(1)For the three months ended March 31, 2020, amounts represent the period from February 25, 2020 (commencement of the Wells Subscription Line) to March 31, 2020.
As of March 31, 2021 and December 31, 2020, the outstanding balance on the Wells Subscription Line was $8,000 and $8,000, respectively, and the Company was in compliance with the applicable covenants in the Wells Subscription Line on such date.
Wells Credit Facility — On December 23, 2020, the Company's wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (the "Wells Credit Facility") as the borrower, the Investment Adviser as collateral manager, the Company as equityholder and seller, Wells Fargo Bank, National Association as the administrative agent and the collateral custodian and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $250,000 which may increase in size, under certain circumstances, up to a total of $350,000. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
    The Wells Credit Facility bears interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit

Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
For the three months ended March 31, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Credit Facility were $536, $58 and $133, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility for the three months ended March 31, 2021 were 2.1% and 2.9%, respectively.
    As of March 31, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $135,000 and $80,000, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
Note 7. Regulation
    The Company intends to elect to be treated as a RIC under Subchapter M of the Code with the filing of its tax return for the year ending December 31, 2020, and thereafter intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company intends to make the requisite distributions to its stockholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 8. Commitments and Contingencies
    In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2021, the Company had unfunded commitments on revolving credit facilities of $11,911, no outstanding bridge financing commitments and other future funding commitments of $66,831. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $10,466, no outstanding bridge financing commitments and other future funding commitments of $71,072. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of March 31, 2021 and December 31, 2020.
    The Company also had revolving borrowings available under the Wells Subscription Line and Wells Credit Facility as of March 31, 2021 and December 31, 2020. See Note 6. Borrowings, for details.
    The Company may from time to time enter into financing commitment letters. As of March 31, 2021 and December 31, 2020, the Company had no commitment letters to purchase investments which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide.
    The extent of the continued impact of the COVID-19 pandemic on the financial performance of the Company's current and future investments will depend on future developments, including the duration and spread of the virus, how quickly vaccines will continue to be distributed nationwide and globally, whether "herd immunity" will be achieved, whether the restrictions that were imposed to slow the spread of the virus will be lifted entirely and the health of the financial markets and economy as a result of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies continue to be adversely impacted by the effects of the COVID-19 pandemic, the Company may experience a material adverse impact on its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.
Note 9. Net Assets
    In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at $0.001 per share par value.
There was no shares of common stock issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2021.
The following table summarizes the total shares common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2020.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
February 3, 2020	February 18, 2020	5,249,900	$52,499
March 12, 2020	March 26, 2020	5,250,000	52,500
		10,499,900	$104,999
The following table reflects the distributions declared on the Company's common stock for the three months ended March 31, 2021.

Date Declared	Record Date	Payment Date	Per Share Amount
March 26, 2021	March 30, 2021	April 13, 2021	$0.2557
For the three months ended March 31, 2020, no distributions had been declared or paid by the Company.
Note 10. Earnings Per Share
    The following information sets forth the computation of basic net increase (decrease) in the Company's net assets per share resulting from operations for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020(1)
Earnings (loss) per share—basic & diluted
Numerator for basic & diluted earnings (loss) per share:	$9,394	$(598)
Denominator for basic & diluted weighted average share(1):	35,648,345	5,982,558
Basic & diluted earnings (loss) per share:	$0.26	$(0.10)

(1)For the three months ended March 31, 2020, the Company's weighted average number of shares outstanding is based on the period from February 18, 2020 (commencement of operations) to March 31, 2020.

Note 11. Financial Highlights
    The following information sets forth the Company's financial highlights for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020
Per share data: (1)
Net asset value, December 31, 2020 and February 18, 2020 (commencement of operations), respectively (2)	$10.85	$—
Net investment income	0.23	0.08
Net realized and unrealized gains (losses) (3)	0.04	(0.22)
Net increase (decrease) in net assets resulting from operations	0.27	(0.14)
Issuance of shares of common stock	—	10.00
Distributions declared to stockholders from net investment income	(0.26)	—
Net asset value, March 31, 2021 and March 31, 2020, respectively	$10.86	$9.86
Total return (4)	2.44%	(1.41)%
Shares outstanding at end of period	35,648,345	10,500,000
Average weighted shares outstanding for the period (5)	35,648,345	5,982,558
Average net assets for the period (5)	$386,715	$59,791
Ratio to average net assets:
Net investment income (6)	8.61%	7.03%
Total expenses, before waivers (6)	2.19%	12.95%
Total expenses, net of waivers (6)	2.19%	4.52%

Average debt outstanding — Wells Subscription Line (7)	$8,000	$8,333
Average debt outstanding — Wells Credit Facility	$103,233	N/A
Asset coverage ratio	370.62%	514.07%
Portfolio turnover	3.15%	2.45%

Capital Commitments	$690,000	$525,000
Funded Capital Commitments	$365,700	$105,000
% of Capital Commitments Funded	53.00%	20.00%

(1)For the three months ended March 31, 2020, per share data is based on weighted average shares outstanding for the period from February 18, 2020 (commencement of operations) through March 31, 2020 (except for issuance of shares of common stock and distributions declared to stockholders, which are based on actual rate per share).
(2)February 18, 2020 is the date of commencement of operations, which was the date on which shares were issued to persons not affiliated with the Investment Adviser.
(3)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns which for the three months ended March 31, 2021 and March 31, 2020 was $0.00 and $0.04 per share, respectively.
(4)Total return is calculated assuming an initial purchase price of $10.00 per share and a sale at net assets per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets per share on the last day of the respective quarter. Total return calculation is not annualized.
(5)For the three months ended March 31, 2020, average weighted shares outstanding and average net assets represent the period from February 18, 2020 (commencement of operations) to March 31, 2020.
(6)Annualized, except organizational and offering costs.
(7)For the three months ended March 31, 2020, average debt outstanding represents the period from February 25, 2020 (commencement of the Wells Subscription Line) to March 31, 2020.
N/A     Not applicable as the Company had not entered into the respective agreements.

Note 12. Recent Accounting Standards Updates
    In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2021.
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.
Note 13. Subsequent Events
On April 13, 2021, the Company issued 840,119 shares of common stock through the Company's DRIP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiary (the "Company"), including the consolidated schedule of investments, as of March 31, 2021, and the related consolidated statement of operations, changes in net assets, and cash flows for the three-month period ended March 31, 2021, and the related notes, and the statement of assets and liabilities, including the schedule of investments, as of March 31, 2020, and the related statement of operations, changes in net assets, and cash flows for the three-month period ended March 31, 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of December 31, 2020, and the related consolidated statements of operations, changes in net assets and cash flows for the period then ended (not presented herein); and in our report dated March 12, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2020, is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

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
May 13, 2021

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    The information in management's discussion and analysis of financial condition and results of operations relates to NMF SLF I, Inc. (collectively, "we", "us", "our", or the "Company").
Forward-Looking Statements
    The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this quarterly report on Form 10-Q.
    Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2020 and in this quarterly report on Form 10-Q.
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

    We conducted a private offering (the "Private Offering") of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any private offering, each investor in the Private Offering will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We commenced our loan origination and investment activities on the date we issued shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"), which occurred on February 18, 2020. We may conduct subsequent closing at times during our investment period (the "Investment Period"), which commenced on the Initial Closing Date and shall initially continue until the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of our outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be required to make capital contributions to purchase our common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the Subscription Agreement entered into with each investor, we shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of our then outstanding common stock.
On December 9, 2020, we established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary whose assets are used to secure SLF I SPV's credit facility. Prior to and through this date, financial information presented represents NMF SLF I, Inc. only.
    Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in first lien and unitranche leveraged loans in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of March 31, 2021, our top five industry concentrations were software, healthcare services, business services, financial services and distribution & logistics.
    As of March 31, 2021, our net assets were approximately $387.0 million and our portfolio had a fair value of approximately $550.2 million in 53 portfolio companies.
Recent Developments
On April 13, 2021, we issued 840,119 shares of common stock through our dividend reinvestment program ("DRIP").
COVID-19 Developments
    Our operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the U.S., have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the U.S. and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the U.S. are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population has been vaccinated, and it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.
This outbreak is having, and any future outbreaks could have, an adverse impact on the U.S. and global markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
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
Basis of Accounting
    We consolidated our wholly-owned direct subsidiary SLF I SPV. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
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
    The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of March 31, 2021:

(in thousands)	Total	Level I	Level II	Level III
First lien	$526,009	$—	$141,438	$384,571
Second lien	24,223	—	—	24,223
Total investments	$550,232	$—	$141,438	$408,794
    We generally use the following framework when determining the fair value of investments where there is little, if any, market activity or observable pricing inputs. We typically determine the fair value of our performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
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
    Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2021, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

    Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2021, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2021 were as follows:

(in thousands)				Range
Type	Fair Value as of March 31, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$325,784	Market & income approach	EBITDA multiple	7.0x	25.0x	17.4x
			Revenue multiple	5.0x	11.0x	7.7x
			Discount rate	4.8%	9.4%	6.7%
	45,155	Market quote	Broker quote	N/A	N/A	N/A
	13,632	Other	N/A (1)	N/A	N/A	N/A
Second lien	5,525	Market & income approach	EBITDA multiple	28.0x	32.0x	30.0x
			Discount rate	7.4%	9.3%	8.4%
	18,698	Market quote	Broker quote	N/A	N/A	N/A
	$408,794

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
Revenue Recognition
    Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
    Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For both the three months ended March 31, 2021 and March 31, 2020, we recognized PIK interest from investments of approximately $0.1 million and $0.0 million, respectively.
    Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2021 and December 31, 2020, no investments were on non-accrual status.
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2021:

(in millions)	As of March 31, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$99.1	18.7%	$102.8	18.7%
Investment Rating 2	430.8	81.3%	447.4	81.3%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$529.9	100.0%	$550.2	100.0%
    As of March 31, 2021, all investments in our portfolio had an Investment Rating of 1 or 2.
    In response to the continuing impact of the COVID-19 pandemic and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of March 31, 2021:

(in millions)	As of March 31, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	1.9	0.4%	2.4	0.4%
Green	528.0	99.6%	547.8	99.6%
	$529.9	100.0%	$550.2	100.0%

Portfolio and Investment Activity
    The fair value of our investments was approximately $550.2 million in 53 portfolio companies at March 31, 2021 and approximately $468.0 million in 51 portfolio companies at December 31, 2020.
    The following table shows our portfolio and investment activity for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
New investments in 17 and 19 portfolio companies	$93.6	$95.9
Debt repayments in existing portfolio companies	(14.8)	(0.1)
Sales of securities in 0 and 0 portfolio companies	—	—
Change in unrealized appreciation on 25 and 3 portfolio companies	2.9	0.4
Change in unrealized depreciation on 33 and 8 portfolio companies	(1.7)	(1.5)
Recent Accounting Standards Updates
    See Part I—Financial Information—Note 12. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2021 and March 31, 2020
Revenue

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Interest income	$9,382	$362
Fee income	919	449
Total investment income	$10,301	$811
Our total investment income increased by approximately $9.5 million or 1170%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, total investment income of approximately $10.3 million consisted of approximately $7.6 million in cash interest from investments, approximately $0.1 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.7 million, and approximately $0.9 million in fee income. The increase in interest income of approximately $9.0 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributable to our deployment of capital and increasing invested balances. Fee income during the three months ended March 31, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent, amendment and underwriting fees received from 12 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Management fee	$888	$646
Less: management fee waiver	—	(592)
Net management fee	888	54
Interest and other credit facility expenses	842	49
Professional fees	157	110
Administrative expenses	121	24
Other general and administrative expenses	77	78
Organizational expenses	8	19
Net expenses before income taxes	2,093	334
Income tax expense	3	—
Net expenses	$2,096	$334
Our total net operating expenses increased by $1.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Our management fee increased by $0.8 million, net of a management fee waiver. The increase in management fees was attributable to larger managed and invested capital balances.
Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 remained flat.
Interest and other financing expenses increased by approximately $0.8 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to higher drawn balances on our Wells Subscription Line (as defined below) and our entrance into the Wells Credit Facility (as defined below) in December 2020.
Organizational expenses remained flat during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Net realized gains (losses) on investments	$—	$—
Net change in unrealized appreciation (depreciation) of investments	1,189	(1,075)
Net realized and unrealized gains (losses)	$1,189	$(1,075)
Our net realized and unrealized gains resulted in a total gain of approximately $1.2 million for the three months ended March 31, 2021 as compared to the net realized and unrealized losses resulting in a net loss of approximately $1.1 million for the three months ended March 31, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The total gain for the three months ended March 31, 2021 was primarily driven by the overall increase in market prices of our investments during the period. The net losses for the three months ended March 31, 2020 was primarily driven by the overall decrease in market prices of our investments during the period due to the impact of the COVID-19 pandemic.
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
The Investment Adviser, as the initial stockholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) (2) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2021, our asset coverage ratio was 370.62%.
    On January 27, 2020, we entered into Subscription Agreements with several investors providing for the private placement of shares of common stock.
There was no shares of common stock issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2021.
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2021.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
			(in thousands)
February 3, 2020	February 18, 2020	5,249,900	$52,499
March 12, 2020	March 26, 2020	5,250,000	52,500
		10,499,900	$104,999
On March 31, 2021 and December 31, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2021	December 31, 2020
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	324.3	324.3
% of Capital Commitments Funded	53.0%	53.0%
At March 31, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $19.6 million and $37.1 million, respectively. Our cash used in operating activities for the three months ended March 31, 2021 and March 31, 2020, was approximately $66.5 million and $79.0 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments to purchase shares of our common stock.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Wells Subscription Line for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
(in millions)	March 31, 2021		March 31, 2020
Interest expense	$—	(1)	$—	(2)
Non-usage fee	—	(1)	—	(2)
Amortization of financing costs	0.1		—	(2)
Weighted average interest rate	1.6%		2.5%
Effective interest rate	5.3%		6.2%
Average debt outstanding	$8.0		$8.3

(1)For the three months ended March 31, 2021, the interest expense and non-usage costs were each less than $50 thousand.
(2)For the three months ended March 31, 2020, the interest expense, non-usage costs and amortization of financing costs were each less than $50 thousand.
    As of March 31, 2021 and December 31, 2020, the outstanding balance on the Wells Subscription Line was $8.0 million and $8.0 million, respectively, and we were in compliance with the applicable covenants in the Wells Subscription Line on such date.
Wells Credit Facility — On December 23, 2020, our wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (the "Wells Credit Facility") as the borrower, the Investment Adviser as collateral manager, us as equityholder and seller, Wells Fargo Bank, National Association as the administrative agent and the collateral custodian and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $250.0 million which may increase in size, under certain circumstances, up to a total of $350.0 million. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
    The Wells Credit Facility bears interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
For the three months ended March 31, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Credit Facility were $0.5 million, $0.1 million and $0.1 million, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility for the three months ended March 31, 2021 were 2.1% and 2.9%, respectively.
    As of March 31, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $135.0 million and $80.0 million, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Off-Balance Sheet Arrangements
    We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2021 and December 31, 2020, we had outstanding commitments to third parties to fund investments totaling $78.7 million and $81.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

    We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2021 and December 31, 2020, we had no commitment letters to purchase investments which could require funding in the future. As of March 31, 2021 and December 31, 2020, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2021 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Subscription Line (1)	$8.0	$8.0	$—	$—	$—
Wells Credit Facility (2)	135.0	—	—	135.0	—
Total Contractual Obligations	$143.0	$8.0	$—	$135.0	$—

(1)Under the terms of the Wells Subscription Line, all outstanding borrowings under that facility ($8.0 million as of March 31, 2021) must be repaid on or before February 25, 2022. As of March 31, 2021, there was approximately of $42.0 million of possible capacity remaining under the Wells Subscription Line. See "Borrowings", for material details on the Wells Subscription Line.
(2)Under the terms of the $250.0 million Wells Credit Facility, all outstanding borrowings under that facility ($135.0 million as of March 31, 2021) must be repaid on or before December 23, 2025. As of March 31, 2021, there was approximately $115.0 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
We have entered into the Investment Management Agreement, as amended on December 13, 2020 (the "Investment Management Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay a management fee for these services.
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
Distributions and Dividends
    Distributions declared for the three months ended March 31, 2021 totaled approximately $9.1 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the most recent fiscal year and current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2021
First Quarter	March 26, 2021	March 30, 2021	April 13, 2021	$0.2557
				$0.2557

December 31, 2020
Second Quarter	June 23, 2020	June 23, 2020	July 13, 2020	$0.1300
Third Quarter	September 25, 2020	September 29, 2020	October 13, 2020	0.2100
Fourth Quarter	December 28, 2020	December 30, 2020	January 13, 2021	0.1630
				$0.5030

Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year. For the year ended December 31, 2020, total distributions declared were $14.5 million, of which the distributions were comprised of approximately 100.00% of ordinary income, 0.00% of long-term capital gains and 0.00% of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
We intend to pay quarterly distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
We maintain an "opt out" dividend reinvestment plan on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies for additional details regarding our dividend reinvestment plan.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
    We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of March 31, 2021, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our Wells Subscription Line and Wells Credit Facility are also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
    The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2021. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our floating rate revolving credit facility and subscription line, we use the outstanding balance as of March 31, 2021. Interest expense on our floating rate revolving credit facility and subscription line is calculated using the interest rate as of March 31, 2021, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
    Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(0.04)%
Base Interest Rate	—%
+100 Basis Points	2.56%
+200 Basis Points	14.71%
+300 Basis Points	26.85%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
    As of March 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
    There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc and its consolidated subsidiaries.

Item 1.    Legal Proceedings
    We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2021. From time to time, we or our consolidated subsidiary be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2021 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.
The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA's proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.
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

We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance ("ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain Form 8-Ks filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Overall, New Mountain Capital's team now exceeds 175 people. New Mountain Capital now has seven Managing Director level team members dedicated to its credit activities. Going forward, Robert A. Hamwee is expected to remain as our CEO and the most senior Managing Director in the credit area, but with the freedom to allocate half of his time to activities outside of credit. As part of his responsibilities, Mr. Hamwee will continue to: (i) serve as our Chief Executive Officer, (ii) serve as a senior member of the Investment Committee of our investment adviser, and (iii) be involved in other parts of leadership which our board of directors considers core to our performance. Mr. Kline will continue to serve as our co-portfolio manager in addition to already being our Chairman of the board of directors, Chief Operating Officer and President. Mr. Kline joined New Mountain in 2008 and has been a senior manager within New Mountain Capital's credit effort since its beginning. Our investment adviser believes that its management team, with the overall support of New Mountain Capital’s team, is adequately staffed to support our Co-Portfolio Managers, Messrs. Hamwee and Kline, in managing our investment portfolio.

Item 6.    Exhibits
    The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Form of Articles of Amendment and Restatement(1)
3.2	Form of Bylaws(1)
4.1	Form of Subscription Agreement(1)
10.1	Dividend Reinvestment Plan (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)Previously filed in connection with NMF Senior Loan Fund I, Inc.'s (now known as NMF SLF I, Inc.) registration statement on Form 10 (File No. 000-56123) filed on November 22, 2019.
(2)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on March 25, 2021.
* Filed herewith.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2021.

NMF SLF I, Inc.
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)
By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)