Form 10-Q
period 2021-06-30
NMF SLF I, Inc.
filed 2021-08-13
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2021

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of August 13, 2021 was 37,477,954. As of June 30, 2021, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

*    Statements for the three and six months ended June 30, 2020 were unconsolidated as NMF SLF I, Inc. was the only existing entity.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Non-controlled/non-affiliated investments at fair value (cost of $593,487 and $448,923, respectively)	$610,153	$468,027
Cash and cash equivalents	17,593	37,073
Interest receivable	2,805	1,791
Other assets	197	66
Total assets	$630,748	$506,957
Liabilities
Borrowings
Wells Credit Facility	$216,000	$80,000
Wells Subscription Line	—	8,000
Deferred financing costs (net of accumulated amortization of $564 and $192, respectively)	(3,405)	(2,919)
Net borrowings	212,595	85,081
Payable for unsettled securities purchased	12,469	28,110
Distribution payable	10,746	5,811
Management fee payable	998	682
Interest payable	408	52
Payable to affiliates	84	43
Other liabilities	403	466
Total liabilities	237,703	120,245
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 36,488,464 and 35,648,345 shares issued and outstanding, respectively	36	36
Paid in capital in excess of par	374,522	365,407
Accumulated undistributed earnings	18,487	21,269
Total net assets	$393,045	$386,712
Total liabilities and net assets	$630,748	$506,957
Number of shares outstanding	36,488,464	35,648,345
Net asset value per share	$10.77	$10.85
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020(1)	June 30, 2021	June 30, 2020(1)
Investment income
Interest income	$12,885	$3,697	$22,267	$4,059
Fee income	1,080	214	1,999	663
Total investment income	13,965	3,911	24,266	4,722
Expenses
Interest and other financing expenses	1,288	153	2,130	202
Management fee	998	919	1,886	1,565
Professional fees	150	167	307	277
Administrative expenses	143	50	264	74
Other general and administrative expenses	64	75	141	153
Organizational expenses	10	1	18	20
Total expenses	2,653	1,365	4,746	2,291
Less: management fees waived (See Note 5)	—	(766)	—	(1,358)
Net expenses	2,653	599	4,746	933
Net investment income before income taxes	11,312	3,312	19,520	3,789
Income tax expense	—	—	3	—
Net investment income	11,312	3,312	19,517	3,789
Net realized and unrealized gains (losses)
Net realized gains on investments	—	521	—	521
Net change in unrealized (depreciation) appreciation of investments	(3,627)	12,617	(2,438)	11,542
Net realized and unrealized (losses) gains	(3,627)	13,138	(2,438)	12,063
Net increase in net assets resulting from operations	$7,685	$16,450	$17,079	$15,852
Earnings per share (basic & diluted)	$0.21	$0.96	$0.47	$1.17
Weighted average shares of common stock outstanding - basic & diluted (2)(See Note 10)	36,377,679	17,192,308	36,015,027	13,595,149

(1)For the three and six months ended June 30, 2020, amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
(2)For the six months ended June 30, 2020, the Company's weighted average number of shares outstanding is based on the period from February 18, 2020 (commencement of operations) to June 30, 2020.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020(1)	June 30, 2021	June 30, 2020(1)
Increase (decrease) in net assets resulting from operations:
Net investment income	$11,312	$3,312	$19,517	$3,789
Net realized gains on investments	—	521	—	521
Net change in unrealized (depreciation) appreciation of investments	(3,627)	12,617	(2,438)	11,542
Net increase in net assets resulting from operations	7,685	16,450	17,079	15,852
Capital transactions
Net proceeds from shares of common stock sold	—	105,000	—	209,999
Offering costs	—	—	—	(196)
Distributions declared to stockholders from net investment income	(10,746)	(2,730)	(19,861)	(2,730)
Reinvestment of distributions	9,115	—	9,115	—
Total net (decrease) increase in net assets resulting from capital transactions	(1,631)	102,270	(10,746)	207,073
Net increase in net assets	6,054	118,720	6,333	222,925
Net assets at the beginning of the period	386,991	103,518	386,712	(687)
Net assets at the end of the period	$393,045	$222,238	$393,045	$222,238

Capital share activity
Shares of common stock sold	—	10,500,000	—	20,999,900
Shares issued from the reinvestment of distributions	840,119	—	840,119	—
Net increase in shares of common stock outstanding	840,119	10,500,000	840,119	20,999,900

(1)For the three and six months ended June 30, 2020, amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020(1)
Cash flows from operating activities
Net increase in net assets resulting from operations	$17,079	$15,852
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	—	(521)
Net change in unrealized depreciation (appreciation) of investments	2,438	(11,542)
Amortization of purchase discount	(5,167)	(655)
Amortization of deferred financing costs	372	73
Non-cash investment income	(267)	—
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(188,963)	(240,290)
Proceeds from sales and paydowns of investments	50,131	9,069
Cash paid for purchase of drawn portion of revolving credit facilities	(27)	(920)
Cash paid on drawn revolving credit facilities	(1,768)	(1,238)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	73	381
Cash repayments on drawn revolvers	1,424	974
Interest receivable	(1,014)	(1,565)
Receivable from unsettled securities sold	—	(2,819)
Deferred offering costs	—	164
Other assets	(131)	(137)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(15,641)	4,255
Interest payable	356	39
Management fee payable	316	153
Accrued organizational and offering expenses	—	(488)
Payable to affiliates	41	(260)
Other liabilities	24	149
Net cash flows used in operating activities	(140,724)	(229,326)
Cash flows from financing activities
Distributions paid	(5,811)	—
Net proceeds from issuance of common stock	—	209,999
Proceeds from Wells Subscription Line	—	74,000
Repayment of Wells Subscription Line	(8,000)	(50,000)
Proceeds from Wells Credit Facility	136,000	—
Offering costs paid	—	(196)
Deferred financing costs paid	(945)	(421)
Net cash flows provided by financing activities	121,244	233,382
Net (decrease) increase in cash and cash equivalents	(19,480)	4,056
Cash and cash equivalents at the beginning of the period	37,073	1
Cash and cash equivalents at the end of the period	$17,593	$4,057

Supplemental disclosure of cash flow information
Cash interest paid	$1,226	$82
Income taxes paid	23	—
Non-cash financing activities:
Distribution declared and payable	10,746	2,730
Value of shares issued in connection with reinvestment of distributions	9,115	—
Accrual for deferred financing costs	11	1

(1)For the six months ended June 30, 2020, amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
June 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	First lien (2)	3.60% (L + 3.50%/M)	5/4/2020	6/1/2026	$1,965	$1,710	$1,955	0.50%
Total Funded Debt Investments - Canada					$1,965	$1,710	$1,955	0.50%
Funded Debt Investments - United States
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	4/20/2020	9/18/2023	$17,123	$16,477	$17,123
	First lien (2)(3)	6.75% (L + 5.75%/Q)	12/30/2020	9/18/2023	9,950	9,950	9,950
	First lien (2)(3)	6.75% (L + 5.75%/Q)	4/20/2020	9/18/2023	7,562	7,276	7,562
	First lien (2)(3)	6.75% (L + 5.75%/Q)	6/15/2021	9/18/2023	3,287	3,287	3,287
					37,922	36,990	37,922	9.65%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	2/6/2020	5/24/2024	15,291	15,223	15,291
	First lien (2)(3)	6.75% (L + 5.75%/S)	10/27/2020	5/24/2024	6,267	6,227	6,267
	First lien (3)	6.75% (L + 5.75%/S)	10/27/2020	5/24/2024	3,036	3,017	3,036
	First lien (3)	6.75% (L + 5.75%/S)	12/11/2020	5/24/2024	1,604	1,594	1,604
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/S)	2/6/2020	5/24/2024	834	832	834
					27,032	26,893	27,032	6.88%
Astra Acquisition Corp.
Software	First lien (2)	5.50% (L + 4.75%/M)	2/26/2020	3/1/2027	25,342	25,257	25,374	6.45%
PaySimple, Inc.
Software	First lien (2)(3)	5.61% (L + 5.50%/M)	9/21/2020	8/23/2025	23,846	23,077	23,846
	First lien (2)(3)	5.61% (L + 5.50%/M)	5/6/2021	8/23/2025	935	933	935
	First lien (2)(3)	5.61% (L + 5.50%/M)	5/6/2021	8/23/2025	304	304	304
					25,085	24,314	25,085	6.38%
Apptio, Inc.
Software	First lien (3)	8.25% (L + 7.25%/S)	4/20/2020	1/10/2025	25,000	23,917	25,000	6.36%
Higginbotham Insurance Agency, Inc.
Financial Services	First lien (2)(3)	6.50% (L + 5.75%/M)	11/19/2020	11/25/2026	23,966	23,801	24,446	6.22%
iCIMS, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	20,025	19,181	20,115
	First lien (2)(3)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	3,905	3,740	3,922
					23,930	22,921	24,037	6.11%
Diligent Corporation
Software	First lien (2)(3)	7.25% (L + 6.25%/Q)	8/4/2020	8/4/2025	14,975	14,816	15,192
	First lien (2)(3)	6.75% (L + 5.75%/Q)	3/30/2021	8/4/2025	5,667	5,640	5,639
	First lien (2)(3)	6.75% (L + 5.75%/Q)	3/4/2021	8/4/2025	3,160	3,145	3,144
					23,802	23,601	23,975	6.10%
Syndigo LLC
Software	First lien (2)	5.25% (L + 4.50%/S)	12/14/2020	12/15/2027	19,950	19,811	19,800
	Second Lien	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	4,000	3,972	4,020
					23,950	23,783	23,820	6.06%
Instructure, Inc.
Software	First lien (3)	6.50% (L + 5.50%/M)	3/24/2020	3/24/2026	15,562	15,482	15,643
	First lien (3)	6.50% (L + 5.50%/M)	12/22/2020	3/24/2026	2,406	2,367	2,418
					17,968	17,849	18,061	4.60%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
TA/WEG Holdings, LLC**
Business Services	First lien (3)(4) - Drawn	6.75% (L + 5.75%/Q)	12/11/2020	10/2/2025	$18,010	$17,890	$17,929	4.56%
Project Essential Bidco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/S)	4/20/2021	4/20/2028	17,426	17,277	17,275	4.40%
Confluent Health, LLC
Healthcare Services	First lien (2)	5.10% (L + 5.00%/M)	10/30/2020	6/24/2026	16,781	16,605	16,927	4.31%
Allworth Financial Group, L.P.**
Business Services	First lien (2)(3)	6.00% (L + 5.00%/M)	12/21/2020	12/23/2026	15,380	15,237	15,227	3.87%
Wirepath LLC
Distribution & Logistics	First lien (2)	4.90% (L + 4.75%/Q)	10/27/2020	8/5/2024	14,886	14,067	14,821	3.77%
RealPage, Inc.
Business Services	Second Lien	7.25% (L + 6.50%/Q)	2/18/2021	4/23/2029	14,250	14,145	14,749	3.75%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Drawn	7.00% (L + 6.00%/Q)	10/15/2020	11/26/2025	13,355	13,183	13,622	3.47%
Granicus, Inc.
Software	First lien (2)(3)	7.25% (L + 6.25%/M)	1/27/2021	1/29/2027	10,776	10,699	10,695
	First lien (3)	7.25% (L + 6.25%/M)	1/27/2021	1/29/2027	2,486	2,472	2,468
					13,262	13,171	13,163	3.35%
Market Track, LLC
Business Services	First lien (2)	6.50% (P + 3.25%/Q)	5/13/2020	6/5/2024	12,780	11,536	12,780	3.25%
CentralSquare Technologies, LLC
Software	First lien (2)	3.90% (L + 3.75%/Q)	4/1/2020	8/29/2025	13,582	11,664	12,747	3.24%
Kaseya Inc.
Software	First lien (2)(3)	8.00% (L + 4.00% + 3.00% PIK/Q)*	6/29/2020	5/2/2025	10,149	9,900	10,149
	First lien (3)(4) - Drawn	8.00% (L + 4.00% + 3.00% PIK/Q)*	8/3/2020	5/2/2025	1,045	1,030	1,045
	First lien (3)	8.00% (L + 4.00% + 3.00% PIK/Q)*	6/29/2020	5/2/2025	995	966	995
	First lien (3)(4) - Drawn	7.50% (L + 6.50%/Q)	6/29/2020	5/2/2025	336	325	336
					12,525	12,221	12,525	3.19%
MRI Software LLC
Software	First lien (2)(3)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	11,085	11,040	11,143	2.84%
Relativity ODA LLC
Software	First lien (3)	8.50% (L + 7.50% PIK/M)*	5/12/2021	5/12/2027	10,689	10,558	10,555	2.69%
Wrench Group LLC
Consumer Services	First lien (2)	5.50% (L + 4.50%/Q)	10/30/2020	4/30/2026	9,950	9,905	10,012	2.55%
Bracket Intermediate Holding Corp.
Healthcare Services	First lien (2)	4.44% (L + 4.25%/Q)	3/30/2020	9/5/2025	9,622	8,403	9,626	2.45%
Xactly Corporation
Software	First lien (3)	8.25% (L + 7.25%/S)	6/5/2020	7/31/2023	9,449	9,195	9,449	2.40%
Bullhorn, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	9/11/2020	9/30/2026	9,238	9,175	9,238	2.35%
Salient CRGT Inc.
Federal Services	First lien (2)	7.50% (L + 6.50%/S)	4/1/2020	2/28/2022	5,560	5,182	5,519
	First lien	7.50% (L + 6.50%/S)	2/8/2021	2/28/2022	1,931	1,915	1,916
					7,491	7,097	7,435	1.89%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)(3)	6.75% (L + 6.00%/Q)	3/1/2021	3/1/2028	7,401	7,294	7,290	1.85%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Cano Health, LLC**
Healthcare Services	First lien (2)	5.25% (L + 4.50%/S)	12/15/2020	11/23/2027	$4,722	$4,678	$4,737
	First lien	5.25% (L + 4.50%/S)	12/15/2020	11/23/2027	2,387	2,365	2,394
					7,109	7,043	7,131	1.81%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (2)(3)	6.50% (L + 5.50%/Q)	4/28/2021	4/27/2027	7,000	6,966	6,965	1.77%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	6,245	6,219	6,308
	First lien (3)(4) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	473	471	473
					6,718	6,690	6,781	1.73%
CoolSys, Inc.
Industrial Services	First lien (2)	7.00% (L + 6.00%/M)	5/17/2021	11/20/2026	6,500	6,468	6,484	1.65%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	5,457	5,434	5,457
	First lien (2)(3)	9.00% (L + 8.00%/S)	10/15/2020	8/6/2026	982	973	982
					6,439	6,407	6,439	1.64%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	7.00% (L + 6.25%/S)	3/12/2021	3/12/2027	6,450	6,403	6,425	1.63%
Maverick Bidco Inc.
Software	Second Lien (3)	7.50% (L + 6.75%/Q)	4/29/2021	5/18/2029	6,000	5,985	5,985	1.52%
eResearchTechnology, Inc.
Healthcare Services	First lien (2)	5.50% (L + 4.50%/M)	1/8/2021	2/4/2027	4,987	4,987	5,017	1.28%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)	6.00% (L + 5.25%/Q)	6/30/2021	6/29/2027	4,966	4,916	4,916	1.25%
EyeCare Partners, LLC
Healthcare Services	First lien (2)	3.85% (L + 3.75%/M)	4/16/2020	2/18/2027	4,945	4,126	4,909	1.25%
Appriss Holdings, Inc.
Business Services	First lien (2)(3)	7.00% (L + 6.00%/Q)	10/14/2020	5/29/2026	4,764	4,722	4,812	1.22%
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)	5.75% (L + 4.75%/Q)	11/18/2020	7/9/2026	2,501	2,477	2,501
	First lien (2)(3)(4) - Drawn	5.75% (L + 4.75%/Q)	11/18/2020	7/9/2026	2,289	2,267	2,289
					4,790	4,744	4,790	1.22%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second Lien (2)(3)	7.50% (L + 6.75%/Q)	5/12/2021	5/18/2029	4,222	4,201	4,201	1.07%
Recorded Future, Inc.
Software	First lien (3)	7.00% (L + 6.00%/Q)	8/3/2020	7/3/2025	4,166	4,105	4,175	1.06%
Appriss Health, LLC
Business Services	First lien (3)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	4,063	4,023	4,022	1.02%
Calabrio, Inc.
Software	First lien (3)	8.00% (L + 7.00%/Q)	4/16/2021	4/16/2027	3,986	3,957	3,956	1.01%
Associations, Inc.
Business Services	First lien (2)	8.00% (L + 7.00%/Q)	2/18/2021	7/30/2024	3,356	3,349	3,356	0.85%
Quartz Holding Company
Software	Second Lien (2)(3)	8.09% (L + 8.00%/M)	10/16/2020	4/2/2027	3,000	2,986	3,000	0.76%
MED ParentCo, LP
Healthcare Services	First lien (2)	4.35% (L + 4.25%/M)	4/30/2020	8/31/2026	2,369	2,080	2,375
	First lien	4.35% (L + 4.25%/M)	4/30/2020	8/31/2026	594	523	595
					2,963	2,603	2,970	0.76%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Galway Partners Holdings LLC
Business Services	First lien (4) - Drawn	5.25% (L + 4.25%/S)	12/16/2020	9/6/2024	$2,985	$2,950	$2,970	0.76%
Geo Parent Corporation
Business Services	First lien (2)	5.35% (L + 5.25%/M)	5/29/2020	12/19/2025	2,962	2,863	2,962	0.75%
SpecialtyCare, Inc.
Healthcare Services	First lien (2)	6.75% (L + 5.75%/M)	6/18/2021	6/18/2028	2,890	2,846	2,846
	First lien (4) - Drawn	4.08% (L + 4.00%/M)	6/18/2021	6/18/2026	27	26	26
					2,917	2,872	2,872	0.73%
Bluefin Holding, LLC
Software	Second Lien (2)(3)	7.85% (L + 7.75%/M)	6/9/2020	9/3/2027	2,500	2,380	2,525	0.64%
Spring Education Group, Inc.
Education	First lien (2)	4.40% (L + 4.25%/Q)	3/23/2020	7/30/2025	2,467	1,900	2,384	0.61%
Vectra Co.
Business Products	First lien (2)	3.35% (L + 3.25%/M)	3/26/2020	3/8/2025	1,982	1,709	1,967	0.50%
Heartland Dental, LLC
Healthcare Services	First lien (2)	3.60% (L + 3.50%/M)	4/8/2020	4/30/2025	1,975	1,586	1,955	0.50%
EAB Global, Inc.
Education	First lien (2)	4.75% (L + 3.75%/Q)	3/24/2020	11/15/2024	1,477	1,249	1,477	0.38%
MH Sub I, LLC (Micro Holding Corp.)
Software	First lien (2)	3.60% (L + 3.50%/M)	3/23/2020	9/13/2024	1,478	1,234	1,474	0.38%
Total Funded Debt Investments - United States					$608,326	$592,413	$608,185	154.74%
Total Funded Debt Investments					$610,291	$594,123	$610,140	155.24%
Total Funded Investments						$594,123	$610,140	155.24%
Unfunded Debt Investments - United States
Higginbotham Insurance Agency, Inc.
Financial Services	First lien (3)(4) - Undrawn	—	11/19/2020	11/25/2022	$6,763	$—	$135	0.03%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	10/15/2020	4/15/2022	6,577	—	132	0.03%
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	8/4/2020	2/4/2022	3,656	(38)	53
	First lien (3)(4) - Undrawn	—	8/4/2020	8/4/2025	2,369	(18)	—
					6,025	(56)	53	0.01%
MRI Software LLC
Software	First lien (2)(3)(4) - Undrawn	—	3/24/2021	3/24/2022	3,126	—	16
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2022	320	—	2
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	780	(3)	—
					4,226	(3)	18	0.00%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(4) - Undrawn	—	2/20/2020	2/20/2026	228	(1)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	395	(1)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)(4) - Undrawn	—	11/18/2020	11/23/2022	$187	$(2)	$—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	9/11/2020	9/30/2026	693	(5)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	2/6/2020	5/24/2024	953	(6)	—	—%
Instructure, Inc.
Software	First lien (3)(4) - Undrawn	—	3/24/2020	3/24/2026	1,294	(6)	—	—%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/3/2020	7/3/2025	500	(7)	—	—%
Xactly Corporation
Software	First lien (3)(4) - Undrawn	—	6/5/2020	7/31/2023	551	(14)	—	—%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	6/29/2020	5/2/2025	350	(7)	—
	First lien (3)(4) - Undrawn	—	8/3/2020	3/4/2022	1,562	(20)	—
					1,912	(27)	—	—%
Maverick Bidco Inc.
Software	Second Lien (3)(4) - Undrawn	—	4/29/2021	11/18/2022	800	—	(2)	(0.00)%
Appriss Health, LLC
Business Services	First lien (3)(4) - Undrawn	—	5/6/2021	5/6/2027	271	(3)	(3)	(0.00)%
Calabrio, Inc.
Software	First lien (3)(4) - Undrawn	—	4/16/2021	4/16/2027	480	(3)	(4)	(0.00)%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	4/28/2021	4/27/2027	1,000	(5)	(5)	(0.00)%
DCA Investment Holding, LLC
Healthcare Services	First lien (4) - Undrawn	—	3/12/2021	3/10/2023	1,590	—	(6)	(0.00)%
SpecialtyCare, Inc.
Healthcare Services	First lien (4) - Undrawn	—	6/18/2021	6/18/2026	197	(3)	(3)
	First lien (4) - Undrawn	—	6/18/2021	6/18/2023	268	—	(4)
					465	(3)	(7)	(0.00)%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second Lien (2)(3)(4) - Undrawn	—	5/12/2021	5/18/2023	1,778	—	(9)	(0.00)%
Relativity ODA LLC
Software	First lien (3)(4) - Undrawn	—	5/12/2021	5/12/2027	1,061	(13)	(13)	(0.00)%
Project Essential Bidco, Inc.
Software	First lien (3)(4) - Undrawn	—	4/20/2021	4/20/2027	2,240	(19)	(19)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Trinity Air Consultants Holdings Corporation
Business Services	First lien (4) - Undrawn	—	6/30/2021	6/29/2027	$484	$(5)	$(5)
	First lien (4) - Undrawn	—	6/30/2021	6/29/2023	1,696	—	(17)
					2,180	(5)	(22)	(0.00)%
Granicus, Inc.
Software	First lien (3)(4) - Undrawn	—	1/27/2021	1/30/2023	531	—	(4)
	First lien (3)(4) - Undrawn	—	1/27/2021	1/29/2027	1,207	(12)	(9)
	First lien (3)(4) - Undrawn	—	4/23/2021	4/21/2023	2,300	—	(12)
					4,038	(12)	(25)	(0.01)%
TA/WEG Holdings, LLC**
Business Services	First lien (3)(4) - Undrawn	—	12/11/2020	10/4/2021	730	—	(3)
	First lien (4) - Undrawn	—	6/3/2021	6/3/2022	5,000	—	(25)
					5,730	—	(28)	(0.01)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	3/1/2021	3/1/2023	3,265	—	(49)	(0.01)%
Galway Partners Holdings LLC
Business Services	First lien (4) - Undrawn	—	12/16/2020	12/1/2022	12,000	(420)	(60)	(0.02)%
Allworth Financial Group, L.P.**
Business Services	First lien (3)(4) - Undrawn	—	12/21/2020	12/23/2026	2,705	(25)	(27)
	First lien (3)(4) - Undrawn	—	12/21/2020	12/23/2022	4,637	—	(46)
					7,342	(25)	(73)	(0.02)%
Total Unfunded Debt Investments - United States					$74,544	$(636)	$13	0.00%
Total Unfunded Debt Investments					$74,544	$(636)	$13	0.00%
Total Non-Controlled/Non-Affiliated Investments						$593,487	$610,153	155.24%
Total Investments						$593,487	$610,153	155.24%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2021.
*    All or a portion of interest contains payment-in kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2021, 6.68% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands)
(unaudited)

June 30, 2021
Investment Type	Percent of Total Investments at Fair Value
First lien	94.35%
Second lien	5.65%
Total investments	100.00%

June 30, 2021
Industry Type	Percent of Total Investments at Fair Value
Software	56.95%
Business Services	16.27%
Healthcare Services	11.45%
Financial Services	4.03%
Distribution & Logistics	3.54%
Healthcare Information Technology	1.83%
Consumer Services	1.64%
Federal Services	1.22%
Industrial Services	1.06%
Specialty Chemicals & Materials	1.06%
Education	0.63%
Business Products	0.32%
Total investments	100.00%

June 30, 2021
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%

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
June 30, 2021
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
    The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of June 30, 2021, the Company's top five industry concentrations were software, business services, healthcare services, financial services and distribution & logistics.
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
    Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2021 and December 31, 2020.
    Revenue recognition
    Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
    Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2021, the Company recognized PIK interest from investments of $219 and $327, respectively. For the three and six months ended June 30, 2020, the Company recognized no PIK interest from investments.
    Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2021 and December 31, 2020, no investments were on non-accrual status.
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
Note 3. Investments
    At June 30, 2021, the Company's investments consisted of the following:
    Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$559,818	$575,684
Second lien	33,669	34,469
Total investments	$593,487	$610,153
    Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$340,302	$347,524
Business Services	96,071	99,246
Healthcare Services	66,661	69,850
Financial Services	23,801	24,581
Distribution & Logistics	20,756	21,602
Healthcare Information Technology	11,162	11,152
Consumer Services	9,905	10,012
Federal Services	7,097	7,435
Industrial Services	6,468	6,484
Specialty Chemicals & Materials	6,406	6,439
Education	3,149	3,861
Business Products	1,709	1,967
Total investments	$593,487	$610,153

At December 31, 2020, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$439,596	$458,557
Second lien	9,327	9,470
Total investments	$448,923	$468,027
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$261,052	$269,913
Healthcare Services	55,197	58,988
Business Services	51,540	53,947
Financial Services	23,848	24,642
Distribution & Logistics	20,897	21,491
Consumer Services	16,136	16,353
Specialty Chemicals & Materials	6,435	6,482
Federal Services	4,997	5,645
Retail	4,052	4,763
Education	3,083	3,853
Business Products	1,686	1,950
Total investments	$448,923	$468,027
As of June 30, 2021, the Company had unfunded commitments on revolving credit facilities of $17,758 and no unfunded commitments on bridge facilities. As of June 30, 2021, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $56,786. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2021.
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
This outbreak is having, and any future outbreaks could have, an adverse impact on the U.S. and global markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company and its portfolio companies. Any potential impact to the Company's results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 or treat its impact, all of which are beyond the Company's control. These potential impacts, while uncertain, could adversely affect the Company and the Company's portfolio companies’ operating results.
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

    The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of June 30, 2021:

	Total	Level I	Level II	Level III
First lien	$575,684	$—	$119,079	$456,605
Second lien	34,469	—	18,769	15,700
Total investments	$610,153	$—	$137,848	$472,305
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$458,557	$—	$93,680	$364,877
Second lien	9,470	—	—	9,470
Total investments	$468,027	$—	$93,680	$374,347
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2021:

	Total	First Lien	Second Lien
Fair value, March 31, 2021	$408,794	$384,571	$24,223
Total gains or losses included in earnings:
Net change in unrealized depreciation	(178)	(167)	(11)
Purchases, including capitalized PIK and revolver fundings	84,858	74,672	10,186
Proceeds from paydowns of investments	(6,481)	(6,481)	—
Transfers into Level III (1)	28,439	28,439	—
Transfers out of Level III (1)	(43,127)	(24,429)	(18,698)
Fair value, June 30, 2021	$472,305	$456,605	$15,700
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(104)	$(93)	$(11)

(1)As of June 30, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2020:

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
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2021:

	Total	First Lien	Second Lien
Fair value, December 31, 2020	$374,347	$364,877	$9,470
Total gains or losses included in earnings:
Net change in unrealized appreciation	561	547	14
Purchases, including capitalized PIK and revolver fundings	153,536	143,350	10,186
Proceeds from paydowns of investments	(13,266)	(13,266)	—
Transfers into Level III (1)	(113)	(113)	—
Transfers out of Level III (1)	(42,760)	(38,790)	(3,970)
Fair value, June 30, 2021	$472,305	$456,605	$15,700
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$668	$654	$14

(1)As of June 30, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2020:

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
Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the three and six months ended June 30, 2021 and June 30, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
    Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2021 and December 31, 2020, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2021 and December 31, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2021 were as follows:

				Range
Type	Fair Value as of June 30, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$385,058	Market & income approach	EBITDA multiple	7.0x	70.0x	19.6x
			Revenue multiple	4.0x	19.5x	8.1x
			Discount rate	4.6%	9.1%	6.7%
	60,457	Market quote	Broker quote	N/A	N/A	N/A
	11,090	Other	N/A (1)	N/A	N/A	N/A
Second lien	15,700	Market & income approach	EBITDA multiple	19.5x	32.0x	23.1x
			Discount rate	7.1%	9.2%	8.1%
	$472,305

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
The fair value of the Wells Subscription Line (as defined below) and Wells Credit Facility (as defined below), which are categorized as Level III within the fair value hierarchy as of June 30, 2021 and December 31, 2020, approximates their carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
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

For the three and six months ended June 30, 2021, $998 and $1,886, respectively, of gross management fees were incurred by the Company, which were not reduced by the management fee reductions described above. For the three and six months ended June 30, 2020, $919 and $1,565, respectively, of gross management fees were incurred by the Company, which were reduced to net management fees of $153 and $207, respectively, due to the management fee reductions described above.
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

The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Subscription Line for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020(1)
Interest expense	$29	$83	$61	$104
Non-usage fee	22	17	43	25
Amortization of financing costs	52	53	104	73
Weighted average interest rate	1.6%	1.9%	1.6%	2.0%
Effective interest rate	5.8%	3.5%	5.5%	4.0%
Average debt outstanding	$7,121	$17,286	$7,558	$14,748

(1)For the six months ended June 30, 2020, amounts represent the period from February 25, 2020 (commencement of the Wells Subscription Line) to June 30, 2020.
As of June 30, 2021 and December 31, 2020, the outstanding balance on the Wells Subscription Line was $0 and $8,000, respectively, and the Company was in compliance with the applicable covenants in the Wells Subscription Line on such date.
Wells Credit Facility — On December 23, 2020, the Company's wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") as the borrower, the Investment Adviser as collateral manager, the Company as equityholder and seller, Wells Fargo Bank, National Association as the administrative agent and the collateral custodian and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $350,000 which may increase in size, under certain circumstances, up to a total of $450,000. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
    As of the most recent amendment on June 29, 2021, the Wells Credit Facility bears interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
For the three months ended June 30, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Credit Facility were $981, $58 and $135, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility for the three months ended June 30, 2021 were 2.1% and 2.5%, respectively. For the six months ended June 30, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Credit Facility were $1,517, $116 and $268, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility for the six months ended June 30, 2021 were 2.1% and 2.6%, respectively.
    As of June 30, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $216,000 and $80,000, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
Note 8. Commitments and Contingencies
    In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2021, the Company had unfunded commitments on revolving credit facilities of $17,758, no outstanding bridge financing commitments and other future funding commitments of $56,786. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $10,466, no outstanding bridge financing commitments and other future funding commitments of $71,072. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of June 30, 2021 and December 31, 2020.
    The Company also had revolving borrowings available under the Wells Subscription Line and Wells Credit Facility as of June 30, 2021 and December 31, 2020. See Note 6. Borrowings, for details.
    The Company may from time to time enter into financing commitment letters. As of June 30, 2021 and December 31, 2020, the Company had no commitment letters to purchase investments which could require funding in the future.
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
There was no shares of common stock issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2021.

The following table summarizes the total shares common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
February 3, 2020	February 18, 2020	5,249,900	$52,499
March 12, 2020	March 26, 2020	5,250,000	52,500
April 20, 2020	May 4, 2020	10,500,000	105,000
		20,999,900	$209,999
The following table reflects the distributions declared on the Company's common stock for the six months ended June 30, 2021.

Date Declared	Record Date	Payment Date	Per Share Amount
March 26, 2021	March 30, 2021	April 13, 2021	$0.2557
June 25, 2021	June 29, 2021	July 13, 2021	0.2945
			$0.5502
The following table reflects the distributions declared on the Company's common stock for the six months ended June 30, 2020.

Date Declared	Record Date	Payment Date	Per Share Amount
June 23, 2020	June 23, 2020	July 13, 2020	$0.1300
Note 10. Earnings Per Share
    The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020(1)
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$7,685	$16,450	$17,079	$15,852
Denominator for basic & diluted weighted average share(1):	36,377,679	17,192,308	36,015,027	13,595,149
Basic & diluted earnings per share:	$0.21	$0.96	$0.47	$1.17

(1)For the six months ended June 30, 2020, the Company's weighted average number of shares outstanding is based on the period from February 18, 2020 (commencement of operations) to June 30, 2020.

Note 11. Financial Highlights
    The following information sets forth the Company's financial highlights for the six months ended June 30, 2021 and June 30, 2020.

	Six Months Ended
	June 30, 2021	June 30, 2020
Per share data: (1)
Net asset value, December 31, 2020 and February 18, 2020 (commencement of operations), respectively (2)	$10.85	$—
Net investment income	0.54	0.28
Net realized and unrealized (losses) gains (3)	(0.07)	0.43
Net increase in net assets resulting from operations	0.47	0.71
Issuance of shares of common stock	—	10.00
Distributions declared to stockholders from net investment income	(0.55)	(0.13)
Net asset value, June 30, 2021 and June 30, 2020, respectively	$10.77	$10.58
Total return (4)	4.42%	7.13%
Shares outstanding at end of period	36,488,464	21,000,000
Average weighted shares outstanding for the period (5)	36,015,027	13,595,149
Average net assets for the period (5)	$390,763	$135,036
Ratio to average net assets:
Net investment income (6)	10.08%	7.69%
Total expenses, before waivers (6)	2.45%	4.60%
Total expenses, net of waivers (6)	2.45%	1.86%

Average debt outstanding — Wells Subscription Line (7)	$7,558	$14,748
Average debt outstanding — Wells Credit Facility	$144,801	N/A
Asset coverage ratio	281.97%	1,025.99%
Portfolio turnover	9.84%	13.48%

Capital Commitments	$690,000	$525,000
Funded Capital Commitments	$365,700	$210,000
% of Capital Commitments funded	53.00%	40.00%

(1)For the six months ended June 30, 2020, per share data is based on weighted average shares outstanding for the period from February 18, 2020 (commencement of operations) through June 30, 2020 (except for issuance of shares of common stock and distributions declared to stockholders, which are based on actual rate per share).
(2)February 18, 2020 is the date of commencement of operations, which was the date on which shares were issued to persons not affiliated with the Investment Adviser.
(3)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns which for the six months ended June 30, 2020 was $(0.46) per share.
(4)For the six months ended June 30, 2021, total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. For the six months ended June 30, 2020, total return is calculated assuming an initial purchase price of $10.00 per share and a sale at net assets per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets per share on the last day of the respective quarter. Total return calculation is not annualized.
(5)For the six months ended June 30, 2020, average weighted shares outstanding and average net assets represent the period from February 18, 2020 (commencement of operations) to June 30, 2020.
(6)Annualized, except organizational and offering costs.
(7)For the six months ended June 30, 2020, average debt outstanding represents the period from February 25, 2020 (commencement of the Wells Subscription Line) to June 30, 2020.

N/A     Not applicable as the Company had not entered into the respective agreements.
Note 12. Recent Accounting Standards Updates
    In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three and six months ended June 30, 2021.
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.
Note 13. Subsequent Events
On July 13, 2021, the Company issued 989,490 shares of common stock through the Company's DRIP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiary (the "Company"), including the consolidated schedule of investments, as of June 30, 2021, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2021, the consolidated statement of cash flows for the six-month period ended June 30, 2021, and the related notes, and the statement of assets and liabilities, including the schedule of investments, as of June 30, 2020, and the related statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2020, the statement of cash flows for the six-month period ended June 30, 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of December 31, 2020, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP
August 13, 2021

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
    Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in first lien and unitranche leveraged loans in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of June 30, 2021, our top five industry concentrations were software, business services, healthcare services, financial services and distribution & logistics.
    As of June 30, 2021, our net assets were approximately $393.0 million and our portfolio had a fair value of approximately $610.2 million in 58 portfolio companies.
Recent Developments
On July 13, 2021, we issued 989,490 shares of common stock through our dividend reinvestment program ("DRIP").
COVID-19 Developments
    Our operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the U.S., have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the U.S. and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the U.S. are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population has been vaccinated, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.
This outbreak is having, and any future outbreaks could have, an adverse impact on the U.S. and global markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
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
    The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of June 30, 2021:

(in thousands)	Total	Level I	Level II	Level III
First lien	$575,684	$—	$119,079	$456,605
Second lien	34,469	—	18,769	15,700
Total investments	$610,153	$—	$137,848	$472,305
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
    Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2021, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

    Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2021, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2021 were as follows:

(in thousands)				Range
Type	Fair Value as of June 30, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$385,058	Market & income approach	EBITDA multiple	7.0x	70.0x	19.6x
			Revenue multiple	4.0x	19.5x	8.1x
			Discount rate	4.6%	9.1%	6.7%
	60,457	Market quote	Broker quote	N/A	N/A	N/A
	11,090	Other	N/A (1)	N/A	N/A	N/A
Second lien	15,700	Market & income approach	EBITDA multiple	19.5x	32.0x	23.1x
			Discount rate	7.1%	9.2%	8.1%
	$472,305

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
Revenue Recognition
    Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
    Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2021, we recognized PIK interest from investments of approximately $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2020, we recognized no PIK interest from investments.
    Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2021 and December 31, 2020, no investments were on non-accrual status.
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2021:

(in millions)	As of June 30, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$89.0	15.0%	$92.2	15.1%
Investment Rating 2	504.5	85.0%	518.0	84.9%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$593.5	100.0%	$610.2	100.0%
    As of June 30, 2021, all investments in our portfolio had an Investment Rating of 1 or 2.
    In response to the continuing impact of the COVID-19 pandemic and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of June 30, 2021:

(in millions)	As of June 30, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	—	—%	—	—%
Green	593.5	100.0%	610.2	100.0%
	$593.5	100.0%	$610.2	100.0%

Portfolio and Investment Activity
    The fair value of our investments was approximately $610.2 million in 58 portfolio companies at June 30, 2021 and approximately $468.0 million in 51 portfolio companies at December 31, 2020.
    The following table shows our portfolio and investment activity for the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended
(in millions)	June 30, 2021	June 30, 2020
New investments in 31 and 39 portfolio companies	$188.9	$239.9
Debt repayments in existing portfolio companies	(50.1)	(5.6)
Sales of securities in 0 and 3 companies	—	(3.5)
Change in unrealized appreciation on 20 and 28 portfolio companies	2.3	11.8
Change in unrealized depreciation on 47 and 7 portfolio companies	(4.7)	(0.3)
Recent Accounting Standards Updates
    See Part I—Financial Information—Note 12. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended June 30, 2021 and June 30, 2020
Revenue

	Three Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Interest income	$12,885	$3,697
Fee income	1,080	214
Total investment income	$13,965	$3,911
Our total investment income increased by approximately $10.1 million or 257%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. For the three months ended June 30, 2021, total investment income of approximately $14.0 million consisted of approximately $9.2 million in cash interest from investments, approximately $0.2 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $3.5 million, and approximately $1.1 million in fee income. The increase in interest income of approximately $9.2 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily attributable to larger invested balances, driven by the proceeds from drawdowns on Capital Commitments, and drawn balances on the Wells Credit Facility (as defined below) which was entered into in December 2020, and the accelerated amortization of purchase discounts on 7 of our investments which prepaid during the period. Fee income during the three months ended June 30, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 17 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Management fee	$998	$919
Less: management fee waiver	—	(766)
Net management fee	998	153
Interest and other credit facility expenses	1,288	153
Professional fees	150	167
Administrative expenses	143	50
Other general and administrative expenses	64	75
Organizational expenses	10	1
Net expenses	$2,653	$599
Our total net operating expenses increased by approximately $2.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Our management fee increased by $0.8 million, net of a management fee waiver, which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $1.1 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to our entrance into the Wells Credit Facility (as defined below) in December 2020.
Administrative expenses increased by approximately $0.1 million during the three months ended June 30, 2021 as compared to three months ended June 30, 2020 primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Our total professional fees, organizational expenses and total other general and administrative expenses for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 remained flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Net realized gains on investments	$—	$521
Net change in unrealized (depreciation) appreciation of investments	(3,627)	12,617
Net realized and unrealized (losses) gains	$(3,627)	$13,138
Our net realized and unrealized losses resulted in a net loss of approximately $3.6 million for the three months ended June 30, 2021 as compared to the net realized and unrealized gains resulting in a net gain of approximately $13.1 million for the three months ended June 30, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2021 was primarily driven by the early repayment of 7 of our investments during the period. The net gain for the three months ended June 30, 2020 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic.

Results of Operations for the Six Months Ended June 30, 2021 and June 30, 2020
Revenue

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Interest income	$22,267	$4,059
Fee income	1,999	663
Total investment income	$24,266	$4,722
Our total investment income increased by approximately $19.5 million or 414%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, total investment income of approximately $24.3 million consisted of approximately $16.8 million in cash interest from investments, approximately $0.3 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $5.2 million, and approximately $2.0 million in fee income. The increase in interest income of approximately $18.2 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily attributable to larger invested balances, driven by the proceeds from drawdowns on Capital Commitments, and drawn balances on the Wells Credit Facility (as defined below) which was entered into in December 2020, and the accelerated amortization of purchase discounts on 12 of our investments which prepaid during the period. Fee income during the six months ended June 30, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment, consent and underwriting fees received from 27 different portfolio companies.
Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Management fee	$1,886	$1,565
Less: management fee waiver	—	(1,358)
Net management fee	1,886	207
Interest and other credit facility expenses	2,130	202
Professional fees	307	277
Administrative expenses	264	74
Other general and administrative expenses	141	153
Organizational expenses	18	20
Net expenses before income taxes	4,746	933
Income tax expense	3	—
Net expenses	$4,749	$933
Our total net operating expenses increased by $3.8 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Our management fee increased by approximately $1.7 million, net of a management fee waiver, which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $1.9 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to our entrance into the Wells Credit Facility (as defined below) in December 2020.
Administrative expenses increased by approximately $0.2 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Our total professional fees, organizational expenses and total other general and administrative expenses for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 remained flat.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Net realized gains on investments	$—	$521
Net change in unrealized (depreciation) appreciation of investments	(2,438)	11,542
Net realized and unrealized (losses) gains	$(2,438)	$12,063
Our net realized and unrealized losses resulted in a net loss of approximately $2.4 million for the six months ended June 30, 2021 as compared to the net realized and unrealized gains resulting in a net gain of approximately $12.1 million for the six months ended June 30, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2021 was primarily driven by the early repayment of 12 of our investments during the period. The net gain for the six months ended June 30, 2020 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic.
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
The Investment Adviser, as the initial stockholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) (2) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2021, our asset coverage ratio was 281.97%.
    On January 27, 2020, we entered into Subscription Agreements with several investors providing for the private placement of shares of common stock.
There was no shares of common stock issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2021.
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
			(in thousands)
February 3, 2020	February 18, 2020	5,249,900	$52,499
March 12, 2020	March 26, 2020	5,250,000	52,500
April 20, 2020	May 4, 2020	10,500,000	105,000
		20,999,900	$209,999
On June 30, 2021 and December 31, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2021	December 31, 2020
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	324.3	324.3
% of Capital Commitments funded	53.0%	53.0%

At June 30, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $17.6 million and $37.1 million, respectively. Our cash used in operating activities for the six months ended June 30, 2021 and June 30, 2020, was approximately $140.7 million and $229.3 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments to purchase shares of our common stock.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Subscription Line for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020(1)
Interest expense	$—	(2)	$0.1		$0.1		$0.1
Non-usage fee	—	(2)	—	(2)	—	(2)	—	(2)
Amortization of financing costs	0.1		0.1		0.1		0.1
Weighted average interest rate	1.6%		1.9%		1.6%		2.0%
Effective interest rate	5.8%		3.5%		5.5%		4.0%
Average debt outstanding	$7.1		$17.3		$7.6		$14.7

(1)For the six months ended June 30, 2020, amounts represent the period from February 25, 2020 (commencement of the Wells Subscription Line) to June 30, 2020.
(2)For the three months ended June 30, 2021, the interest expense was less than $30 thousand. For the three and six months ended June 30, 2021 and June 30, 2020, the non-usage costs were each less than $30 thousand.
    As of June 30, 2021 and December 31, 2020, the outstanding balance on the Wells Subscription Line was $0.0 million and $8.0 million, respectively, and we were in compliance with the applicable covenants in the Wells Subscription Line on such date.
Wells Credit Facility — On December 23, 2020, our wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") as the borrower, the Investment Adviser as collateral manager, us as equityholder and seller, Wells Fargo Bank, National Association as the administrative agent and the collateral custodian and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $350.0 million which may increase in size, under certain circumstances, up to a total of $450.0 million. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.

    As of the most recent amendment on June 29, 2021, the Wells Credit Facility bears interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
For the three months ended June 30, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Credit Facility were $1.0 million, less than $60 thousand and $0.2 million, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility for the three months ended June 30, 2021 were 2.1% and 2.5%, respectively. For the six months ended June 30, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Credit Facility were $1.5 million, $0.1 million and $0.3 million, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility for the six months ended June 30, 2021 were 2.1% and 2.6%, respectively.
    As of June 30, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $216.0 million and $80.0 million, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Off-Balance Sheet Arrangements
    We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2021 and December 31, 2020, we had outstanding commitments to third parties to fund investments totaling $74.5 million and $81.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
    We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2021 and December 31, 2020, we had no commitment letters to purchase investments which could require funding in the future. As of June 30, 2021 and December 31, 2020, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2021 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Subscription Line (1)	$—	$—	$—	$—	$—
Wells Credit Facility (2)	216.0	—	—	216.0	—
Total Contractual Obligations	$216.0	$—	$—	$216.0	$—

(1)Under the terms of the Wells Subscription Line, all outstanding borrowings under that facility ($0.0 million as of June 30, 2021) must be repaid on the date 180 days after each borrowing date. As of June 30, 2021, there was approximately of $50.0 million of possible capacity remaining under the Wells Subscription Line. See "Borrowings", for material details on the Wells Subscription Line.
(2)Under the terms of the $350.0 million Wells Credit Facility, all outstanding borrowings under that facility ($216.0 million as of June 30, 2021) must be repaid on or before December 23, 2025. As of June 30, 2021, there was approximately $134.0 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
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
Distributions and Dividends
    Distributions declared for the six months ended June 30, 2021 totaled approximately $19.9 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the most recent fiscal year and current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2021
First Quarter	March 26, 2021	March 30, 2021	April 13, 2021	$0.2557
Second Quarter	June 25, 2021	June 29, 2021	July 13, 2021	0.2945
				$0.5502

December 31, 2020
Second Quarter	June 23, 2020	June 23, 2020	July 13, 2020	$0.1300
Third Quarter	September 25, 2020	September 29, 2020	October 13, 2020	0.2100
Fourth Quarter	December 28, 2020	December 30, 2020	January 13, 2021	0.1630
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
    We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of June 30, 2021, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our Wells Subscription Line and Wells Credit Facility are also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
    The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2021. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our floating rate revolving credit facility and subscription line, we use the outstanding balance as of June 30, 2021. Interest expense on our floating rate revolving credit facility and subscription line is calculated using the interest rate as of June 30, 2021, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2021, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
    Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.13%
Base Interest Rate	—%
+100 Basis Points	0.24%
+200 Basis Points	11.18%
+300 Basis Points	22.13%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
    As of June 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

Item 1.    Legal Proceedings
    We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2021. From time to time, we or our consolidated subsidiary be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended June 30, 2021 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.
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
10.2
Form of Amendment No.1 to Loan and Security Agreement, dated as of June 29, 2021, by and among New Mountain Finance Advisers BDC, L.L.C., as the collateral manager, NMF SLF I SPV, L.L.C., as the borrower, NMF SLF I, Inc, as the equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent, the collateral custodian, and the lenders party thereto.(3)

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
(2)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on March 25, 2021.
(3)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on July 6, 2021.
* Filed herewith.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2021.

NMF SLF I, Inc.
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)
By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)