Form 10-Q
period 2021-09-30
NMF SLF I, Inc.
filed 2021-11-12
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2021

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of November 12, 2021 was 51,572,662. As of September 30, 2021, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	NMF SLF I, Inc.
	Consolidated Statements of Assets and Liabilities as of September 30, 2021 (unaudited) and December 31, 2020	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited)*	4
	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited)*	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited)*	6
	Consolidated Schedule of Investments as of September 30, 2021 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2020	17
	Notes to the Consolidated Financial Statements of NMF SLF I, Inc. (unaudited)	23
	Report of Independent Registered Public Accounting Firm	42

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	59

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	60
Item 1A.	Risk Factors	60
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	62
	Signatures	63

*    Statements for the three and nine months ended September 30, 2020 were unconsolidated as NMF SLF I, Inc. was the only existing entity.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Non-controlled/non-affiliated investments at fair value (cost of $803,274 and $448,923, respectively)	$814,712	$468,027
Cash and cash equivalents	46,312	37,073
Interest receivable	3,786	1,791
Receivable from unsettled securities sold	582	—
Other assets	224	66
Total assets	$865,616	$506,957
Liabilities
Borrowings
Wells Credit Facility	$290,000	$80,000
Wells Subscription Line	—	8,000
Deferred financing costs (net of accumulated amortization of $803 and $192, respectively)	(3,186)	(2,919)
Net borrowings	286,814	85,081
Distribution payable	14,673	5,811
Payable for unsettled securities purchased	11,349	28,110
Management fee payable	1,272	682
Interest payable	477	52
Payable to affiliates	37	43
Other liabilities	573	466
Total liabilities	315,195	120,245
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 51,572,662 and 35,648,345 shares issued and outstanding, respectively	52	36
Paid in capital in excess of par	537,052	365,407
Accumulated undistributed earnings	13,317	21,269
Total net assets	$550,421	$386,712
Total liabilities and net assets	$865,616	$506,957
Number of shares outstanding	51,572,662	35,648,345
Net asset value per share	$10.67	$10.85
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020(1)	September 30, 2021	September 30, 2020(1)
Investment income
Interest income	$15,110	$5,771	$37,377	$9,830
Fee income	2,861	359	4,860	1,022
Total investment income	17,971	6,130	42,237	10,852
Expenses
Interest and other financing expenses	1,608	152	3,738	354
Management fee	1,272	919	3,158	2,484
Professional fees	173	152	480	429
Administrative expenses	182	67	446	141
Other general and administrative expenses	70	79	211	232
Organizational expenses	—	—	18	20
Total expenses	3,305	1,369	8,051	3,660
Less: management fees waived (See Note 5)	—	(689)	—	(2,047)
Net expenses	3,305	680	8,051	1,613
Net investment income before income taxes	14,666	5,450	34,186	9,239
Income tax expense	—	—	3	—
Net investment income	14,666	5,450	34,183	9,239
Net realized and unrealized gains (losses)
Net realized gains on investments	65	511	65	1,032
Net change in unrealized (depreciation) appreciation of investments	(5,228)	2,947	(7,666)	14,489
Net realized and unrealized (losses) gains	(5,163)	3,458	(7,601)	15,521
Net increase in net assets resulting from operations	$9,503	$8,908	$26,582	$24,760
Earnings per share (basic & diluted)	$0.22	$0.37	$0.70	$1.39
Weighted average shares of common stock outstanding - basic & diluted (2)(See Note 10)	42,251,397	23,831,686	38,116,661	17,762,235

(1)For the three and nine months ended September 30, 2020, amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
(2)For the nine months ended September 30, 2020, the Company's weighted average number of shares outstanding is based on the period from February 18, 2020 (commencement of operations) to September 30, 2020.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020(1)	September 30, 2021	September 30, 2020(1)
Increase (decrease) in net assets resulting from operations:
Net investment income	$14,666	$5,450	$34,183	$9,239
Net realized gains on investments	65	511	65	1,032
Net change in unrealized (depreciation) appreciation of investments	(5,228)	2,947	(7,666)	14,489
Net increase in net assets resulting from operations	9,503	8,908	26,582	24,760
Capital transactions
Net proceeds from shares of common stock sold	151,800	78,750	151,800	288,749
Offering costs	—	(19)	—	(215)
Distributions declared to stockholders from net investment income	(14,673)	(5,973)	(34,534)	(8,703)
Reinvestment of distributions	10,746	—	19,861	—
Total net increase in net assets resulting from capital transactions	147,873	72,758	137,127	279,831
Net increase in net assets	157,376	81,666	163,709	304,591
Net assets at the beginning of the period	393,045	222,238	386,712	(687)
Net assets at the end of the period	$550,421	$303,904	$550,421	$303,904

Capital share activity
Shares of common stock sold	14,094,708	7,443,289	14,094,708	28,443,189
Shares issued from the reinvestment of distributions	989,490	—	1,829,609	—
Net increase in shares of common stock outstanding	15,084,198	7,443,289	15,924,317	28,443,189

(1)For the three and nine months ended September 30, 2020, amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020(1)
Cash flows from operating activities
Net increase in net assets resulting from operations	$26,582	$24,760
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(65)	(1,032)
Net change in unrealized depreciation (appreciation) of investments	7,666	(14,489)
Amortization of purchase discount	(9,512)	(1,962)
Amortization of deferred financing costs	611	126
Non-cash investment income	(598)	(31)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(469,724)	(283,001)
Proceeds from sales and paydowns of investments	125,594	22,335
Cash paid for purchase of drawn portion of revolving credit facilities	(731)	(1,234)
Cash paid on drawn revolving credit facilities	(3,052)	(2,219)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	347	897
Cash repayments on drawn revolvers	3,390	1,745
Interest receivable	(1,995)	(1,618)
Receivable from unsettled securities sold	(582)	(486)
Deferred offering costs	—	164
Other assets	(158)	(67)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(16,761)	9,447
Interest payable	425	16
Management fee payable	590	230
Accrued organizational and offering expenses	—	(488)
Payable to affiliates	(6)	(287)
Other liabilities	184	207
Net cash flows used in operating activities	(337,795)	(246,987)
Cash flows from financing activities
Distributions paid	(5,811)	(2,730)
Net proceeds from issuance of common stock	151,800	288,749
Proceeds from Wells Subscription Line	—	92,000
Repayment of Wells Subscription Line	(8,000)	(92,000)
Proceeds from Wells Credit Facility	390,000	—
Repayment of Wells Credit Facility	(180,000)	—
Offering costs paid	—	(215)
Deferred financing costs paid	(955)	(421)
Net cash flows provided by financing activities	347,034	285,383
Net increase in cash and cash equivalents	9,239	38,396
Cash and cash equivalents at the beginning of the period	37,073	1
Cash and cash equivalents at the end of the period	$46,312	$38,397

Supplemental disclosure of cash flow information
Cash interest paid	$2,359	$188
Income taxes paid	23	—
Non-cash financing activities:
Distribution declared and payable	14,673	5,973
Value of shares issued in connection with reinvestment of distributions	19,861	—
Accrual for deferred financing costs	21	—

(1)For the nine months ended September 30, 2020, amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
September 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	First lien (2)	3.58% (L + 3.50%/M)	5/4/2020	6/1/2026	$1,960	$1,717	$1,953	0.35%
Total Funded Debt Investments - Canada					$1,960	$1,717	$1,953	0.35%
Funded Debt Investments - United States
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	4/20/2020	9/18/2023	$17,079	$16,502	$17,079
	First lien (2)(3)	6.75% (L + 5.75%/Q)	12/30/2020	9/18/2023	9,925	9,925	9,925
	First lien (2)(3)	6.75% (L + 5.75%/Q)	4/20/2020	9/18/2023	7,542	7,287	7,542
	First lien (2)(3)	6.75% (L + 5.75%/Q)	6/15/2021	9/18/2023	3,279	3,279	3,279
					37,825	36,993	37,825	6.87%
Higginbotham Insurance Agency, Inc.
Financial Services	First lien (2)(3)	6.25% (L + 5.50%/M)	11/19/2020	11/25/2026	23,906	23,748	24,145
	First lien (3)(4) - Drawn	6.25% (L + 5.50%/M)	11/19/2020	11/25/2026	5,502	5,462	5,559
					29,408	29,210	29,704	5.40%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/S)	2/6/2020	5/22/2026	15,252	15,183	15,252
	First lien (2)(3)	6.75% (L + 5.75%/S)	10/27/2020	5/22/2026	6,251	6,212	6,251
	First lien (3)	6.75% (L + 5.75%/S)	10/27/2020	5/22/2026	3,028	3,011	3,028
	First lien (3)	6.75% (L + 5.75%/S)	12/11/2020	5/22/2026	1,600	1,589	1,600
	First lien (2)(3)	6.75% (L + 5.75%/S)	8/13/2021	5/22/2026	1,028	1,025	1,028
					27,159	27,020	27,159	4.93%
Astra Acquisition Corp.
Software	First lien (2)(3)	5.50% (L + 4.75%/M)	2/26/2020	3/1/2027	25,278	25,196	25,278	4.59%
Diamondback Acquisition, Inc.
Software	First lien (2)	6.25% (L + 5.50%/Q)	9/13/2021	9/13/2028	25,393	25,140	25,139	4.57%
Apptio, Inc.
Software	First lien (3)	8.25% (L + 7.25%/S)	4/20/2020	1/10/2025	25,000	23,983	25,000	4.54%
Diligent Corporation
Software	First lien (2)(3)	7.25% (L + 6.25%/Q)	8/4/2020	8/4/2025	14,937	14,787	15,134
	First lien (2)(3)	6.75% (L + 5.75%/Q)	3/30/2021	8/4/2025	5,653	5,628	5,625
	First lien (2)(3)	6.75% (L + 5.75%/Q)	3/4/2021	8/4/2025	3,152	3,138	3,137
	First lien (3)	7.25% (L + 6.25%/Q)	8/4/2020	8/4/2025	788	780	798
					24,530	24,333	24,694	4.49%
Foundational Education Group, Inc.
Education	First lien (2)(3)	4.75% (L + 4.25%/S)	8/19/2021	8/31/2028	18,000	17,911	17,910
	Second Lien (2)(3)	7.00% (L + 6.50%/S)	8/19/2021	8/31/2029	6,488	6,456	6,456
					24,488	24,367	24,366	4.43%
Syndigo LLC
Software	First lien (2)	5.25% (L + 4.50%/S)	12/14/2020	12/15/2027	19,900	19,764	20,024
	Second Lien	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	4,000	3,974	4,005
					23,900	23,738	24,029	4.37%
iCIMS, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	20,025	19,238	20,025
	First lien (2)(3)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	3,905	3,752	3,905
					23,930	22,990	23,930	4.35%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
IG Investments Holdings, LLC
Business Services	First lien (2)	6.75% (L + 6.00%/Q)	9/22/2021	9/22/2028	$23,434	$23,200	$23,200	4.21%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)**
Business Services	First lien (3)	6.75% (L + 5.75%/Q)	12/11/2020	10/4/2027	18,724	18,600	18,677
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/Q)	6/3/2021	10/4/2027	1,093	1,087	1,090
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/Q)	8/13/2021	10/4/2027	278	277	277
					20,095	19,964	20,044	3.64%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)	7.00% (L + 6.00%/Q)	10/15/2020	11/26/2025	19,883	19,633	19,883	3.61%
Galway Borrower LLC
Financial Services	First lien (2)	6.00% (L + 5.25%/Q)	9/30/2021	9/29/2028	19,333	19,140	19,140	3.48%
Thermostat Purchaser III, Inc.
Business Services	First lien (2)(3)	5.25% (L + 4.50%/Q)	8/24/2021	8/31/2028	19,046	18,999	18,999	3.45%
Project Essential Bidco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	4/20/2021	4/20/2028	17,426	17,281	17,275	3.14%
Kaseya Inc.
Software	First lien (2)(3)	8.00% (L + 4.00% + 3.00% PIK/Q)*	6/29/2020	5/2/2025	10,226	9,992	10,226
	First lien (2)(3)	8.00% (L + 4.00% + 3.00% PIK/Q)*	9/8/2021	5/2/2025	3,271	3,243	3,271
	First lien (3)	8.00% (L + 4.00% + 3.00% PIK/Q)*	8/3/2020	5/2/2025	2,615	2,573	2,615
	First lien (3)	8.00% (L + 4.00% + 3.00% PIK/Q)*	6/29/2020	5/2/2025	1,003	975	1,003
					17,115	16,783	17,115	3.11%
DECA Dental Holdings LLC
Healthcare Services	First lien (2)(3)	6.50% (L + 5.75%/Q)	8/26/2021	8/28/2028	17,076	16,907	16,905	3.07%
Confluent Health, LLC
Healthcare Services	First lien (2)	5.08% (L + 5.00%/M)	10/30/2020	6/24/2026	16,738	16,570	16,780	3.05%
Eisner Advisory Group LLC
Financial Services	First lien (2)(3)	6.00% (L + 5.25%/Q)	8/16/2021	7/28/2028	16,835	16,752	16,751	3.04%
Allworth Financial Group, L.P.**
Business Services	First lien (2)(3)	6.00% (L + 5.00%/M)	12/21/2020	12/23/2026	15,342	15,202	15,188	2.76%
Granicus, Inc.
Software	First lien (2)(3)	7.25% (L + 6.25%/Q)	1/27/2021	1/29/2027	10,749	10,675	10,668
	First lien (3)	7.25% (L + 6.25%/Q)	1/27/2021	1/29/2027	3,010	2,989	2,987
	First lien (3)(4) - Drawn	7.00% (L + 6.00%/Q)	4/23/2021	1/29/2027	1,389	1,376	1,375
					15,148	15,040	15,030	2.73%
Associations, Inc.
Business Services	First lien (2)(3)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	12,500	12,439	12,438
	First lien (3)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	2,147	2,137	2,137
	First lien (3)(4) - Drawn	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	258	257	256
					14,905	14,833	14,831	2.69%
RealPage, Inc.
Business Services	Second Lien	7.25% (L + 6.50%/M)	2/18/2021	4/23/2029	14,250	14,147	14,600	2.65%
PDQ.com Corporation
Information Technology	First lien	6.00% (L + 5.00%/Q)	9/1/2021	8/27/2027	13,529	13,462	13,462	2.45%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
CentralSquare Technologies, LLC
Software	First lien (2)	3.88% (L + 3.75%/Q)	4/1/2020	8/29/2025	$13,547	$11,733	$12,607	2.29%
Instructure, Inc. **
Software	First lien (3)	6.50% (L + 5.50%/M)	3/24/2020	3/24/2026	10,497	10,445	10,497
	First lien (3)	6.50% (L + 5.50%/M)	12/22/2020	3/24/2026	1,623	1,598	1,623
					12,120	12,043	12,120	2.20%
Vehlo Purchaser, LLC
Software	First lien (3)	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	11,523	11,409	11,407
	First lien (3)(4) - Drawn	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	494	489	489
					12,017	11,898	11,896	2.16%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (2)	6.25% (L + 5.50%/M)	9/21/2021	9/27/2027	11,479	11,364	11,364	2.06%
MRI Software LLC
Software	First lien (2)(3)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	11,057	11,014	11,057
	First lien (3)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	124	124	124
					11,181	11,138	11,181	2.03%
Relativity ODA LLC
Software	First lien (3)	8.50% (L + 7.50% PIK/M)*	5/12/2021	5/12/2027	10,928	10,802	10,869	1.97%
RXB Holdings, Inc.
Healthcare Services	First lien (2)(3)	5.25% (L + 4.50%/S)	7/28/2021	12/20/2027	9,975	9,951	9,950	1.81%
Wrench Group LLC
Consumer Services	First lien (2)	5.50% (L + 4.50%/Q)	10/30/2020	4/30/2026	9,925	9,882	9,950	1.81%
CFS Management, LLC
Healthcare Services	First lien (2)(3)	6.50% (L + 5.50%/S)	9/1/2021	7/1/2024	8,900	8,846	8,900
	First lien (3)(4) - Drawn	6.50% (L + 5.50%/Q)	9/1/2021	7/1/2024	1,010	1,004	1,010
					9,910	9,850	9,910	1.80%
Bracket Intermediate Holding Corp.
Healthcare Services	First lien (2)	4.39% (L + 4.25%/Q)	3/30/2020	9/5/2025	9,597	8,444	9,593	1.74%
Xactly Corporation
Software	First lien (3)	8.25% (L + 7.25%/S)	6/5/2020	7/31/2023	9,449	9,154	9,449	1.72%
Bullhorn, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	9/11/2020	9/30/2026	9,214	9,155	9,214	1.67%
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(3)	6.25% (L + 5.50%/Q)	8/2/2021	8/2/2028	7,480	7,407	7,405	1.35%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)(3)	6.75% (L + 6.00%/S)	3/1/2021	3/1/2028	7,401	7,297	7,312	1.33%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (2)(3)	6.50% (L + 5.50%/Q)	4/28/2021	4/27/2027	6,983	6,950	6,948
	First lien (3)(4) - Drawn	7.00% (L + 6.00%/Q)	4/28/2021	4/27/2027	250	249	249
					7,233	7,199	7,197	1.31%
Cano Health, LLC**
Healthcare Services	First lien (2)	5.25% (L + 4.50%/S)	12/15/2020	11/23/2027	4,711	4,668	4,721
	First lien	5.25% (L + 4.50%/S)	12/15/2020	11/23/2027	2,381	2,359	2,386
					7,092	7,027	7,107	1.29%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	$6,433	$6,388	$6,409
	First lien (4) - Drawn	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	311	308	310
					6,744	6,696	6,719	1.22%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	6,229	6,205	6,229
	First lien (3)(4) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	377	376	377
					6,606	6,581	6,606	1.20%
Wirepath LLC
Distribution & Logistics	First lien (2)	4.83% (L + 4.75%/M)	10/27/2020	8/5/2024	6,500	6,168	6,507	1.18%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	7.00% (L + 6.00%/S)	3/13/2020	2/6/2026	5,443	5,422	5,443
	First lien (2)(3)	9.00% (L + 8.00%/S)	10/15/2020	8/6/2026	979	971	979
					6,422	6,393	6,422	1.17%
Infogain Corporation
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	7/30/2021	7/28/2028	6,178	6,133	6,132	1.11%
Maverick Bidco Inc.
Software	Second Lien (3)	7.50% (L + 6.75%/Q)	4/29/2021	5/18/2029	6,000	5,985	5,985	1.09%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(3)	6.25% (L + 5.25%/Q)	7/19/2021	7/19/2027	5,396	5,337	5,336
	First lien (3)(4) - Drawn	6.25% (L + 5.25%/M)	7/19/2021	7/19/2026	294	291	291
					5,690	5,628	5,627	1.02%
Sovos Compliance, LLC
Software	First lien (2)	5.00% (L + 4.50%/Q)	7/29/2021	8/11/2028	5,543	5,536	5,584	1.01%
eResearchTechnology, Inc.
Healthcare Services	First lien (2)	5.50% (L + 4.50%/M)	1/8/2021	2/4/2027	4,975	4,975	5,006	0.91%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(3)	6.00% (L + 5.25%/M)	6/30/2021	6/29/2027	4,966	4,918	4,916	0.89%
EyeCare Partners, LLC
Healthcare Services	First lien (2)	3.88% (L + 3.75%/Q)	4/16/2020	2/18/2027	4,932	4,145	4,912	0.89%
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)	5.75% (L + 4.75%/Q)	11/18/2020	7/9/2026	2,495	2,473	2,495
	First lien (2)(3)(4) - Drawn	5.75% (L + 4.75%/Q)	11/18/2020	7/9/2026	2,283	2,263	2,283
					4,778	4,736	4,778	0.87%
Appriss Holdings, Inc.
Business Services	First lien (2)	7.00% (L + 6.00%/Q)	10/14/2020	5/29/2026	4,764	4,724	4,764	0.87%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second Lien (2)(3)	7.50% (L + 6.75%/Q)	5/12/2021	5/18/2029	4,222	4,202	4,201	0.76%
Recorded Future, Inc.
Software	First lien (3)	7.00% (L + 6.00%/Q)	8/3/2020	7/3/2025	4,156	4,098	4,156	0.76%
Appriss Health, LLC
Business Services	First lien (3)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	4,063	4,024	4,045	0.73%
Calabrio, Inc.
Software	First lien (3)	8.00% (L + 7.00%/Q)	4/16/2021	4/16/2027	3,986	3,958	3,992	0.73%
Community Brands ParentCo, LLC
Software	First lien (2)(3)	5.00% (L + 4.00%/M)	7/30/2021	12/2/2022	3,990	3,975	3,990	0.72%
STATS Intermediate Holdings, LLC**
Business Services	First lien (2)	5.37% (L + 5.25%/Q)	8/9/2021	7/10/2026	3,982	3,982	3,982	0.72%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Safety Borrower Holdings LLC
Information Services	First lien (2)	6.75% (L + 5.75%/S)	9/1/2021	9/1/2027	$3,742	$3,723	$3,723	0.68%
USRP Holdings, Inc.
Federal Services	First lien (2)(3)	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	3,698	3,662	3,661	0.67%
Quartz Holding Company
Software	Second Lien (2)(3)	8.09% (L + 8.00%/M)	10/16/2020	4/2/2027	3,000	2,987	3,000	0.55%
MED ParentCo, LP
Healthcare Services	First lien (2)	4.33% (L + 4.25%/M)	4/30/2020	8/31/2026	2,363	2,086	2,362
	First lien	4.33% (L + 4.25%/M)	4/30/2020	8/31/2026	593	524	592
					2,956	2,610	2,954	0.54%
Geo Parent Corporation
Business Services	First lien (2)	5.33% (L + 5.25%/M)	5/29/2020	12/19/2025	2,955	2,861	2,940	0.53%
Sun Acquirer Corp.
Consumer Services	First lien (2)	6.50% (L + 5.75%/Q)	9/8/2021	9/8/2028	2,615	2,594	2,593
	First lien (4) - Drawn	6.50% (L + 5.75%/Q)	9/8/2021	9/8/2028	273	270	270
					2,888	2,864	2,863	0.52%
SpecialtyCare, Inc.
Healthcare Services	First lien (2)(3)	6.75% (L + 5.75%/Q)	6/18/2021	6/18/2028	2,890	2,847	2,846	0.52%
Bluefin Holding, LLC
Software	Second Lien (2)(3)	7.83% (L + 7.75%/M)	6/9/2020	9/3/2027	2,500	2,383	2,500	0.45%
Spring Education Group, Inc.
Education	First lien (2)	4.38% (L + 4.25%/Q)	3/23/2020	7/30/2025	2,461	1,923	2,398	0.44%
Heartland Dental, LLC
Healthcare Services	First lien (2)	3.58% (L + 3.50%/M)	4/8/2020	4/30/2025	1,969	1,603	1,956	0.36%
MH Sub I, LLC (Micro Holding Corp.)
Software	First lien (2)	3.58% (L + 3.50%/M)	3/23/2020	9/13/2024	1,475	1,247	1,473	0.27%
Vectra Co.
Business Products	First lien (2)	3.33% (L + 3.25%/M)	3/26/2020	3/8/2025	1,384	1,204	1,360	0.25%
Total Funded Debt Investments - United States					$816,029	$801,998	$813,449	147.79%
Total Funded Debt Investments					$817,989	$803,715	$815,402	148.14%
Total Funded Investments						$803,715	$815,402	148.14%
Unfunded Debt Investments - United States
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	8/4/2020	2/4/2022	$2,866	$(28)	$38
	First lien (3)(4) - Undrawn	—	8/4/2020	8/4/2025	2,369	(17)	—
					5,235	(45)	38	0.01%
Higginbotham Insurance Agency, Inc.
Financial Services	First lien (3)(4) - Undrawn	—	11/19/2020	11/25/2022	1,247	—	11	0.00%
Sovos Compliance, LLC
Software	First lien (2)(4) - Undrawn	—	7/29/2021	8/12/2023	957	—	7	0.00%
GC Waves Holdings, Inc.**
Business Services	First lien (2)(3)(4) - Undrawn	—	8/12/2021	8/11/2023	7,257	—	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	395	(1)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(4) - Undrawn	—	2/20/2020	2/20/2026	$324	$(2)	$—	—%
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)(4) - Undrawn	—	11/18/2020	11/23/2022	186	(2)	—	—%
MRI Software LLC
Software	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2022	195	—	—
	First lien (2)(3)(4) - Undrawn	—	3/24/2021	3/24/2022	3,126	—	—
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	780	(3)	—
					4,101	(3)	—	—%
Calabrio, Inc.
Software	First lien (3)(4) - Undrawn	—	4/16/2021	4/16/2027	480	(3)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	9/11/2020	9/30/2026	693	(4)	—	—%
Instructure, Inc. **
Software	First lien (3)(4) - Undrawn	—	3/24/2020	3/24/2026	1,294	(6)	—	—%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/3/2020	7/3/2025	500	(7)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	2/6/2020	5/22/2026	1,918	(8)	—	—%
CFS Management, LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	9/1/2021	9/1/2023	2,357	(15)	—	—%
Xactly Corporation
Software	First lien (3)(4) - Undrawn	—	6/5/2020	7/31/2023	551	(16)	—	—%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2023	1,543	(13)	—
	First lien (3)(4) - Undrawn	—	6/29/2020	5/2/2025	686	(17)	—
					2,229	(30)	—	—%
Appriss Health, LLC
Business Services	First lien (3)(4) - Undrawn	—	5/6/2021	5/6/2027	271	(3)	(1)	(0.00)%
Maverick Bidco Inc.
Software	Second Lien (3)(4) - Undrawn	—	4/29/2021	11/18/2022	800	—	(2)	(0.00)%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	4/28/2021	4/27/2027	750	(4)	(4)	(0.00)%
DCA Investment Holding, LLC
Healthcare Services	First lien (4) - Undrawn	—	3/12/2021	3/10/2023	1,279	—	(5)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	7/19/2021	7/19/2026	442	(5)	(5)	(0.00)%
Relativity ODA LLC
Software	First lien (3)(4) - Undrawn	—	5/12/2021	5/12/2027	1,061	(12)	(6)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Safety Borrower Holdings LLC
Information Services	First lien (4) - Undrawn	—	9/1/2021	9/1/2027	$333	$(2)	$(2)
	First lien (4) - Undrawn	—	9/1/2021	9/1/2022	831	—	(4)
					1,164	(2)	(6)	(0.00)%
SpecialtyCare, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	6/18/2021	6/18/2026	224	(3)	(3)
	First lien (3)(4) - Undrawn	—	6/18/2021	6/18/2023	268	—	(4)
					492	(3)	(7)	(0.00)%
USRP Holdings, Inc.
Federal Services	First lien (3)(4) - Undrawn	—	7/22/2021	7/23/2027	288	(3)	(3)
	First lien (3)(4) - Undrawn	—	7/22/2021	7/23/2023	480	—	(5)
					768	(3)	(8)	(0.00)%
Eisner Advisory Group LLC
Financial Services	First lien (3)(4) - Undrawn	—	8/16/2021	1/28/2022	1,684	—	(8)	(0.00)%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second Lien (2)(3)(4) - Undrawn	—	5/12/2021	5/18/2023	1,778	—	(9)	(0.00)%
Infogain Corporation
Software	First lien (3)(4) - Undrawn	—	7/30/2021	7/30/2026	1,236	(9)	(9)	(0.00)%
Thermostat Purchaser III, Inc.
Business Services	First lien (3)(4) - Undrawn	—	8/24/2021	8/31/2023	4,454	—	(11)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (4) - Undrawn	—	9/21/2021	9/27/2027	1,484	(15)	(15)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (4) - Undrawn	—	9/8/2021	9/8/2027	363	(3)	(3)
	First lien (4) - Undrawn	—	9/8/2021	9/8/2023	1,653	(6)	(14)
					2,016	(9)	(17)	(0.00)%
Granicus, Inc.
Software	First lien (3)(4) - Undrawn	—	4/23/2021	4/21/2023	911	—	(9)
	First lien (3)(4) - Undrawn	—	1/27/2021	1/29/2027	1,207	(8)	(9)
					2,118	(8)	(18)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (4) - Undrawn	—	9/22/2021	9/22/2027	1,825	(18)	(19)	(0.00)%
Project Essential Bidco, Inc.
Software	First lien (3)(4) - Undrawn	—	4/20/2021	4/20/2027	2,241	(18)	(19)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(4) - Undrawn	—	6/30/2021	6/29/2027	484	(5)	(5)
	First lien (3)(4) - Undrawn	—	6/30/2021	6/29/2023	1,696	—	(17)
					2,180	(5)	(22)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)**
Business Services	First lien (3)(4) - Undrawn	—	8/13/2021	10/4/2027	$93	$—	$—
	First lien (3)(4) - Undrawn	—	6/3/2021	6/3/2022	3,907	—	(10)
	First lien (3)(4) - Undrawn	—	8/13/2021	6/3/2022	5,929	—	(15)
					9,929	—	(25)	(0.01)%
ACI Group Holdings, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	8/2/2021	8/2/2027	787	(8)	(8)
	First lien (3)(4) - Undrawn	—	8/2/2021	8/2/2023	2,757	—	(28)
					3,544	(8)	(36)	(0.01)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	3/1/2021	3/1/2023	3,265	—	(39)	(0.01)%
Diamondback Acquisition, Inc.
Software	First lien (4) - Undrawn	—	9/13/2021	9/13/2023	4,237	—	(42)	(0.01)%
Associations, Inc.
Business Services	First lien (3)(4) - Undrawn	—	7/2/2021	7/2/2022	1,460	(7)	(7)
	First lien (3)(4) - Undrawn	—	7/2/2021	7/2/2027	1,476	(7)	(7)
	First lien (3)(4) - Undrawn	—	7/2/2021	1/2/2023	3,579	(17)	(18)
	First lien (3)(4) - Undrawn	—	7/2/2021	7/2/2023	3,579	(17)	(18)
					10,094	(48)	(50)	(0.01)%
PDQ.com Corporation
Information Technology	First lien (4) - Undrawn	—	9/1/2021	8/27/2027	2,206	(11)	(11)
	First lien (4) - Undrawn	—	9/1/2021	8/28/2023	9,265	(46)	(46)
					11,471	(57)	(57)	(0.01)%
Galway Borrower LLC
Financial Services	First lien (4) - Undrawn	—	9/30/2021	9/30/2027	1,481	(15)	(15)
	First lien (4) - Undrawn	—	9/30/2021	9/29/2023	4,444	—	(44)
					5,925	(15)	(59)	(0.01)%
DECA Dental Holdings LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	8/26/2021	8/26/2027	1,348	(13)	(14)
	First lien (3)(4) - Undrawn	—	8/26/2021	8/28/2023	5,842	—	(58)
					7,190	(13)	(72)	(0.02)%
Allworth Financial Group, L.P.**
Business Services	First lien (3)(4) - Undrawn	—	12/21/2020	12/23/2026	2,705	(24)	(27)
	First lien (3)(4) - Undrawn	—	12/21/2020	12/23/2022	4,637	—	(46)
					7,342	(24)	(73)	(0.02)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Net Assets
Vehlo Purchaser, LLC
Software	First lien (3)(4) - Undrawn	—	8/27/2021	8/27/2027	$1,975	$(20)	$(20)
	First lien (3)(4) - Undrawn	—	8/27/2021	8/28/2023	8,230	—	(82)
					10,205	(20)	(102)	(0.02)%
Total Unfunded Debt Investments - United States					$130,969	$(441)	$(690)	(0.13)%
Total Unfunded Debt Investments					$130,969	$(441)	$(690)	(0.13)%
Total Non-Controlled/Non-Affiliated Investments						$803,274	$814,712	148.01%
Total Investments						$803,274	$814,712	148.01%

(1)NMF SLF I, Inc. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is pledged as collateral for the Wells Credit Facility, a revolving credit facility among the Investment Adviser as collateral manager, NMF SLF I SPV, L.L.C. ("SLF I SPV") as the borrower, the Company as equityholder and seller, Wells Fargo Bank, National Association as the administrative agent and collateral custodian, and each of the lenders from time to time thereto. See Note 6. Borrowings, for details.
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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2021.
*    All or a portion of interest contains payment-in kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2021, 6.97% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands)
(unaudited)

September 30, 2021
Investment Type	Percent of Total Investments at Fair Value
First lien	95.00%
Second lien	5.00%
Total investments	100.00%

September 30, 2021
Industry Type	Percent of Total Investments at Fair Value
Software	46.21%
Business Services	18.31%
Healthcare Services	15.38%
Financial Services	8.04%
Education	3.29%
Information Technology	1.64%
Distribution & Logistics	1.60%
Consumer Services	1.57%
Specialty Chemicals & Materials	1.48%
Healthcare Information Technology	1.40%
Information Services	0.46%
Federal Services	0.45%
Business Products	0.17%
Total investments	100.00%

September 30, 2021
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%

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
(2)Investment is pledged as collateral for the Wells Credit Facility, a revolving credit facility among the Investment Adviser as collateral manager, NMF SLF I SPV, L.L.C. ("SLF I SPV") as the borrower, the Company as equityholder and seller, Wells Fargo Bank, National Association as the administrative agent and collateral custodian, and each of the lenders from time to time thereto. See Note 6. Borrowings, for details.
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

Notes to the Consolidated Financial Statements of
NMF SLF I, Inc.
September 30, 2021
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
NMF SLF I, Inc. (the "Company") is a Maryland corporation formed on January 23, 2019. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for United States ("U.S.") federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of September 30, 2021, the Company's top five industry concentrations were software, business services, healthcare services, financial services and education.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2021 and December 31, 2020.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2021, the Company recognized PIK interest from investments of $427 and $754, respectively. For both the three and nine months ended September 30, 2020, the Company recognized PIK interest from investments of $82.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2021 and December 31, 2020, no investments were on non-accrual status.
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
Income taxes—The Company has elected to be treated as a RIC under Subchapter M of the Code with the filing of its tax return for the year ended December 31, 2020, and intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its stockholders.
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

Distributions—Distributions to the Company's stockholders are recorded on the record date as set by the Company's board of directors. The Company intends to make distributions to its stockholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a semi-annual basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
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
Note 3. Investments
At September 30, 2021, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$763,140	$773,976
Second lien	40,134	40,736
Total investments	$803,274	$814,712
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$370,533	$376,469
Business Services	148,106	149,144
Healthcare Services	122,373	125,323
Financial Services	65,087	65,539
Education	26,290	26,764
Information Technology	13,405	13,405
Distribution & Logistics	12,747	13,113
Consumer Services	12,737	12,796
Specialty Chemicals & Materials	12,015	12,044
Healthcare Information Technology	11,397	11,385
Information Services	3,721	3,717
Federal Services	3,659	3,653
Business Products	1,204	1,360
Total investments	$803,274	$814,712

At December 31, 2020, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$439,596	$458,557
Second lien	9,327	9,470
Total investments	$448,923	$468,027
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$261,052	$269,913
Healthcare Services	55,197	58,988
Business Services	51,540	53,947
Financial Services	23,848	24,642
Distribution & Logistics	20,897	21,491
Consumer Services	16,136	16,353
Specialty Chemicals & Materials	6,435	6,482
Federal Services	4,997	5,645
Retail	4,052	4,763
Education	3,083	3,853
Business Products	1,686	1,950
Total investments	$448,923	$468,027
As of September 30, 2021, the Company had unfunded commitments on revolving credit facilities of $34,270 and no unfunded commitments on bridge facilities. As of September 30, 2021, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $96,699. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2021.
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

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of September 30, 2021:

	Total	Level I	Level II	Level III
First lien	$773,976	$—	$87,622	$686,354
Second lien	40,736	—	14,600	26,136
Total investments	$814,712	$—	$102,222	$712,490
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$458,557	$—	$93,680	$364,877
Second lien	9,470	—	—	9,470
Total investments	$468,027	$—	$93,680	$374,347
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2021:

	Total	First Lien	Second Lien
Fair value, June 30, 2021	$472,305	$456,605	$15,700
Total gains or losses included in earnings:
Net change in unrealized depreciation	(557)	(517)	(40)
Purchases, including capitalized PIK and revolver fundings	273,277	266,821	6,456
Proceeds from sales and paydowns of investments	(61,165)	(61,165)	—
Transfers into Level III (1)	38,642	34,622	4,020
Transfers out of Level III (1)	(10,012)	(10,012)	—
Fair value, September 30, 2021	$712,490	$686,354	$26,136
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(631)	$(591)	$(40)

(1)As of September 30, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2020:

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
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2021:

	Total	First Lien	Second Lien
Fair value, December 31, 2020	$374,347	$364,877	$9,470
Total gains or losses included in earnings:
Net change in unrealized appreciation	401	377	24
Purchases, including capitalized PIK and revolver fundings	426,814	410,172	16,642
Proceeds from sales and paydowns of investments	(74,507)	(74,507)	—
Transfers into Level III (1)	14,400	14,400	—
Transfers out of Level III (1)	(28,965)	(28,965)	—
Fair value, September 30, 2021	$712,490	$686,354	$26,136
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(159)	$(183)	$24

(1)As of September 30, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2020:

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
Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the three and nine months ended September 30, 2021 and September 30, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA or revenue) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2021 and December 31, 2020, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2021 and December 31, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2021 were as follows:

				Range
Type	Fair Value as of September 30, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$546,729	Market & income approach	EBITDA multiple	7.0x	70.0x	18.9x
			Revenue multiple	4.0x	19.5x	7.5x
			Discount rate	4.6%	9.1%	6.5%
	36,185	Market quote	Broker quote	N/A	N/A	N/A
	103,440	Other	N/A (1)	N/A	N/A	N/A
Second lien	22,131	Market & income approach	EBITDA multiple	61.3x	65.3x	63.3x
			Discount rate	7.1%	9.2%	7.8%
	4,005	Market quote	Broker quote	N/A	N/A	N/A
	$712,490

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
The fair value of the Wells Subscription Line (as defined below) and Wells Credit Facility (as defined below), which are categorized as Level III within the fair value hierarchy as of September 30, 2021 and December 31, 2020, approximates their carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
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

For the three and nine months ended September 30, 2021, $1,272 and $3,158, respectively, of gross management fees were incurred by the Company, which were not reduced by the management fee reductions described above. For the three and nine months ended September 30, 2020, $919 and $2,484, respectively, of gross management fees were incurred by the Company, which were reduced to net management fees of $230 and $437, respectively, due to the management fee reductions described above.
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

The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Subscription Line for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020(1)
Interest expense	$—	$83	$61	$187
Non-usage fee	25	16	68	41
Amortization of financing costs	53	53	157	126
Weighted average interest rate	—%	1.7%	1.6%	1.8%
Effective interest rate	—%	2.7%	7.6%	3.1%
Average debt outstanding	$—	$19,587	$5,011	$16,781

(1)For the nine months ended September 30, 2020, amounts represent the period from February 25, 2020 (commencement of the Wells Subscription Line) to September 30, 2020.
As of September 30, 2021 and December 31, 2020, the outstanding balance on the Wells Subscription Line was $0 and $8,000, respectively, and the Company was in compliance with the applicable covenants in the Wells Subscription Line on such date.
Wells Credit Facility — On December 23, 2020, the Company's wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") among SLF I SPV as the borrower, the Investment Adviser as collateral manager, the Company as equityholder and seller, Wells Fargo as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $350,000 which may increase in size, under certain circumstances, up to a total of $450,000. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
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
For the three months ended September 30, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Credit Facility were $1,155, $178 and $186, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility for the three months ended September 30, 2021 were 2.1% and 2.9%, respectively. For the nine months ended September 30, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Credit Facility were $2,672, $294 and $454, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility for the nine months ended September 30, 2021 were 2.1% and 2.8%, respectively.
As of September 30, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $290,000 and $80,000, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
Note 7. Regulation
The Company has elected to be treated as a RIC under Subchapter M of the Code with the filing of its tax return for the year ended December 31, 2020, and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company intends to make the requisite distributions to its stockholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2021, the Company had unfunded commitments on revolving credit facilities of $34,270, no outstanding bridge financing commitments and other future funding commitments of $96,699. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $10,466, no outstanding bridge financing commitments and other future funding commitments of $71,072. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of September 30, 2021 and December 31, 2020.
The Company also had revolving borrowings available under the Wells Subscription Line and Wells Credit Facility as of September 30, 2021 and December 31, 2020. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2021 and December 31, 2020, the Company had commitment letters to purchase investments in the aggregate par amount of $49,086 and $0, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide.
The Company has been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic and its impact on all aspects of the Company's business, including how it will impact the Company's portfolio companies, employees, due diligence and underwriting processes, and financial markets. Further, the operational and financial performance of the portfolio companies in which the Company makes investments may be significantly impacted by COVID-19, which may in turn impact the valuation of the Company's investments. The Company believes its portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, the Company continues to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
The extent of the continued impact of the COVID-19 pandemic on the financial performance of the Company's current and future investments will depend on future developments, including the duration and spread of the virus, how quickly vaccines will continue to be distributed nationwide and globally, whether "herd immunity" will be achieved, whether the restrictions that were imposed to slow the spread of the virus will be lifted entirely and the health of the financial markets and economy as a result of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies continue to be adversely impacted by the continued effects of the COVID-19 pandemic, the Company may experience a material adverse impact on its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.

Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at $0.001 per share par value.
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
August 16, 2021	August 30, 2021	14,094,708	$151,800
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
February 3, 2020	February 18, 2020	5,249,900	$52,499
March 12, 2020	March 26, 2020	5,250,000	52,500
April 20, 2020	May 4, 2020	10,500,000	105,000
August 13, 2020	August 27, 2020	7,443,289	78,750
		28,443,189	$288,749
The following table reflects the distributions declared on the Company's common stock for the nine months ended September 30, 2021.

Date Declared	Record Date	Payment Date	Per Share Amount
March 26, 2021	March 30, 2021	April 13, 2021	$0.2557
June 25, 2021	June 29, 2021	July 13, 2021	0.2945
September 28, 2021	September 29, 2021	January 13, 2022	0.2845
			$0.8347
The following table reflects the distributions declared on the Company's common stock for the nine months ended September 30, 2020.

Date Declared	Record Date	Payment Date	Per Share Amount
June 23, 2020	June 23, 2020	July 13, 2020	$0.1300
September 25, 2020	September 29, 2020	October 13, 2020	0.2100
			$0.3400

Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020(1)
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$9,503	$8,908	$26,582	$24,760
Denominator for basic & diluted weighted average share(1):	42,251,397	23,831,686	38,116,661	17,762,235
Basic & diluted earnings per share:	$0.22	$0.37	$0.70	$1.39

(1)For the nine months ended September 30, 2020, the Company's weighted average number of shares outstanding is based on the period from February 18, 2020 (commencement of operations) to September 30, 2020.

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2021 and September 30, 2020.

	Nine Months Ended
	September 30, 2021	September 30, 2020
Per share data: (1)
Net asset value, December 31, 2020 and February 18, 2020 (commencement of operations), respectively (2)	$10.85	$—
Net investment income	0.90	0.52
Net realized and unrealized (losses) gains (3)	(0.25)	0.35
Net increase in net assets resulting from operations	0.65	0.87
Issuance of shares of common stock	—	10.15
Distributions declared to stockholders from net investment income	(0.83)	(0.34)
Net asset value, September 30, 2021 and September 30, 2020, respectively	$10.67	$10.68
Total return (4)	6.22%	10.28%
Shares outstanding at end of period	51,572,662	28,443,289
Average weighted shares outstanding for the period (5)	38,116,661	17,762,235
Average net assets for the period (5)	$412,490	$182,743
Ratio to average net assets:
Net investment income (6)	11.08%	8.19%
Total expenses, before waivers (6)	2.61%	3.24%
Total expenses, net of waivers (6)	2.61%	1.42%

Average debt outstanding — Wells Subscription Line (7)	$5,011	$16,781
Average debt outstanding — Wells Credit Facility	$166,271	N/A
Asset coverage ratio (8)	289.80%	N/A
Portfolio turnover	23.08%	15.99%

Capital Commitments	$690,000	$525,000
Funded Capital Commitments	$517,500	$288,750
% of Capital Commitments funded	75.00%	55.00%

(1)For the nine months ended September 30, 2020, per share data is based on weighted average shares outstanding for the period from February 18, 2020 (commencement of operations) through September 30, 2020 (except for issuance of shares of common stock and distributions declared to stockholders, which are based on actual rate per share).
(2)February 18, 2020 is the date of commencement of operations, which was the date on which shares were issued to persons not affiliated with the Investment Adviser.
(3)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns which for the nine months ended September 30, 2021 and September 30, 2020 were $(0.05) and $(0.52) per share, respectively.
(4)For the nine months ended September 30, 2021, total return is calculated assuming a purchase at net asset value per share on the opening of the first day of the year and a sale at net asset value per share on the last day of the period. For the nine months ended September 30, 2020, total return is calculated assuming an initial purchase price of $10.00 per share and a sale at net asset value per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net asset value per share on the last day of the respective quarter. Total return calculation is not annualized.
(5)For the nine months ended September 30, 2020, average weighted shares outstanding and average net assets represent the period from February 18, 2020 (commencement of operations) to September 30, 2020.
(6)Annualized, except organizational and offering costs.
(7)For the nine months ended September 30, 2020, average debt outstanding represents the period from February 25, 2020 (commencement of the Wells Subscription Line) to September 30, 2020.

(8)As of September 30, 2020, the asset coverage ratio of the Company is not applicable as the Company had no debt outstanding.
N/A     Not applicable as the Company had not entered into the respective agreements.
Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended September 30, 2021 or September 30, 2020.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiary (the "Company"), including the consolidated schedule of investments, as of September 30, 2021, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2021, the consolidated statement of cash flows for the nine-month period ended September 30, 2021, and the related notes, and the statement of assets and liabilities, including the schedule of investments, as of September 30, 2020, and the related statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2020, the statement of cash flows for the nine-month period ended September 30, 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 12, 2021

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
Overview
We are a Maryland corporation formed on January 23, 2019. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in first lien and unitranche leveraged loans in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of September 30, 2021, our top five industry concentrations were software, business services, healthcare services, financial services and education.
As of September 30, 2021, our net assets were approximately $550.4 million and our portfolio had a fair value of approximately $814.7 million in 74 portfolio companies.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the U.S., have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the U.S. and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the U.S. are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of September 30, 2021:

(in thousands)	Total	Level I	Level II	Level III
First lien	$773,976	$—	$87,622	$686,354
Second lien	40,736	—	14,600	26,136
Total investments	$814,712	$—	$102,222	$712,490
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
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA or revenue) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30,

2021, we used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2021, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2021 were as follows:

(in thousands)				Range
Type	Fair Value as of September 30, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$546,729	Market & income approach	EBITDA multiple	7.0x	70.0x	18.9x
			Revenue multiple	4.0x	19.5x	7.5x
			Discount rate	4.6%	9.1%	6.5%
	36,185	Market quote	Broker quote	N/A	N/A	N/A
	103,440	Other	N/A (1)	N/A	N/A	N/A
Second lien	22,131	Market & income approach	EBITDA multiple	61.3x	65.3x	63.3x
			Discount rate	7.1%	9.2%	7.8%
	4,005	Market quote	Broker quote	N/A	N/A	N/A
	$712,490

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2021, we recognized PIK interest from investments of approximately $0.5 million and $0.8 million, respectively. For both the three and nine months ended September 30, 2020, we recognized PIK interest from investments of approximately $0.1 million.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2021 and December 31, 2020, no investments were on non-accrual status.

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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2021:

(in millions)	As of September 30, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$60.8	7.6%	$62.6	7.7%
Investment Rating 2	742.5	92.4%	752.1	92.3%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$803.3	100.0%	$814.7	100.0%
As of September 30, 2021, all investments in our portfolio had an Investment Rating of 1 or 2.
In response to the continuing impact of the COVID-19 pandemic and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of September 30, 2021:

(in millions)	As of September 30, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	—	—%	—	—%
Green	803.3	100.0%	814.7	100.0%
	$803.3	100.0%	$814.7	100.0%

Portfolio and Investment Activity
The fair value of our investments was approximately $814.7 million in 74 portfolio companies at September 30, 2021 and approximately $468.0 million in 51 portfolio companies at December 31, 2020.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020
New investments in 54 and 44 portfolio companies	$470.1	$282.1
Debt repayments in existing portfolio companies	(125.0)	(15.4)
Sales of securities in 1 and 6 companies	(0.6)	(6.9)
Change in unrealized appreciation on 16 and 34 portfolio companies	1.6	15.5
Change in unrealized depreciation on 68 and 4 portfolio companies	(9.3)	(1.0)
Recent Accounting Standards Updates
See Part I—Financial Information—Note 12. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2021 and September 30, 2020
Revenue

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Interest income	$15,110	$5,771
Fee income	2,861	359
Total investment income	$17,971	$6,130
Our total investment income increased by approximately $11.8 million or 193%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. For the three months ended September 30, 2021, total investment income of approximately $18.0 million consisted of approximately $10.3 million in cash interest from investments, approximately $0.5 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $4.3 million, and approximately $2.9 million in fee income. The increase in interest income of approximately $9.3 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily attributable to larger invested balances, driven by the proceeds from drawdowns on Capital Commitments, drawn balances on the Wells Credit Facility (as defined below) which was entered into in December 2020, and the accelerated amortization of purchase discounts on 9 of our investments which fully prepaid during the period. Fee income during the three months ended September 30, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 24 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Management fee	$1,272	$919
Less: management fee waiver	—	(689)
Net management fee	1,272	230
Interest and other credit facility expenses	1,608	152
Professional fees	173	152
Administrative expenses	182	67
Other general and administrative expenses	70	79
Net expenses	$3,305	$680
Our total net operating expenses increased by approximately $2.6 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Our management fee increased by $1.0 million, net of a management fee waiver, which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $1.5 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to our entrance into the Wells Credit Facility (as defined below) in December 2020.
Administrative expenses increased by approximately $0.1 million during the three months ended September 30, 2021 as compared to three months ended September 30, 2020 primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Our total professional fees and total other general and administrative expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 remained flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Net realized gains on investments	$65	$511
Net change in unrealized (depreciation) appreciation of investments	(5,228)	2,947
Net realized and unrealized (losses) gains	$(5,163)	$3,458
Our net realized gains and unrealized depreciation resulted in a net loss of approximately $5.2 million for the three months ended September 30, 2021 as compared to the net realized gains and unrealized appreciation resulting in a net gain of approximately $3.5 million for the three months ended September 30, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2021 was primarily driven by accelerated amortization recognized due to the early full repayment of 9 of our investments during the period, some of which were purchased with large discounts. The net gain for the three months ended September 30, 2020 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic.

Results of Operations for the Nine Months Ended September 30, 2021 and September 30, 2020
Revenue

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Interest income	$37,377	$9,830
Fee income	4,860	1,022
Total investment income	$42,237	$10,852
Our total investment income increased by approximately $31.4 million or 289%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, total investment income of approximately $42.2 million consisted of approximately $27.1 million in cash interest from investments, approximately $0.8 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $9.4 million, and approximately $4.9 million in fee income. The increase in interest income of approximately $27.5 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily attributable to larger invested balances, driven by the proceeds from drawdowns on Capital Commitments, drawn balances on the Wells Credit Facility (as defined below) which was entered into in December 2020, and the accelerated amortization of purchase discounts on 20 of our investments which fully prepaid during the period. Fee income during the nine months ended September 30, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment, assignment, consent and underwriting fees received from 48 different portfolio companies.
Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Management fee	$3,158	$2,484
Less: management fee waiver	—	(2,047)
Net management fee	3,158	437
Interest and other credit facility expenses	3,738	354
Professional fees	480	429
Administrative expenses	446	141
Other general and administrative expenses	211	232
Organizational expenses	18	20
Net expenses before income taxes	8,051	1,613
Income tax expense	3	—
Net expenses	$8,054	$1,613
Our total net operating expenses increased by $6.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Our management fee increased by approximately $2.7 million, net of a management fee waiver, which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $3.4 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to our entrance into the Wells Credit Facility (as defined below) in December 2020.
Administrative expenses increased by approximately $0.3 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Our total professional fees, organizational expenses and total other general and administrative expenses for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 remained flat.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Net realized gains on investments	$65	$1,032
Net change in unrealized (depreciation) appreciation of investments	(7,666)	14,489
Net realized and unrealized (losses) gains	$(7,601)	$15,521
Our net realized gains and unrealized depreciation resulted in a net loss of approximately $7.6 million for the nine months ended September 30, 2021 as compared to the net realized gains and unrealized appreciation resulting in a net gain of approximately $15.5 million for the nine months ended September 30, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2021 was primarily driven by accelerated amortization due to the early full repayment of 20 of our investments, some of which were purchased with large discounts. The net gain for the nine months ended September 30, 2020 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic.
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
The Investment Adviser, as the initial stockholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) (2) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2021, our asset coverage ratio was 289.80%.
On January 27, 2020, we entered into Subscription Agreements with several investors providing for the private placement of shares of common stock.
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
			(in thousands)
August 16, 2021	August 30, 2021	14,094,708	$151,800
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
			(in thousands)
February 3, 2020	February 18, 2020	5,249,900	$52,499
March 12, 2020	March 26, 2020	5,250,000	52,500
April 20, 2020	May 4, 2020	10,500,000	105,000
August 13, 2020	August 27, 2020	7,443,289	78,750
		28,443,189	$288,749

On September 30, 2021 and December 31, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2021	December 31, 2020
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	172.5	324.3
% of Capital Commitments funded	75.0%	53.0%
At September 30, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $46.3 million and $37.1 million, respectively. Our cash used in operating activities for the nine months ended September 30, 2021 and September 30, 2020, was approximately $337.8 million and $247.0 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments to purchase shares of our common stock.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Subscription Line for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended			Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020		September 30, 2021	September 30, 2020(1)
Interest expense	$—	$0.1		$0.1	$0.2
Non-usage fee	0.1	—	(2)	0.1	—	(2)
Amortization of financing costs	0.1	0.1		0.2	0.1
Weighted average interest rate	0.0%	1.7%		1.6%	1.8%
Effective interest rate	0.0%	2.7%		7.6%	3.1%
Average debt outstanding	$—	$19.6		$5.0	$16.8

(1)For the nine months ended September 30, 2020, amounts represent the period from February 25, 2020 (commencement of the Wells Subscription Line) to September 30, 2020.
(2)For the three and nine months ended September 30, 2020, the non-usage costs were each less than $30 thousand.
As of September 30, 2021 and December 31, 2020, the outstanding balance on the Wells Subscription Line was $0.0 million and $8.0 million, respectively, and we were in compliance with the applicable covenants in the Wells Subscription Line on such date.
Wells Credit Facility — On December 23, 2020, our wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") among SLF I SPV as the borrower, the Investment Adviser as collateral manager, us as equityholder and seller, Wells Fargo as the administrative agent and the collateral custodian and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $350.0 million which may increase in size, under certain circumstances, up to a total of $450.0 million. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
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
For the three months ended September 30, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Credit Facility were $1.2 million, $0.2 million and $0.2 million, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility for the three months ended September 30, 2021 were 2.1% and 2.9%, respectively. For the nine months ended September 30, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Credit Facility were $2.7 million, $0.3 million and $0.5 million, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility for the nine months ended September 30, 2021 were 2.1% and 2.8%, respectively.
As of September 30, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $290.0 million and $80.0 million, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2021 and December 31, 2020, we had outstanding commitments to third parties to fund investments totaling $131.0 million and $81.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2021 and December 31, 2020, we had commitment letters to purchase investments in the aggregate par amount of $49.1 million and $0.0 million, respectively, which could require funding in the future. As of September 30, 2021 and December 31, 2020, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2021 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Subscription Line (1)	$—	$—	$—	$—	$—
Wells Credit Facility (2)	290.0	—	—	290.0	—
Total Contractual Obligations	$290.0	$—	$—	$290.0	$—

(1)Under the terms of the Wells Subscription Line, all outstanding borrowings under that facility ($0.0 million as of September 30, 2021) must be repaid on the date 180 days after each borrowing date. As of September 30, 2021, there was approximately of $50.0 million of possible capacity remaining under the Wells Subscription Line. See "Borrowings", for material details on the Wells Subscription Line.
(2)Under the terms of the $350.0 million Wells Credit Facility, all outstanding borrowings under that facility ($290.0 million as of September 30, 2021) must be repaid on or before December 23, 2025. As of September 30, 2021, there was approximately $60.0 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared for the nine months ended September 30, 2021 totaled approximately $34.5 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the most recent fiscal year and current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2021
First Quarter	March 26, 2021	March 30, 2021	April 13, 2021	$0.2557
Second Quarter	June 25, 2021	June 29, 2021	July 13, 2021	0.2945
Third Quarter	September 28, 2021	September 29, 2021	January 13, 2022	0.2845
				$0.8347

December 31, 2020
Second Quarter	June 23, 2020	June 23, 2020	July 13, 2020	$0.1300
Third Quarter	September 25, 2020	September 29, 2020	October 13, 2020	0.2100
Fourth Quarter	December 28, 2020	December 30, 2020	January 13, 2021	0.1630
				$0.5030
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year. For the year ended December 31, 2020, total distributions declared were $14.5 million, of which the distributions were comprised of approximately 100.00% of ordinary income, 0.00% of long-term capital gains and 0.00% of a return of capital. Future distributions, if any, will be determined by our board of directors.
We intend to pay semi-annual distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a semi-annual basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of September 30, 2021, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our Wells Subscription Line and Wells Credit Facility are also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2021. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our floating rate revolving credit facility and subscription line, we use the outstanding balance as of September 30, 2021. Interest expense on our floating rate revolving credit facility and subscription line is calculated using the interest rate as of September 30, 2021, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2021, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.31%
Base Interest Rate	—%
+100 Basis Points	(0.52)%
+200 Basis Points	10.70%
+300 Basis Points	21.93%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

Item 1.    Legal Proceedings
We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2021. From time to time, we or our consolidated subsidiary be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended September 30, 2021 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.
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
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA's proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (the "ARRC"), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.
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
10.1
Form of Amendment No.1 to Loan and Security Agreement, dated as of June 29, 2021, by and among New Mountain Finance Advisers BDC, L.L.C., as the collateral manager, NMF SLF I SPV, L.L.C., as the borrower, NMF SLF I, Inc, as the equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent, the collateral custodian, and the lenders party thereto.(2)

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
(2)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on July 6, 2021.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2021.

NMF SLF I, Inc.
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)
By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)