Form 10-K
period 2021-12-31
NMF SLF I, Inc.
filed 2022-03-14
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2021

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of March 14, 2022 was 70,727,699. As of June 30, 2021, there was no established public market for the registrant's common stock.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

PART I
Item 1.    Business.
NMF SLF I, Inc. ("we", "us" or "our") was formed on January 23, 2019 as a corporation under the laws of the State of Maryland under our former name NMF Senior Loan Fund I, Inc. In January 2020, we changed our name to NMF SLF I, Inc. We are a non-diversified management investment company that, in January 2020, elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). With the filing of our tax return for the year ended December 31, 2020, we have elected to be treated with, and intend to comply with the requirements to continue to qualify annually, for United States federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
NMF SLF I SPV, L.L.C. ("SLF I SPV"), our wholly-owned direct subsidiary, was formed on December 9, 2020 in Delaware as a limited liability company whose assets are used to secure SLF I SPV's credit facility.
During any time that our underlying assets are considered for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Section 4975 of the Code, to be assets of employee benefit plans and other plans that purchase our shares, our investments and the activities of the Investment Adviser will be subject to and, in certain cases, limited by, such laws. Accordingly, all investors should carefully read "— ERISA Considerations" in this Annual Report on Form 10-K.
New Mountain Finance Advisers BDC, L.L.C.
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a five member investment committee, which is responsible for approving purchases and sales of our investments above $6.5 million in aggregate by issuer. For additional information on the investment committee, see "Investment Committee".
New Mountain Finance Administration, L.L.C.
New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator also maintains, or oversees the maintenance of, our consolidated financial records, our reports to stockholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). The Administrator performs the calculation and publication of the value of our net assets, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. The Administrator may also provide, on our behalf, significant managerial assistance to our portfolio companies.
Because (i) "benefit plan investors", as defined in Section 3(42) of ERISA, and any regulations promulgated thereunder ("Benefit Plan Investors"), hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, an unaffiliated third-party ("Sub-Administrator") has been engaged to independently value our investments, in consultation with the Investment Adviser. In accordance with the 1940 Act, the fair value of our investments is ultimately determined by the Board of directors (the "Board"). In addition, our Administrator is not entitled to reimbursement for our allocable portion of the compensation of, or other expenses pertaining to, any personnel employed by the Administrator or any of its affiliates that may perform services for us, including our chief financial officer, chief compliance officer and their respective staffs. Nor is the Administrator entitled to reimbursement for our allocable portion of its overhead expenses. In the event (i) Benefit Plan Investors do not hold 25% or more of our outstanding shares, or (ii) our shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs.
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
Investment Objective and Portfolio
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, our investments may also include equity interest. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of December 31, 2021, the Company's top five industry concentrations were software, healthcare services, business services, financial services and healthcare information technology. At December 31, 2021, our portfolio consisted of 87 portfolio companies and was invested 94.6% in first lien loans, 5.4% in second lien loans and 0.0% in equity and other, as measured at fair value versus 51 portfolio companies invested 98.0% in first lien loans and 2.0% in second lien loans, as measured at fair value at December 31, 2020.
The fair value of our investments, as determined in good faith by the Board, was approximately $1,070.1 million at December 31, 2021 and approximately $468.0 million at December 31, 2020.
The following table shows our portfolio and investment activity for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
(in millions)	2021	2020
New investments in 78 and 58 portfolio companies, respectively	$803.1	$471.7
Debt repayments in existing portfolio companies	(201.6)	(20.1)
Sales of securities in 3 and 6 portfolio companies, respectively	(4.5)	(6.9)
Change in unrealized appreciation on 20 and 46 portfolio companies, respectively	1.6	19.3
Change in unrealized depreciation on 86 and 5 portfolio companies, respectively	(11.6)	(0.2)

The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2021, calculated as a percentage of fair value as of December 31, 2021:

December 31, 2021
Portfolio Company	Percent of Total Investments at Fair Value
Frontline Technologies Group Holdings, LLC	3.5%
Higginbotham Insurance Agency, Inc.	2.9%
GS Acquisitionco, Inc.	2.8%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)	2.5%
Diamondback Acquisition, Inc.	2.4%
Apptio, Inc.	2.3%
Pye-Barker Fire & Safety, LLC	2.3%
Diligent Corporation	2.3%
Foundational Education Group, Inc.	2.3%
IG Investments Holdings, LLC	2.3%
Total	25.6%

December 31, 2021
Industry Type	Percent of Total Investments at Fair Value
Software	38.0%
Healthcare Services	13.1%
Business Services	12.5%
Financial Services	6.9%
Healthcare Information Technology	6.0%
Insurance Services	4.8%
Consumer Services	4.8%
Information Technology	4.2%
Education	2.5%
Consumer Products	2.0%
Total	94.8%
Certain Limitations on Investments
Our underlying assets are considered for purposes of ERISA and Section 4975 of the Code to be assets of certain employee benefit plans and other plans that purchase shares. Under such circumstances, our investments and the activities of the Investment Adviser are subject to and, in certain cases, limited by, such laws. Accordingly, all investors should carefully read "— ERISA Considerations" in this Annual Report on Form 10-K.
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
Investment Committee
The Investment Adviser is managed by a five member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $6.5 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein and John R. Kline. The fifth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Jack Qian served on the Investment Committee from August 2020 to July 2021. Beginning in August 2021, Kyle Peterson was appointed to the Investment Committee for a year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $6.5 million may be approved by our chief executive officer and our president. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
We may make investments through wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy‑remote characteristics. Our Board has oversight responsibility for our investment activities, including our investment in any subsidiary, and our role as sole shareholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as we do. We would "look through" any such subsidiary to determine compliance with our investment policies.
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2021:

(in millions)	As of December 31, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$67.3	6.3%	$69.0	6.4%
Investment Rating 2	993.6	93.7%	1,001.1	93.6%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$1,060.9	100.0%	$1,070.1	100.0%
As of December 31, 2021, all investments in our portfolio had an Investment Rating of 1 or 2

In response to the continuing impact of the COVID-19 pandemic and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of December 31, 2021:

(in millions)	As of December 31, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	—	—%	—	—%
Green	1,060.9	100.0%	1,070.1	100.0%
	$1,060.9	100.0%	$1,070.1	100.0%
As of December 31, 2021, all investments in our portfolio had a Risk Rating of Green.
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
Valuation of Portfolio Securities
At all times consistent with accounting principles generally accepted in the United States ("GAAP"), the 1940 Act and ERISA, if applicable, we will conduct a valuation of our assets, pursuant to which our net asset value is determined.
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
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:
a.Each portfolio company or investment is initially valued by the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser responsible for the credit monitoring; and
b.Preliminary valuation conclusions will then be documented and discussed with our senior management.
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
For all valuations, the valuation committee of our Board (the "Valuation Committee"), which consists solely of directors who are not "interested persons" of us, as such term is used under the 1940 Act (the "Independent Directors"), will review these preliminary valuations and our Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith; provided, however, because our assets are treated as "plan assets" for purposes of ERISA, the Sub-Administrator will determine valuations using only those valuation methodologies reviewed and approved by the Valuation Committee and our Board, and our Board will accept such valuations prepared by the Sub-Administrator in accordance therewith.
Operating and Regulatory Environment
As with other companies regulated by the 1940 Act, a BDC must adhere to certain regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to investments by a BDC in another investment company as well as transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. A BDC must be organized and have its principal place of business in the U.S., it must be operated for the purpose of investing in or lending to primarily private or thinly traded companies and it must make significant managerial assistance available to those companies whose securities are considered Qualifying Assets (as defined below) for the BDC.
We have a Board. A majority of our Board must be persons who are not interested persons, as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"). Since January 2020, when we elected to be regulated as a BDC, we have been prohibited from indemnifying any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. In addition, because our assets are treated as "plan assets" for purposes of ERISA, we are prohibited from indemnifying any person from any liability to the extent that such liability arose in connection with the breach by such person of his or her fiduciary duties under ERISA and expenses may only be advanced to the extent permitted under ERISA. Additionally, to provide additional shareholder protection, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, the Investment Adviser has purchased a fidelity bond satisfying the requirements of Section 412 of ERISA with respect to our assets owned by ERISA Plans. We bear the cost of such fidelity bond.
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
Taxation as a Regulated Investment Company
We have elected to be treated as a RIC under Subchapter M of the Code with the filing of our tax return for the year ended December 31, 2020, and intend to comply with the requirements to qualify and maintain our status as a RIC annually. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Rather, dividends distributed by us generally are taxable to our stockholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally do not pass through to our stockholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us.

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
The Private Offering
On January 27, 2020, we entered into separate subscription agreements with investors providing for the private placement of shares of our common stock pursuant to the private offering and may enter into additional subscription agreements from time to time. Each investor in the private offering of our common stock (the "Private Offering") has made, or will make, a capital commitment (each, a "Capital Commitment") to purchase shares of our common stock pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). As of December 31, 2021, we had aggregate Capital Commitments from investors of $690.0 million, none of which was undrawn.
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
The Investment Management Agreement was approved by our Board at the Board's initial board meeting on June 18, 2019 and was executed by us and the Investment Adviser on January 22, 2020. On November 19, 2020, our Board approved the Amended and Restated Investment Management Agreement, and we received a written consent of stockholders that approved, among other things, the Amended and Restated Investment Management Agreement. The Amended and Restated Investment Management Agreement was executed and became effective on December 13, 2020.
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
Pursuant to the Investment Management Agreement, as amended, for the period from January 22, 2020 through September 30, 2020 (the "Initial Fee Period"), the base management fee was calculated at an annual rate of 0.70% (the "Initial Fee Rate") of the aggregate Capital Commitments received at the initial acceptance of Capital Commitments, subject, to the adjustments described below. Specifically, the Initial Fee Rate was subject to reduction during all periods through September 30, 2020. Commencing with the quarterly period ending December 31, 2020 and through our investment period (the "Investment Period"), which commenced on February 18, 2020 (the "Initial Closing Date") and shall initially continue until the 48-month anniversary of the Initial Closing Date, the base management fee is calculated at an annual blended rate with respect to the Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.70% in the case of Assets Invested equal to or less than $500.0 million, and (ii) 0.60% in the case of Assets Invested of greater than $500.0 million, subject, in each case, to the adjustments in the manner set forth in the Investment Management Agreement, as amended. Specifically, the quarterly fee percentage will be subject to reduction throughout the Investment Period with respect to target Assets Invested in the manner set forth in the Investment Management Agreement, as amended. For the avoidance of doubt, the Management Fee paid at the end of any quarterly period shall be calculated based on the lower of the actual Assets Invested as of the end of any quarter and the target Assets Invested for that quarter. "Assets Invested" shall mean, as of the end of each quarterly period, the sum of our (i) drawn Capital Commitments, and (ii) outstanding principal on borrowings.
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
As of December 31, 2021, 9.61% of our total assets were non-qualifying assets.
Significant Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available to the issuer of its securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or its affiliate will provide such managerial assistance on our behalf to portfolio companies that accept our offer of managerial assistance.
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
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no temporary investments as of December 31, 2021.
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
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j‑1 under the 1940 Act (the "Code of Ethics") and the Investment Adviser has adopted a code of ethics (the "Adviser's Code of Ethics") pursuant to Rule 204A‑1 under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Code of Ethics and/or the Adviser's Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with either the Code of Ethics' or the Adviser's Code of Ethics' requirements, as applicable. The Code of Ethics is available on the SEC's website at www.sec.gov.
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
Proxy Voting Records
You may obtain, without charge, information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 1633 Broadway, 48th Floor, New York, New York 10019.
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
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public reporting companies that are not "emerging growth companies" including, but not limited to:
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
We expect to remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the end of the fiscal year in which the fifth anniversary of any initial public offering by us has occured, (iii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b‑2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which would occur if the market value of our shares that are held by non‑affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iv) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the preceding three‑year period. There is currently no public market for our shares of common stock and one is not expected to develop.

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
Available Information
We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information as required by the 1940 Act. The SEC maintains a website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at www.sec.gov.
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
If you have any questions regarding this policy or the treatment of your non-public personal information, please contact our Chief Compliance Officer at (212) 655-0291.

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
The Investment Adviser manages two other companies, other than us, that are regulated as BDCs and RICs. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under Subchapter M of the Code requires satisfaction of source‑of‑income, asset diversification and annual distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. If we fail to maintain our status as a BDC or qualify as a RIC, our operating flexibility could be significantly reduced.
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
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. The COVID-19 pandemic, and new variants of COVID, such as the Delta and Omicron variants, has led to, and for an unknown period of time, will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.
With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of  "non-essential"  businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, disruptions, significant reduction in demand of certain goods and services and practical aspects of their operations, as well as labor difficulties and shortages, and commodity inflation, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.
While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions and restrictions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Throughout 2020 and into 2021, travelers from the United States were not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. Travel restrictions continue and range from complete bans on U.S. travel to vaccination or testing requirements. These continued travel restrictions may prolong the global economic downturn. In addition, although the U.S. Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population has been vaccinated, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally or when "herd immunity" will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines and/or upticks in case numbers could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Additionally in 2020, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.
We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic on the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures and restrictions, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.
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
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the COVID-19 pandemic continues to rapidly evolve and has lead to the re-introduction of certain public health restrictions (as described above). Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruptions in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.
Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit, our investment originations, and/or our ability to grow, and they could have a material negative impact on our operating results and the fair values of our debt and equity investments.
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
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, as a result of the COVID-19 pandemic, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019 and December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The December 2021 legislation suspends the debt ceiling through early 2023, unless Congress takes legislative action to further extend or defer it. The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
There is potential for enhanced scrutiny and additional regulation of the private investment fund industry
Our ability to achieve our investment objectives, as well as our ability to conduct operations, is based on laws and regulations, as well as interpretations thereof, which are subject to change through legislative, judicial or administrative action. Future legislative, judicial or administrative action could adversely affect our ability to achieve our investment objectives, as well as our ability to conduct operations. Furthermore, if regulatory capital requirements from the Dodd‑Frank Act, Basel III, or other regulatory action are imposed on private lenders that provide us with financing (as defined below), the lenders may be required to limit, or increase the cost of, financing they provide to us. Among other things, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
There continues to be significant discussion regarding enhancing governmental scrutiny and/or increasing the regulation of the financial industry. On July 21, 2010, then‑President Obama signed into law the U.S. Dodd‑Frank Wall Street Reform and Consumer Protection Act (the "Dodd‑Frank Act"). A key feature of the Dodd‑Frank Act is the potential extension of prudential regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") to nonbank financial companies that are not currently subject to such regulation but that are determined to pose risk to the U.S. financial system. The Dodd‑Frank Act defines a "nonbank financial company" as a company that is predominantly engaged in activities that are financial in nature. The Financial Stability Oversight Council (the "FSOC"), an interagency body created to monitor and address systemic risk, has the authority to subject such a company to supervision and regulation by the Federal Reserve (including capital, leverage and liquidity requirements) if it determines that such company is systemically important, in that it poses a risk to the U.S. financial system. The Dodd‑Frank Act does not contain any minimum size requirements for such a determination by the FSOC, and it is possible that it could be applied to private funds, particularly large, highly‑leveraged funds, although no such funds have been designated as systemically important by the FSOC to date.
The Dodd‑Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with private investment funds and other provisions that have affected the private investment fund industry, either directly or indirectly. Included in the Dodd‑Frank Act is the so‑called "Volcker Rule," which contains restrictions on certain investors that are (or that have affiliates or certain interest in any entity that is) a bank or a bank‑related entity and/or have a connection to the U.S. in that regard from making and holding certain interests in private investment funds.
The Dodd‑Frank Act, as well as future related legislation, may have an adverse effect on the private investment fund industry generally and/or on New Mountain Capital or us, specifically. Therefore, there can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on New Mountain Capital or otherwise impede our activities.
These reforms and/or other similar legislation could increase our compliance costs and have an adverse effect on the private fund industry generally and/or on New Mountain Capital and us.
The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd‑Frank Act. On June 12, 2017, the U.S. Department of the Treasury issued recommendations for streamlining banking regulation and changing key features of the Dodd‑Frank Act and other measures taken by regulators following the most recent financial crisis. On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Reform Act") was signed into law. Among other regulatory changes, the Reform Act amends various sections of the Dodd‑Frank Act, including by modifying the Volcker Rule to exempt depository institutions that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets and significant trading assets and liabilities. The ultimate consequences of the Reform Act on us and our activities remain uncertain. Prospective investors should note that any significant changes in, among other things, banking and financial services regulation, including the regulation of the asset management industry, could have a material adverse impact on us and our activities.

As a registered investment adviser under the Advisers Act, the Investment Adviser is required to comply with a variety of periodic reporting and compliance‑related obligations under applicable federal and state securities laws (including, without limitation, the obligation of the Investment Adviser and its affiliates to make regulatory filings with respect to us and our activities under the Advisers Act (including, without limitation, Form PF and Form ADV)). In addition, the Investment Adviser is required to comply with a variety of regulatory reporting and compliance‑related obligations under applicable federal, state and foreign securities laws (including, without limitation, reports or notices in connection with the Directive (as defined below) and/or CFTC as well as other international jurisdiction‑specific obligations). In light of the heightened regulatory environment in which we and the Investment Adviser operate and the ever‑increasing regulations applicable to private investment funds and their investment advisors, it has become increasingly expensive and time‑consuming for us, the Investment Adviser and their affiliates to comply with such regulatory reporting and compliance‑related obligations. Additionally, we may in the future engage additional third‑party service providers to perform some or a significant portion of the reporting and compliance‑related matters and functions under our supervision (including draft preparation and the filing of Form PF), which could result in increased compliance costs and expenses. Any further increases in the regulations applicable to private investment funds generally or us and/or the Investment Adviser in particular may result in increased expenses associated with our activities and additional resources of the Investment Adviser being devoted to such regulatory reporting and compliance‑related obligations, which may reduce overall returns for the stockholders and/or have an adverse effect our ability to effectively achieve our investment objective.
Finally, increased reporting, registration and compliance requirements may divert the attention of personnel and the management teams of New Mountain Capital and/or portfolio companies, and may furthermore place us at a competitive disadvantage to the extent that New Mountain Capital or portfolio companies are required to disclose sensitive business information.
There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.
As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party and retained control of the House of Representatives. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our Board in accordance with our valuation policy.
Some of our investments are and may be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. We ((x) through an unaffiliated third-party firm in consultation with the Investment Adviser, to the extent that our assets are treated as "plan assets" for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as "plan assets" for purposes of ERISA) value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our Board in accordance with our valuation policy, which is at all times consistent with GAAP. See "Item 1. Business—Valuation of Portfolio Securities" for additional information on valuations in this Annual Report on Form 10-K.
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

Furthermore, under such circumstances where our assets are not treated as "plan assets" for purposes of ERISA, the types of factors that the Board may take into account in determining the fair value of our investments is generally expanded to include, as appropriate: available market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows and the markets in which it does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition transactions and the principal market and enterprise values. Since these valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value, on any given date, to be materially understated or overstated. In addition, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the realizable value that our investments might warrant.
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
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee, John R. Kline and Laura C. Holson, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2021 consisted of over 190 employees and senior advisors of New Mountain Capital and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
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
We may lose investment opportunities if our pricing, terms and structure do not match those of our competitors. With respect to the investments that we make, we do not seek to compete based primarily on the interest rates we may offer, and we believe that some of our competitors may make loans with interest rates that may be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. If we match our competitors' pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Part of our competitive advantage stems from the fact that we believe the market for middle market lending is underserved by traditional bank lenders and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. We may also compete for investment opportunities with accounts managed by the Investment Adviser or its affiliates. Although the Investment Adviser allocates opportunities in accordance with its policies and procedures, allocations to such other accounts reduces the amount and frequency of opportunities available to us and may not be in our best interests and, consequently, our stockholders. Moreover, the performance of investment opportunities is not known at the time of allocation. If we are not able to compete effectively, our business, financial condition and results of operations may be adversely affected. Because of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify or that we will be able to fully invest our available capital.
Our business, results of operations and financial condition depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective and to grow depends on the Investment Adviser's ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser's structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing on acceptable terms. The Investment Adviser has substantial responsibilities under the Investment Management Agreement and may also be called upon to provide significant managerial assistance to our eligible portfolio companies. These demands on the time of the Investment Adviser and its investment professionals may distract them or slow our rate of investment. In order to grow, we and the Investment Adviser may need to retain, train, supervise and manage new investment professionals. However, these investment professionals may not be able to contribute effectively to the work of the Investment Adviser. If we are unable to manage our future growth effectively, our business, results of operations and financial condition could be materially adversely affected.
We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us.
We may guarantee loans made to or in respect of us or our investments or enter into repurchase agreements in respect of investments ("Leverage Arrangements").
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
We may need additional capital to fund new investments and grow. We may also issue debt securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC tax treatment. As a result, these earnings will not be available to fund new investments. If we are unable to borrow from financial institutions, we may be unable to grow our business and execute our business strategy fully, and our earnings, if any, could decrease, which could have an adverse effect on the value of our securities.
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
We will accept investments from ERISA Plans
We have and intend to continue to accept investments from Benefit Plan Investors that are subject to oversight under ERISA. As a result, we expect that our assets will likely be deemed to be "plan assets" under the plan asset regulations promulgated by the DOL, unless (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, neither of which is permanently the case. As a result, we will be required to comply with additional fiduciary and regulatory burdens, including among other things, a requirement that we retain unaffiliated third-party firms to value our portfolio investments, rather than having initial valuations performed by our Investment Adviser. Such regulatory burdens will slow our investment process and potentially cause us to incur additional administrative expenses which could materially and adversely impact our net income and results of operations. Accordingly, all investors should carefully read "Item 1. Business — ERISA Considerations" in this Annual Report on Form 10-K.
Our ability to enter into transactions with our affiliates is restricted.
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of the Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions (including certain co‑investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub‑advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Investment Adviser, or entering into joint arrangements such as certain co‑investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We rely on exemptive relief granted to the Investment Adviser and certain of its affiliates by the SEC that allows us to engage in co‑investment transactions with other affiliated funds of the Investment Adviser, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Investment Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Investment Adviser, the Investment Adviser may determine that we will not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Investment Adviser may not have the opportunity to cause us to participate.
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
Some of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our Board determines the fair value of these securities in good faith, which will be based on valuations provided by unaffiliated third-party valuation firms in consulatation with the Investment Adviser if our assets are treated as "plan assets" for purposes of ERISA. In connection with this determination, to the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, investment professionals from the Investment Adviser may provide our Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, John R. Kline, a member of our Board, is an employee of our Investment Adviser. The participation of the Investment Adviser's investment professionals in our valuation process, and the employment relationship between a member of our Board and our Investment Adviser, could result in a conflict of interest.
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
If we fail to operate as a BDC, our business and operating flexibility could be significantly reduced.
We qualify as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly‑traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, or if we otherwise fail to operate as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed‑end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
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
We could experience fluctuations in our annual and quarterly operating results due to a number of factors, some of which are beyond our control, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities acquired and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other such securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by it and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships". Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our RIC tax treatment. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. Such quarterly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving stockholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions. In addition, our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K, including the COVID-19 pandemic. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to our stockholders could be limited. All distributions are paid at the discretion of the Board and depend on our earnings, financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. The distributions that we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.
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
There are special tax issues associated with investments in instruments that would be rated below investment grade
We expect to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to preserve our status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.
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
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio companies. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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
We are subject to risks related to corporate social responsibility
Our business faces increasing public scrutiny related to environmental, social and governance ("ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
Increased geopolitical unrest, terrorist attacks, or acts of war may affect any market for our common stock, impact the businesses in which we invest, and harm our business, operating results, and financial conditions.
The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries and various aspects thereof, including in prices of commodities, and could affect our financial results. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. Any terrorist attacks that occur at or near such assets would likely cause significant harm to employees, property and, potentially, the surrounding community, and may result in losses far in excess of available insurance coverage. As a result of global events and continued terrorism concerns, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees for claims resulting from acts of terrorism, war or similar events. As a result of a terrorist attack or terrorist activities in general, we may not be able to obtain insurance coverage and other endorsements at commercially reasonable prices or at all.
In addition, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties. Such events, including rising trade tensions between the United States and China; other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries; escalating border tensions and conflict between Russia and Ukraine; and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, we have annual investment income of at least $100.0 million, and we have been publicly reporting for at least 12 months and we have filed at least one annual report on Form 10-K) or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. There is currently no public market for our shares of common stock and one is not expected to develop.
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
We are an "Emerging Growth Company" Under the JOBS Act.
We are and will remain an "emerging growth company" as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of any exchange listing, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that are held by non‑affiliates exceeds $700.0 million as of the date of our most recently completed second fiscal quarter, we have annual investment income of at least $100.0 million, we have been publicly reporting for at least 12 months and we have filed at least one annual report on Form 10-K) and (b) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. There is currently no public market for our shares of common stock and one is not expected to develop. For so long as we remain an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active trading market for the shares and the share price may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We currently are and may to continue taking advantage of such extended transition periods.

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
We and our service providers are currently impacted by restrictions enacted by governments and private entities in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.
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
Companies in which we invest could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment or an economic downturn. As a result, companies which we expect to be stable may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. In some cases, the success of our investment strategy will depend, in part, on the ability to restructure and effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that any person (including us) will be able to successfully identify and implement such restructuring programs and improvements.
Although the Investment Adviser’s investment strategy includes a focus on tight control of risk, there can be no assurance that the various risks of an investment will be successfully controlled or that losses can be avoided.
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as those the U.S. and many other economies have recently experienced. Among other things, these companies:
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
•generally have less predictable operating results, may from time to time be parties to litigation and/or, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence;
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we ((x) through an unaffiliated third-party firm in consultation with the Investment Adviser, to the extent that our assets are treated as "plan assets" for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as "plan assets" for purposes of ERISA) may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments. We expect that certain of our investments will take the form of unfunded commitments that we will be contractually obligated to fund on the demand of a borrower or other counterparty. We will not be able to control when, or if, these unfunded debt commitments are funded.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to, among other things, (i) increase or maintain in whole or in part our equity ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow-on investments, subject to the availability of capital resources. If we fail to make follow-on investments, the continued viability of a portfolio company and our investment may, in some circumstances, be jeopardized, and we could miss an opportunity for us to increase our participation in a successful operation and our expected return on the investment may be reduced. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because of regulatory, tax, diversification or asset profiles or we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or such follow-on investments would adversely impact our ability to qualify for or maintain our RIC tax treatment.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies. We invest in portfolio companies at all levels of the capital structure. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, these debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. In addition, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying the senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
The disposition of our investments may result in contingent liabilities.
Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

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
We do not have influence over the day-to-day management of portfolio companies or their retention of effective personnel.
Each portfolio company's day‑to‑day operations are the responsibility of such portfolio company's management team. Although the Investment Adviser is responsible for monitoring the performance of each portfolio investment, there can be no assurance that the existing management team, or any successor thereto, will be able to successfully operate the portfolio company in accordance with our plans and objectives. The success of each portfolio company depends in substantial part upon the skill and expertise of each portfolio company's management team. Additionally, portfolio companies will need to attract, retain and develop executives and members of their management teams. The market for executive talent is, notwithstanding general unemployment levels or developments within a particular industry, extremely competitive. There can be no assurance that portfolio companies will be able to attract, develop, integrate and retain suitable members of its management team and, as a result, such investment and we may be adversely affected thereby.
Economic recessions, downturns or government spending cuts could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions, including those resulting from the COVID-19 pandemic, and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, subject to qualification for or maintenance of our RIC tax treatment, we will generally reinvest these proceeds in temporary investments, pending our future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting theses amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity.
Our performance may differ from our Investment Adviser's historical performance as our current investment strategy includes significantly more primary originations in addition to secondary market purchases.
Historically, our Investment Adviser's investment strategy consisted of both primary originations and secondary market purchases of debt securities. While loans that we originate and loans we purchase in the secondary market face many of the same risks associated with the financing of leveraged companies, we may be exposed to different risks depending on specific business considerations for secondary market purchases or origination of loans. Primary originations require substantially more time and resources for sourcing, diligencing and monitoring investments, which may consume a significant portion of our resources. Further, the valuation process for primary originations may be more cumbersome and uncertain due to the lack of comparable market quotes for the investment and would likely require more frequent review by a third-party valuation firm (to the extent not already required in the event that our assets are treated as "plan assets" for purposes of ERISA). This may result in greater costs for us and fluctuations in the quarterly valuations of investments that are primary originations. As a result, primary originations may result in different returns than the types of returns experienced from secondary market purchases of debt securities and may result in the partial or complete loss of your investment.
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
We may pay additional consulting fees to New Mountain Capital’s Executive Advisory Council.
The Investment Adviser may consult New Mountain Capital's Executive Advisory Council from time to time concerning general industry trends, related matters and specific investment diligence. Members of the Executive Advisory Council may be paid by us for project‑related consulting fees and reimbursed by us for their reasonable and documented out‑of‑pocket expenses in connection with specific diligence for a potential portfolio company.
Inflation and rising commodity prices may adversely impact our portfolio companies.
Inflation may affect our investments adversely in a number of ways. During periods of rising inflation, interest and distribution rates of any instruments we or entities related to portfolio investments may have issued could increase. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies. Portfolio companies may have fixed income streams and, therefore, be unable to pay the interest amounts and other payments on our portfolio investments. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
Through comprehensive new global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation ("EMIR"), Markets in Financial Investments Regulation ("MIFIR")/Markets in Financial Instruments Directive ("MIFID II")), certain over-the-counter derivatives transactions in which we may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as "swap dealers", "security-based swap dealers", "major swap participants", and "major security-based swap participants" who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The EU and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if we are not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, we may still be impacted to the extent we enter into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction's derivatives regulations.
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
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Prior to December 31, 2021, we typically used LIBOR as a reference rate in floating-rate loans extended to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR, including with respect to loans that mature after LIBOR is no longer available. Uncertainty relating to the LIBOR calculation process, the valuation of

LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.
Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates ("IBORs"). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee ("ARRC"), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.
On April 6, 2021, legislation was signed into law in the state of New York that provides that contracts, securities and instruments governed by New York law that reference USD LIBOR and that either lack benchmark fallback provisions or include ineffective benchmark fallback provisions in connection with USD LIBOR no longer being published or becoming non-representative, will, by operation of law, refer to a replacement benchmark rate based on SOFR. Despite the adoption of the New York legislation, successful legal challenges against the legislation may render it partially or wholly unconstitutional or unenforceable, e.g., based on other federal or state law grounds.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in certain situations, to still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.
There are risks associated with conducting due diligence of portfolio companies, including the risk of failing to predict certain conduct.
Before making portfolio investments, the Investment Adviser typically conducts due diligence that they deem reasonable and appropriate based on the facts and circumstances applicable to each portfolio investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social, governance and legal issues. When conducting due diligence and making an assessment regarding an investment, the Investment Adviser relies on the resources available to it, including information provided by the target of the investment and, in some circumstances, third‑party investigations. The due diligence investigation that the Investment Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the portfolio investment being successful. There can be no assurance that attempts to provide downside protection with respect to portfolio investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.

There can be no assurance that we will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the portfolio investment on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by any portfolio company or any of its affiliates, we may suffer a partial or total loss of capital invested in that portfolio company. An additional concern is the possibility of material misrepresentation or omission on the part of the portfolio company or the seller. Such inaccuracy or incompleteness may adversely affect the value of our securities and/or instruments in such portfolio company. We rely upon the accuracy and completeness of representations made by portfolio companies and/or their former owners in the due diligence process to the extent reasonable when it makes our investments, but cannot guarantee such accuracy or completeness. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our portfolio companies to varying degrees depending on the type of investment. For example, certain asset management, finance, administrative and other similar functions may be outsourced to a third‑party service provider whose fees and expenses will be borne by such portfolio company or us and will not offset the management fee. Such involvement of third‑party advisors or consultants may present a number of risks primarily relating to the Investment Adviser's reduced control of the functions that are outsourced. In addition, if the Investment Adviser is unable to timely engage third‑party providers, their ability to evaluate and acquire more complex targets could be adversely affected.
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
None of us, the Investment Adviser or their respective affiliates can provide any assurance whatsoever that we will be successful in choosing, making and realizing investments in any particular portfolio company or portfolio companies. There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the type of companies and transactions described herein. While we expect to make regular distributions of income, there can be no assurance that any stockholder will receive any distribution from us. Partial or complete sales, transfers or other dispositions of portfolio investments which may result in a return of capital or the realization of gains, if any, are generally not expected to occur for a number of years after an investment is made. Accordingly, an investment in us should only be considered by persons for whom a speculative, illiquid and long‑term investment is an appropriate component of a larger investment program and who can afford a loss of their entire investment.
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of our affiliates, including New Mountain Finance Corporation or New Mountain Guardian III BDC, LLC. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain its affiliates.
We are generally not permitted to invest in any portfolio company in which New Mountain Capital or any of its affiliates currently have an investment or to make any co‑investments with New Mountain Capital or its affiliates, except to the extent permitted by the 1940 Act, or pursuant to previously obtained exemptive orders. This may adversely affect the pace at which we make investments.
Original Issue Discount and PIK loans
To the extent that we invest in OID instruments, such as zero coupon bonds and loans with contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan's term and to the extent OID or

PIK interest constitutes a significant portion of our income, we will be exposed to risks associated with such income being required to be included in taxable income prior to receipt of cash, including the following:
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
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate stockholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2021 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate stockholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the stockholders. A non-corporate stockholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such stockholder (and beginning in 2026, will be deductible to such stockholder only to the extent they exceed 2% of such stockholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.
We do not currently intend for our shares to be listed on any national securities exchange.
There is currently no public market for our common stock, and a market for our common stock may never develop. Our common stock is not registered under the Securities Act of 1933, as amended, or any state securities law and is restricted as to transfer by law and the terms of our charter. Our stockholders generally may not sell, assign or transfer their shares without prior written consent of the Investment Adviser, which the Investment Adviser may grant or withhold in its sole discretion.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices are located at 1633 Broadway, 48th Floor, New York, New York 10019, where we occupy our office space pursuant to our Administration Agreement with the Administrator. The office space is shared with our Investment Adviser, our Administrator and New Mountain Capital. We believe that our current office facilities are suitable and adequate for our business as currently conducted.
Item 3.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of December 31, 2021. From time to time, we, or the Investment Adviser may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Common Equity
Market Information
Our outstanding shares will be offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") under Section 4(a)(2) and Regulation D promulgated thereunder. See "—Sales of Unregistered Securities" in this Annual Report on Form 10-K for more information. There is currently no public market for the shares, and we do not expect one to develop.
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
Stockholders
As of March 14, 2022, there were 4 holders of record of our shares of common stock.
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
On March 24, 2021, the Board adopted an "opt out" dividend reinvestment plan (the "Dividend Reinvestment Plan" or "DRIP") on behalf of our stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of our common stock. If a stockholder chooses to "opt out", then such stockholder will receive cash in lieu of shares of the Company’s common stock. We will only use newly-issued shares of Common Stock to implement the Dividend Reinvestment Plan. For the year ended December 31, 2021, we have issued 1,829,609 shares through the Dividend Reinvestment Plan.
Retention of Proceeds
Subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or preferred shares, during the Investment Period, we may retain, in whole or in part, any proceeds attributable to portfolio investments. Any retained proceeds that represent net investment income will be treated as a deemed distribution by us to the stockholders and a deemed re-contribution by the stockholders to us, and the aggregate undrawn commitments of all stockholders will be reduced accordingly. We may use the amounts so retained to make investments, pay our fees and expenses, repay our borrowings, or fund reasonable reserves for our future expenses or other obligations (including obligations to make indemnification advances and payments to the extent such advances and payments would be permitted under applicable law, including ERISA, if applicable); provided, however, that, after the expiration of the Investment Period, no part of such retained amounts will be used to make any investment for which we would not be permitted to draw down Commitments. We will treat any retained proceeds that represent net investment income as a deemed distribution to stockholders and a deemed re-contribution by the stockholders, and the aggregate undrawn commitments of all stockholders will be reduced accordingly. For the avoidance of doubt, even if the undrawn commitment of the shares becomes zero, we may continue to retain proceeds that represent net investment income as described above for the purpose of paying our operating costs (including expenses, the Management Fee, payments to the Administrator (because our assets are not treated as "plan assets" for purposes of ERISA—

See "Item 1. Business—The Administrator") and any indemnification obligations to the extent permitted under applicable law, including ERISA, if applicable) and debt service of any borrowings we have made.
Sales of Unregistered Securities
The following table summarizes the total shares of common stock issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act, and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the years ended December 31, 2021 and December 31, 2020:

Shares Issue Date	Shares Issued	Aggregate Offering Price (in millions)
Year Ended December 31, 2021
August 30, 2021	14,094,708	$151.8
December 15, 2021	16,166,822	172.5
	30,261,530	$324.3

Year Ended December 31, 2020
February 18, 2020	5,249,900	$52.5
March 26, 2020	5,250,000	52.5
May 4, 2020	10,500,000	105.0
August 27, 2020	7,443,289	78.7
December 10, 2020	7,205,056	77.0
	35,648,245	$365.7
Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to NMF SLF I, Inc., including its wholly-owned direct subsidiary (collectively, "we", "us", "our", or the "Company").
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
We conducted a private offering (the "Private Offering") of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any private offering, each investor in the Private Offering will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We commenced our loan origination and investment activities on the date we issued shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"), which occurred on February 18, 2020. We may conduct subsequent closings at times during our investment period (the "Investment Period"), which commenced on the Initial Closing Date and shall initially continue until the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of our outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be required to make capital contributions to purchase our common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the Subscription Agreement entered into with each investor, we shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of our then outstanding common stock.
On December 9, 2020, we established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. Prior to and through this date, financial information presented represents NMF SLF I, Inc. only.
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of December 31, 2021, our top five industry concentrations were software, healthcare services, business services, financial services and healthcare information technology.
As of December 31, 2021, our net assets were approximately $720.1 million and our portfolio had a fair value of, as determined in good faith by the board of directors, approximately $1,070.1 million in 87 portfolio companies.
Recent Developments
On January 13, 2022, we issued 2,988,215 shares of common stock through our DRIP.
On February 9, 2022, our board of directors appointed Joseph W. Hartswell as the Chief Compliance Officer and Corporate Secretary, effective March 4, 2022. In connection with the foregoing, Karrie J. Jerry submitted her resignation as an officer, effective March 4, 2022.
On February 10, 2022, our board of directors appointed Laura C. Holson as our Chief Operating Officer, effective February 15, 2022. As a result of Ms. Holson's promotion to Chief Operating Officer, John R. Kline relinquished the Chief Operating Officer title, effective February 15, 2022. Mr. Kline will continue to serve as President, Chairman of the Board and co-head of the credit business overall at New Mountain Capital.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the U.S., have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the U.S. and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks, including outbreaks of new variants such as the Delta and Omicron variants, will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the U.S. are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the U.S. and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

Although the U.S. Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population has been vaccinated, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when "herd immunity" will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.
This outbreak is having, and any future outbreaks could have, an adverse impact on the U.S. and global markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Annual Report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
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
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting estimates.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2021.
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
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the

EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the year ended December 31, 2021.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2021 and December 31, 2020, we recognized PIK interest from investments of approximately $1.3 million and $0.2 million, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2021 and December 31, 2020, no investments were on non-accrual status.
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2021:

(in millions)	As of December 31, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$67.3	6.3%	$69.0	6.4%
Investment Rating 2	993.6	93.7%	1,001.1	93.6%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$1,060.9	100.0%	$1,070.1	100.0%
As of December 31, 2021, all investments in our portfolio had an Investment Rating of 1 or 2.
In response to the continuing impact of the COVID-19 pandemic and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of December 31, 2021:

(in millions)	As of December 31, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	—	—%	—	—%
Green	1,060.9	100.0%	1,070.1	100.0%
	$1,060.9	100.0%	$1,070.1	100.0%
As of December 31, 2021, all investments in our portfolio had a Risk Rating of Green.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by the board of directors, was approximately $1,070.1 million in 87 portfolio companies at December 31, 2021 and approximately $468.0 million in 51 portfolio companies at December 31, 2020.
The following table shows our portfolio and investment activity for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
(in millions)	2021	2020
New investments in 78 and 58 portfolio companies, respectively	$803.1	$471.7
Debt repayments in existing portfolio companies	(201.6)	(20.1)
Sales of securities in 3 and 6 portfolio companies, respectively	(4.5)	(6.9)
Change in unrealized appreciation on 20 and 46 portfolio companies, respectively	1.6	19.3
Change in unrealized depreciation on 86 and 5 portfolio companies, respectively	(11.6)	(0.2)

Recent Accounting Standards Updates
See Part II—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards in this Annual Report on Form 10-K for details on recent accounting standards updates.
Results of Operations for the Years Ended December 31, 2021 and December 31, 2020
Results of Operations for the fiscal year ended December 31, 2019 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K filed on March 12, 2021, which is incorporated by reference herein.
Revenue

	Year Ended December 31,
(in thousands)	2021	2020
Interest income	$53,816	$16,235
Fee income	8,768	2,817
Total investment income	$62,584	$19,052
Our total investment income increased by approximately $43.5 million, or 228%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. For the year ended December 31, 2021, total investment income of approximately $62.6 million consisted of approximately $41.4 million in cash interest from investments, approximately $1.3 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $11.1 million and approximately $8.8 million in fee income. The increase in interest income of approximately $37.6 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily attributable to larger invested balances, driven by the proceeds from drawdowns on Capital Commitments, drawn balances on the Wells Credit Facility (as defined below) which was entered into during December 2020, and the accelerated amortization of purchase discounts on 29 of our investments which fully prepaid during the period. Fee income during the year ended December 31, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment, assignment, consent and underwriting fees received from 70 different portfolio companies.
Operating Expenses

	Year Ended December 31,
(in thousands)	2021	2020
Management fee	$4,618	$3,166
Less: management fee waiver	—	(2,047)
Net management fee	4,618	1,119
Interest and other financing expenses	5,845	499
Professional fees	681	534
Administrative expenses	681	242
Organizational expenses	18	60
Other general and administrative expenses	275	294
Net expenses before income taxes	12,118	2,748
Income tax expense, including excise tax	3	20
Net expenses after income taxes	$12,121	$2,768
Our total net operating expenses increased by approximately $9.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Our management fee increased by approximately $3.5 million, net of a management fee waiver, which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $5.3 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to our entrance into the Wells Credit Facility (as defined below) in December 2020.
Administrative expenses increased by approximately $0.4 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Our total professional fees, organizational expenses and total other general and administrative expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020 remained flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended December 31,
(in thousands)	2021	2020
Net realized gains on investments	$608	$1,041
Net change in unrealized (depreciation) appreciation of investments	(9,963)	19,104
Net realized and unrealized (losses) gains	$(9,355)	$20,145
Our net realized gains and unrealized depreciation resulted in a net loss of approximately $9.4 million for the year ended December 31, 2021 as compared to the net realized gains and unrealized appreciation resulting in a net gain of $20.1 million for the year ended December 31, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2021 was primarily driven by the accelerated amortization due to the early full repayment of 29 of our investments, some of which were purchased with large discounts. The net gain for the year ended December 31, 2020 was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
We expect to generate cash flows from investments and operations and borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
The Investment Adviser, as the initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2021, our asset coverage ratio was 326.5%.
On January 27, 2020, we entered into Subscription Agreements with several investors providing for the private placement of shares of common stock.
On December 31, 2021 and December 31, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	December 31, 2021	December 31, 2020
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	324.3
% of Capital Commitments funded	100.0%	53.0%
At December 31, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $21.4 million and $37.1 million, respectively. Our cash used in operating activities for the years ended December 31, 2021 and December 31, 2020, was approximately $562.5 million and $404.7 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2021 and December 31, 2020, we had outstanding commitments to third parties to fund investments totaling $186.5 million and $81.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2021 and December 31, 2020, we had commitment letters to purchase investments in the aggregate par amount of $25.4 million and $0.0 million, respectively, which could require funding in the future. As of December 31, 2021 and December 31, 2020, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
Wells Subscription Line — On February 25, 2020, we entered into a Revolving Credit Agreement (the "Wells Subscription Line") with Wells Fargo Bank, National Association ("Wells Fargo"). On December 3, 2021, all outstanding borrowings under the Wells Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments. Prior to termination, the Wells Subscription Line had a maximum facility amount of $50.0 million and we were permitted to borrow up to the lesser of $50.0 million and the Borrowing Base. The "Borrowing Base" was based upon the unfunded Capital Commitments of our subscribed investors that had been approved by Wells Fargo and met certain criteria.
From February 25, 2020 through March 25, 2020, the Wells Subscription Line bore interest at a rate of either LIBOR plus 1.55% per annum or Reference Rate (as defined by the Revolving Credit Agreement) plus 0.55% per annum. After March 25, 2020, the Wells Subscription Line bore interest at a rate of either LIBOR plus 1.50% per annum or Reference Rate plus 0.50% per annum. The Wells Subscription Line also charged a non-usage fee at a rate of (a) 0.20% per annum when the unused facility amount was greater than or equal to 50.0% of the maximum facility amount, or (b) 0.25% per annum when the unused facility amount was less than 50.0% of the maximum facility amount.
As of December 31, 2020, the outstanding balance on the Wells Subscription Line was $8.0 million, and we were in compliance with the applicable covenants in the Wells Subscription Line on such date.
See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the Wells Subscription Line for the years ended December 31, 2021 and December 31, 2020.
Wells Credit Facility — On December 23, 2020, our wholly-owned subsidiary, SLF I SPV, entered into the Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") among SLF I SPV as the borrower, the Investment Adviser as collateral manager, us as equityholder and seller, Wells Fargo as the administrative agent and the collateral custodian and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $450.0 million. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on June 29, 2021, the Wells Credit Facility bears interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
As of December 31, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $318.0 million and $80.0 million, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the Wells Credit Facility for the years ended December 31, 2021 and December 31, 2020.

Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2021 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$318.0	$—	$—	$318.0	$—
Total Contractual Obligations	$318.0	$—	$—	$318.0	$—

(1)        Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($318.0 million as of December 31, 2021) must be repaid on or before December 23, 2025. As of December 31, 2021, there was approximately $132.0 million of possible capacity remaining under the Wells Credit Facility. See "— Borrowings", for material details on the Wells Credit Facility.
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
Distributions and Dividends
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2021 and December 31, 2020, total distributions declared were $51.9 million and $14.5 million, respectively, of which the distributions were comprised of approximately 99.58% and 100.00%, respectively, of ordinary income, 0.42% and 0.00%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively, of a return of capital. Future distributions, if any, will be determined by our board of directors.
We intend to pay semi-annual distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a semi-annual basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
We maintain an "opt out" dividend reinvestment plan on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. For the year ended December 31, 2021, we have issued 1,829,609 shares through the DRIP. See Part II — Item 8— Financial Statements—Note 2. Summary of Significant Accounting Policies for additional details regarding our dividend reinvestment plan.
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

•We, the Investment Adviser and the Administrator have entered into a Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital has granted us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "NMF" name.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations and inflation. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of December 31, 2021, 100.00% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is subject to floating interest rates and is currently paid based on floating LIBOR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2021. Interest expense is calculated based on the terms of our outstanding revolving credit facility. For our floating rate revolving credit facility, we use the outstanding balance as of December 31, 2021. Interest expense on our floating rate revolving credit facility is calculated using the interest rate as of December 31, 2021, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.36%
Base Interest Rate	—%
+100 Basis Points	1.29%
+200 Basis Points	13.07%
+300 Basis Points	24.84%

Item 8.    Financial Statements and Supplementary Data

PAGE
AUDITED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	72
Consolidated Statements of Assets and Liabilities as of December 31, 2021 and December 31, 2020	73
Consolidated Statements of Operations for the years ended December 31, 2021 and December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019*	74
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2021 and December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019*	75
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019*	76
Consolidated Schedule of Investments as of December 31, 2021	77
Consolidated Schedule of Investments as of December 31, 2020	90
Notes to the Consolidated Financial Statements of NMF SLF I, Inc.	96

*    Statements for the year ended December 31, 2019 were unconsolidated as NMF SLF I, Inc. was the only existing entity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of NMF SLF I, Inc.
Opinion on the Consolidated Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of NMF SLF I, Inc. and subsidiary (the "Company"), including the consolidated schedule of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, cash flows, and the consolidated financial highlights for the years ended December 31, 2021 and 2020 and the period from January 23, 2019 (inception) to December 31, 2019, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, cash flows, and the financial highlights for the year ended December 31, 2021 and 2020 and the period from January 23, 2019 (inception) to December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agents and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

March 14, 2022
We have served as the Company’s auditor since 2019.

NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2021	December 31, 2020
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,060,947 and $448,923, respectively)	$1,070,088	$468,027
Cash and cash equivalents	21,426	37,073
Interest receivable	5,237	1,791
Other assets	337	66
Total assets	$1,097,088	$506,957
Liabilities
Borrowings
Wells Credit Facility	$318,000	$80,000
Wells Subscription Line	—	8,000
Deferred financing costs (net of accumulated amortization of $1,088 and $192, respectively)	(3,531)	(2,919)
Net borrowings	314,469	85,081
Distribution payable	32,021	5,811
Payable for unsettled securities purchased	27,781	28,110
Management fee payable	1,460	682
Interest payable	646	52
Payable to affiliates	114	43
Other liabilities	498	466
Total liabilities	376,989	120,245
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 67,739,484 and 35,648,345 shares issued and outstanding, respectively	68	36
Paid in capital in excess of par	707,361	365,407
Accumulated undistributed earnings	12,670	21,269
Total net assets	$720,099	$386,712
Total liabilities and net assets	$1,097,088	$506,957
Net asset value per share	$10.63	$10.85

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2021	2020	2019(1)
Investment income
Interest income	$53,816	$16,235	$—
Fee income	8,768	2,817	—
Total investment income	62,584	19,052	—
Expenses
Interest and other financing expenses	5,845	499	—
Management fee	4,618	3,166	—
Professional fees	681	534	56
Administrative expenses	681	242	—
Organizational expenses	18	60	627
Other general and administrative expenses	275	294	5
Total expenses	12,118	4,795	688
Less: management fees waived (See Note 5)	—	(2,047)	—
Net expenses	12,118	2,748	688
Net investment income (loss) before income taxes	50,466	16,304	(688)
Income tax expense, including excise tax	3	20	—
Net investment income (loss)	50,463	16,284	(688)
Net realized gains on investments	608	1,041	—
Net change in unrealized (depreciation) appreciation of investments	(9,963)	19,104	—
Net realized and unrealized (losses) gains	(9,355)	20,145	—
Net increase (decrease) in net assets resulting from operations	$41,108	$36,429	$(688)
Earnings (loss) per share (basic & diluted)	$0.97	$1.71	$(6,883.06)
Weighted average shares of common stock outstanding - basic & diluted (2)(See Note 11)	42,261,286	21,350,814	100

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019, and amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
(2)For the years ended December 31, 2020 and December 31, 2019, the Company's weighted average number of shares outstanding is based on the period from February 18, 2020 (commencement of operations) to December 31, 2020 and the period from April 15, 2019 (issuance of initial shares) to December 31, 2019, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Year Ended December 31,
	2021	2020	2019(1)
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$50,463	$16,284	$(688)
Net realized gains on investments	608	1,041	—
Net change in unrealized (depreciation) appreciation of investments	(9,963)	19,104	—
Net increase (decrease) in net assets resulting from operations	41,108	36,429	(688)
Capital transactions
Net proceeds from shares of common stock sold	324,300	365,699	1
Offering costs	—	(215)	—
Distributions declared to stockholders from net investment income	(51,882)	(14,514)	—
Reinvestment of distributions	19,861	—	—
Total net increase in net assets resulting from capital transactions	292,279	350,970	1
Net increase (decrease) in net assets	333,387	387,399	(687)
Net assets at the beginning of the period	386,712	(687)	—
Net assets at the end of the period	$720,099	$386,712	$(687)

Capital share activity
Shares of common stock sold	30,261,530	35,648,245	100
Shares issued from the reinvestment of distributions	1,829,609	—	—
Net increase in shares of common stock outstanding	32,091,139	35,648,245	100

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019, and amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019(1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$41,108	$36,429	$(688)
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(608)	(1,041)	—
Net change in unrealized depreciation (appreciation) of investments	9,963	(19,104)	—
Amortization of purchase discount	(11,109)	(3,085)	—
Amortization of deferred financing costs	896	192	—
Non-cash investment income	(1,191)	(99)	—
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(802,625)	(471,976)	—
Proceeds from sales and paydowns of investments	206,097	27,019	—
Cash paid for purchase of drawn portion of revolving credit facilities	(1,038)	(1,234)	—
Cash paid on drawn revolving credit facilities	(6,998)	(2,998)	—
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	553	1,559	—
Cash repayments on drawn revolvers	4,895	2,932	—
Interest receivable	(3,446)	(1,791)	—
Deferred offering costs	—	164	(164)
Other assets	(271)	(44)	(22)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(329)	28,110	—
Management fee payable	778	682	—
Interest payable	594	52	—
Accrued organizational and offering expenses	—	(488)	488
Payable to affiliates	71	(289)	332
Other liabilities	124	314	54
Net cash flows used in operating activities	(562,536)	(404,696)	—
Cash flows from financing activities
Distributions paid	(5,811)	(8,703)	—
Net proceeds from issuance of common stock	324,300	365,699	1
Proceeds from Wells Subscription Line	—	125,000	—
Repayment of Wells Subscription Line	(8,000)	(117,000)	—
Proceeds from Wells Credit Facility	458,000	80,000	—
Repayment of Wells Credit Facility	(220,000)	—	—
Offering costs paid	—	(215)	—
Deferred financing costs paid	(1,600)	(3,013)	—
Net cash flows provided by financing activities	546,889	441,768	1
Net (decrease) increase in cash and cash equivalents	(15,647)	37,072	1
Cash and cash equivalents at the beginning of the period	37,073	1	—
Cash and cash equivalents at the end of the period	$21,426	$37,073	$1
Supplemental disclosure of cash flow information
Cash interest paid	$3,868	$214	$—
Income taxes paid	23	—	—

Non-cash financing activities:
Distributions declared and payable	$32,021	$5,811	$—
Value of shares issued in connection with reinvestment of distributions	19,861	—	—
Accrual for offering costs	—	—	164
Accrual for deferred financing costs	6	98	—

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019, and amounts are unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(3)	6.25% (L + 5.25%/Q)	4/20/2020	9/18/2023	$17,036	$16,530	$17,036
	First lien (2)(3)	6.25% (L + 5.25%/Q)	12/30/2020	9/18/2023	9,900	9,900	9,900
	First lien (2)(3)	6.25% (L + 5.25%/Q)	4/20/2020	9/18/2023	7,523	7,300	7,523
	First lien (2)(3)	6.25% (L + 5.25%/Q)	6/15/2021	9/18/2023	3,270	3,270	3,270
					37,729	37,000	37,729	5.24%
Higginbotham Insurance Agency, Inc.
Insurance Services	First lien (2)(3)	6.25% (L + 5.50%/M)	11/19/2020	11/25/2026	23,906	23,754	24,086
	First lien (3)	6.25% (L + 5.50%/M)	11/19/2020	11/25/2026	6,749	6,701	6,800
					30,655	30,455	30,886	4.29%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/S)	2/6/2020	5/22/2026	24,604	24,492	24,604
	First lien (3)	6.75% (L + 5.75%/S)	2/6/2020	5/22/2026	4,616	4,586	4,616
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/Q)	2/6/2020	5/22/2026	911	908	911
					30,131	29,986	30,131	4.18%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)**
Financial Services	First lien (3)	6.75% (L + 5.75%/Q)	12/11/2020	10/4/2027	18,679	18,558	18,679
	First lien (3)	6.75% (L + 5.75%/Q)	6/3/2021	10/4/2027	5,000	4,977	5,000
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/Q)	8/13/2021	10/4/2027	3,155	3,147	3,155
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/Q)	8/13/2021	10/4/2027	143	142	143
					26,977	26,824	26,977	3.75%
Diamondback Acquisition, Inc.
Software	First lien (2)(3)	6.25% (L + 5.50%/M)	9/13/2021	9/13/2028	25,329	25,085	25,076	3.49%
Apptio, Inc.
Software	First lien (3)	8.25% (L + 7.25%/S)	4/20/2020	1/10/2025	25,000	24,049	25,000	3.47%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)	6.25% (L + 5.50%/Q)	10/15/2020	11/26/2027	19,833	19,597	19,833
	First lien (3)(4) - Drawn	6.25% (L + 5.50%/Q)	11/26/2021	11/26/2027	4,847	4,799	4,847
					24,680	24,396	24,680	3.43%
Diligent Corporation
Software	First lien (2)(3)	7.25% (L + 6.25%/Q)	8/4/2020	8/4/2025	14,899	14,758	15,046
	First lien (2)(3)	6.75% (L + 5.75%/Q)	3/30/2021	8/4/2025	5,639	5,615	5,611
	First lien (2)(3)	6.75% (L + 5.75%/Q)	3/4/2021	8/4/2025	3,144	3,131	3,129
	First lien (3)	7.25% (L + 6.25%/Q)	8/4/2020	8/4/2025	786	778	793
					24,468	24,282	24,579	3.42%
Foundational Education Group, Inc.
Education	First lien (2)	4.75% (L + 4.25%/S)	8/19/2021	8/31/2028	18,000	17,913	18,045
	Second Lien (2)	7.00% (L + 6.50%/S)	8/19/2021	8/31/2029	6,488	6,457	6,488
					24,488	24,370	24,533	3.41%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

IG Investments Holdings, LLC
Business Services	First lien (2)(3)	6.75% (L + 6.00%/Q)	9/22/2021	9/22/2028	$23,375	$23,149	$23,142
	First lien (3)(4) - Drawn	6.75% (L + 6.00%/M)	9/22/2021	9/22/2027	913	904	903
					24,288	24,053	24,045	3.35%
iCIMS, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	20,025	19,300	20,025
	First lien (2)(3)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	3,905	3,763	3,905
					23,930	23,063	23,930	3.32%
Syndigo LLC
Software	First lien (2)	5.25% (L + 4.50%/S)	12/14/2020	12/15/2027	19,850	19,719	19,900
	Second Lien	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	4,000	3,975	4,005
					23,850	23,694	23,905	3.32%
OA Buyer, Inc.
Healthcare Information Technology	First lien (2)	6.75% (L + 6.00%/Q)	12/20/2021	12/20/2028	23,816	23,580	23,579	3.27%
Associations, Inc.
Consumer Services	First lien (2)(3)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	12,582	12,523	12,519
	First lien (3)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	3,579	3,563	3,561
	First lien (3)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	3,579	3,563	3,561
	First lien (3)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	2,161	2,151	2,151
	First lien (3)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	1,720	1,712	1,711
					23,621	23,512	23,503	3.26%
PDQ.com Corporation
Information Technology	First lien (3)	6.00% (L + 5.00%/Q)	9/1/2021	8/27/2027	13,496	13,431	13,428
	First lien (3)	6.00% (L + 5.00%/Q)	9/1/2021	8/27/2027	9,245	9,201	9,198
					22,741	22,632	22,626	3.14%
Notorious Topco, LLC
Consumer Products	First lien (2)(3)	7.50% (L + 6.50%/Q)	11/23/2021	11/23/2027	21,266	21,109	21,106
	First lien (3)(4) - Drawn	7.50% (L + 6.50%/Q)	11/23/2021	5/24/2027	307	305	305
					21,573	21,414	21,411	2.97%
KWOR Acquisition, Inc.
Business Services	First lien (2)	6.00% (L + 5.25%/M)	12/22/2021	12/22/2028	20,764	20,609	20,609
	First lien (4) - Drawn	7.50% (P + 4.25%/Q)	12/22/2021	12/22/2027	288	286	286
					21,052	20,895	20,895	2.90%
Galway Borrower LLC
Insurance Services	First lien (2)(3)	6.00% (L + 5.25%/Q)	9/30/2021	9/29/2028	19,285	19,098	19,091
	First lien (3)	6.00% (L + 5.25%/Q)	9/30/2021	9/29/2028	1,330	1,317	1,317
					20,615	20,415	20,408	2.83%
CCBlue Bidco, Inc.
Healthcare Services	First lien (2)	7.00% (L + 3.50% + 2.75% PIK/Q)*	12/20/2021	12/21/2028	20,540	20,336	20,335	2.82%
Thermostat Purchaser III, Inc.
Business Services	First lien (2)	5.25% (L + 4.50%/M)	8/24/2021	8/31/2028	19,046	19,000	19,046
	First lien	5.25% (L + 4.50%/M)	8/24/2021	8/31/2028	938	933	938
					19,984	19,933	19,984	2.78%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Allworth Financial Group, L.P.**
Financial Services	First lien (2)	6.00% (L + 5.00%/M)	12/21/2020	12/23/2026	$15,303	$15,172	$15,150
	First lien (4) - Drawn	6.00% (L + 5.00%/M)	12/21/2020	12/23/2026	3,855	3,822	3,816
					19,158	18,994	18,966	2.63%
Stamps.com Inc.
Software	First lien (2)(3)	6.50% (L + 5.75%/Q)	10/5/2021	10/5/2028	11,721	11,608	11,604
	First lien (2)	6.50% (L + 5.75%/Q)	12/13/2021	10/5/2028	7,367	7,293	7,293
					19,088	18,901	18,897	2.62%
DECA Dental Holdings LLC
Healthcare Services	First lien (2)(3)	6.50% (L + 5.75%/Q)	8/26/2021	8/28/2028	17,033	16,870	16,863
	First lien (3)(4) - Drawn	6.50% (L + 5.75%/Q)	8/26/2021	8/28/2028	1,792	1,776	1,775
					18,825	18,646	18,638	2.59%
Eisner Advisory Group LLC
Financial Services	First lien (2)	6.00% (L + 5.25%/Q)	8/16/2021	7/28/2028	16,793	16,712	16,835
	First lien	6.00% (L + 5.25%/Q)	8/16/2021	7/28/2028	1,679	1,671	1,683
					18,472	18,383	18,518	2.57%
Kaseya Inc.
Software	First lien (2)(3)	7.50% (L + 5.50% + 1.00% PIK/Q)*	6/29/2020	5/2/2025	10,305	10,085	10,305
	First lien (2)(3)	7.50% (L + 5.50% + 1.00% PIK/Q)*	9/8/2021	5/2/2025	3,277	3,251	3,277
	First lien (3)	7.50% (L + 5.50% + 1.00% PIK/Q)*	8/3/2020	5/2/2025	2,626	2,587	2,626
	First lien (3)	7.50% (L + 5.50% + 1.00% PIK/Q)*	6/29/2020	5/2/2025	1,010	984	1,010
	First lien (3)(4) - Drawn	7.50% (L + 5.50% + 1.00% PIK/Q)*	9/8/2021	5/2/2025	648	643	648
					17,866	17,550	17,866	2.48%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (2)(3)	6.50% (L + 5.50%/A)	12/1/2021	4/27/2027	9,291	9,245	9,244
	First lien (2)(3)	6.50% (L + 5.50%/A)	4/28/2021	4/27/2027	6,965	6,933	6,930
	First lien (2)(3)	6.50% (L + 5.50%/A)	10/14/2021	4/27/2027	1,071	1,066	1,065
					17,327	17,244	17,239	2.39%
Project Essential Bidco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/S)	4/20/2021	4/20/2028	17,383	17,243	17,231	2.39%
Vehlo Purchaser, LLC
Software	First lien (3)	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	11,494	11,384	11,379
	First lien (3)(4) - Drawn	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	3,333	3,301	3,300
	First lien (3)(4) - Drawn	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	494	490	489
					15,321	15,175	15,168	2.11%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (2)	6.50% (L + 5.75%/Q)	12/27/2021	11/24/2028	15,262	15,071	15,071	2.09%
Granicus, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/Q)	1/27/2021	1/29/2027	10,722	10,651	10,642
	First lien (3)	7.50% (L + 6.50%/Q)	1/27/2021	1/29/2027	3,002	2,982	2,980
	First lien (3)(4) - Drawn	7.00% (L + 6.00%/Q)	4/23/2021	1/29/2027	1,389	1,376	1,375
					15,113	15,009	14,997	2.08%
RealPage, Inc.
Business Services	Second Lien	7.25% (L + 6.50%/M)	2/18/2021	4/23/2029	14,250	14,150	14,535	2.02%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CentralSquare Technologies, LLC
Software	First lien (2)	3.97% (L + 3.75%/Q)	4/1/2020	8/29/2025	$13,512	$11,804	$12,779	1.78%
Businessolver.com, Inc.
Software	First lien (2)	6.50% (L + 5.75%/S)	12/1/2021	12/1/2027	12,548	12,486	12,486	1.73%
Fortis Solutions Group, LLC
Packaging	First lien (2)(3)	6.25% (L + 5.50%/Q)	10/15/2021	10/13/2028	12,402	12,281	12,278	1.71%
AAH Topco, LLC
Consumer Services	First lien (2)	6.25% (L + 5.50%/Q)	12/22/2021	12/22/2027	11,873	11,755	11,755	1.63%
Recorded Future, Inc.
Software	First lien (2)	7.00% (L + 6.00%/Q)	12/30/2021	7/3/2025	7,500	7,463	7,463
	First lien	7.00% (L + 6.00%/Q)	8/3/2020	7/3/2025	4,146	4,091	4,125
					11,646	11,554	11,588	1.61%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (2)(3)	6.25% (L + 5.50%/Q)	9/21/2021	9/27/2027	11,450	11,339	11,335
	First lien (3)(4) - Drawn	6.25% (L + 5.50%/M)	9/21/2021	9/27/2027	158	157	157
					11,608	11,496	11,492	1.60%
MRI Software LLC
Software	First lien (2)(3)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	11,029	10,989	11,029
	First lien (3)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	319	317	319
	First lien (2)(3)	6.50% (L + 5.50%/Q)	3/24/2021	2/10/2026	103	103	103
					11,451	11,409	11,451	1.59%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)	6.50% (L + 5.75%/Q)	12/20/2021	12/21/2027	9,122	9,031	9,030
	First lien (4) - Drawn	6.50% (L + 5.75%/Q)	12/20/2021	12/21/2027	2,274	2,251	2,251
					11,396	11,282	11,281	1.57%
Pioneer Topco I, L.P.(6)
Pioneer Buyer I, LLC
Software	First lien (3)	7.75% (L + 7.00% PIK/Q)*	11/1/2021	11/1/2028	11,394	11,284	11,280	1.57%
Snap One Holdings Corp.**
Distribution & Logistics	First lien (2)	5.00% (L + 4.50%/M)	11/23/2021	12/8/2028	11,178	11,122	11,164	1.55%
Relativity ODA LLC
Software	First lien (3)	8.50% (L + 7.50% PIK/M)*	5/12/2021	5/12/2027	11,175	11,053	11,035	1.53%
LSCS Holdings, Inc.
Healthcare Services	First lien (2)	5.00% (L + 4.50%/Q)	11/23/2021	12/18/2028	10,460	10,434	10,485	1.46%
CFS Management, LLC
Healthcare Services	First lien (2)(3)	6.50% (L + 5.50%/S)	9/1/2021	7/1/2024	8,878	8,828	8,878
	First lien (3)(4) - Drawn	6.50% (L + 5.50%/Q)	9/1/2021	7/1/2024	1,601	1,593	1,601
					10,479	10,421	10,479	1.46%
Daxko Acquisition Corporation
Software	First lien (2)(3)	6.25% (L + 5.50%/Q)	10/15/2021	10/16/2028	10,546	10,444	10,440	1.45%
RXB Holdings, Inc.
Healthcare Services	First lien (2)	5.25% (L + 4.50%/S)	7/28/2021	12/20/2027	9,950	9,927	9,981	1.39%
Energize Holdco LLC
Business Services	Second Lien (2)	7.25% (L + 6.75%/Q)	11/19/2021	12/7/2029	10,000	9,950	9,950	1.38%
Bullhorn, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	9/11/2020	9/30/2026	9,748	9,690	9,748	1.35%
Bracket Intermediate Holding Corp.
Healthcare Services	First lien (2)	4.38% (L + 4.25%/Q)	3/30/2020	9/5/2025	9,572	8,487	9,562	1.33%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Xactly Corporation
Software	First lien (3)	8.25% (L + 7.25%/S)	6/5/2020	7/31/2023	$9,449	$9,191	$9,449	1.31%
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(3)	6.25% (L + 5.50%/Q)	8/2/2021	8/2/2028	7,461	7,390	7,386
	First lien (3)(4) - Drawn	6.25% (L + 5.50%/Q)	8/2/2021	8/2/2028	20	19	19
					7,481	7,409	7,405	1.03%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)(3)	6.75% (L + 6.00%/S)	3/1/2021	3/1/2028	7,401	7,300	7,290	1.01%
OEConnection LLC
Business Services	Second Lien (2)	7.50% (L + 7.00%/M)	12/17/2021	9/25/2027	7,360	7,287	7,287	1.01%
Cano Health, LLC**
Healthcare Services	First lien (2)	5.25% (L + 4.50%/S)	12/15/2020	11/23/2027	4,699	4,658	4,708
	First lien	5.25% (L + 4.50%/S)	12/15/2020	11/23/2027	2,375	2,354	2,379
					7,074	7,012	7,087	0.98%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	6,417	6,374	6,393
	First lien (4) - Drawn	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	620	615	617
					7,037	6,989	7,010	0.97%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	6,213	6,190	6,182
	First lien (4) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	245	245	244
					6,458	6,435	6,426	0.89%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	7.00% (L + 6.00%/S)	3/13/2020	2/6/2026	5,429	5,409	5,429
	First lien (2)(3)	9.00% (L + 8.00%/S)	10/15/2020	8/6/2026	977	969	977
					6,406	6,378	6,406	0.89%
Infogain Corporation
Software	First lien (2)(3)	6.75% (L + 5.75%/S)	7/30/2021	7/28/2028	6,163	6,119	6,117	0.85%
Maverick Bidco Inc.
Software	Second Lien (3)	7.50% (L + 6.75%/Q)	4/29/2021	5/18/2029	6,000	5,986	5,985	0.83%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(3)	6.25% (L + 5.25%/Q)	7/19/2021	7/19/2027	5,396	5,339	5,336
	First lien (3)(4) - Drawn	6.25% (L + 5.25%/M)	7/19/2021	7/19/2026	589	583	582
					5,985	5,922	5,918	0.82%
Sovos Compliance, LLC
Software	First lien (2)	5.00% (L + 4.50%/M)	7/29/2021	8/11/2028	5,543	5,536	5,567	0.77%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(3)	6.00% (L + 5.25%/S)	6/30/2021	6/29/2027	4,966	4,919	4,916
	First lien (3)(4) - Drawn	6.00% (L + 5.25%/M)	6/30/2021	6/29/2027	388	384	384
					5,354	5,303	5,300	0.74%
Beacon Pointe Harmony, LLC**
Financial Services	First lien (2)	6.00% (L + 5.25%/Q)	12/29/2021	12/29/2028	5,212	5,160	5,160	0.72%
eResearchTechnology, Inc.
Healthcare Services	First lien (2)	5.50% (L + 4.50%/M)	1/8/2021	2/4/2027	4,962	4,962	4,991	0.69%
EyeCare Partners, LLC
Healthcare Services	First lien (2)	3.97% (L + 3.75%/Q)	4/16/2020	2/18/2027	4,920	4,165	4,893	0.68%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)	5.75% (L + 4.75%/Q)	11/18/2020	7/9/2026	$2,488	$2,467	$2,488
	First lien (2)(3)(4) - Drawn	5.75% (L + 4.75%/Q)	11/18/2020	7/9/2026	2,277	2,258	2,277
					4,765	4,725	4,765	0.66%
KPSKY Acquisition Inc.
Industrial Services	First lien (2)(3)	6.25% (L + 5.50%/M)	10/19/2021	10/19/2028	4,427	4,384	4,383
	First lien (3)(4) - Drawn	7.75% (P + 4.50%/Q)	10/19/2021	10/19/2028	253	250	250
					4,680	4,634	4,633	0.64%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second Lien (2)(3)	7.50% (L + 6.75%/Q)	5/12/2021	5/18/2029	4,222	4,202	4,201	0.58%
USRP Holdings, Inc.
Federal Services	First lien (2)	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	3,689	3,654	3,652
	First lien	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	480	476	475
	First lien (4) - Drawn	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	5	5	5
					4,174	4,135	4,132	0.57%
Appriss Health, LLC
Healthcare Information Technology	First lien (3)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	4,063	4,025	4,022	0.56%
Community Brands ParentCo, LLC
Software	First lien (2)(3)	5.00% (L + 4.00%/M)	7/30/2021	12/2/2022	3,980	3,968	3,980	0.55%
STATS Intermediate Holdings, LLC**
Business Services	First lien (2)	5.41% (L + 5.25%/Q)	8/9/2021	7/10/2026	3,972	3,972	3,972	0.55%
Calabrio, Inc.
Software	First lien (3)	8.00% (L + 7.00%/Q)	4/16/2021	4/16/2027	3,986	3,959	3,962	0.55%
GC Waves Holdings, Inc.**
Financial Services	First lien (2)(3)(4) - Drawn	6.25% (L + 5.50%/Q)	8/12/2021	8/13/2026	3,847	3,813	3,847	0.54%
Safety Borrower Holdings LLC
Information Services	First lien (2)(3)	6.75% (L + 5.75%/S)	9/1/2021	9/1/2027	3,742	3,724	3,723	0.52%
Sun Acquirer Corp.
Consumer Services	First lien (2)(3)	6.50% (L + 5.75%/Q)	9/8/2021	9/8/2028	2,616	2,594	2,590
	First lien (3)(4) - Drawn	6.50% (L + 5.75%/Q)	9/8/2021	9/8/2028	1,030	1,021	1,020
					3,646	3,615	3,610	0.50%
Quartz Holding Company
Software	Second Lien (2)(3)	8.10% (L + 8.00%/M)	10/16/2020	4/2/2027	3,000	2,987	3,000	0.42%
MED ParentCo, LP
Healthcare Services	First lien (2)	4.35% (L + 4.25%/M)	4/30/2020	8/31/2026	2,357	2,093	2,359
	First lien	4.35% (L + 4.25%/M)	4/30/2020	8/31/2026	591	526	592
					2,948	2,619	2,951	0.41%
Geo Parent Corporation
Business Services	First lien (2)	5.35% (L + 5.25%/M)	5/29/2020	12/19/2025	2,947	2,859	2,932	0.41%
SpecialtyCare, Inc.
Healthcare Services	First lien (2)(3)	6.75% (L + 5.75%/Q)	6/18/2021	6/18/2028	2,890	2,849	2,846	0.40%
Bluefin Holding, LLC
Software	Second Lien (2)(3)	7.93% (L + 7.75%/Q)	6/9/2020	9/3/2027	2,500	2,387	2,500	0.35%
Spring Education Group, Inc.
Education	First lien (2)	4.47% (L + 4.25%/Q)	3/23/2020	7/30/2025	2,454	1,948	2,375	0.33%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

MH Sub I, LLC (Micro Holding Corp.)
Software	First lien (2)	3.60% (L + 3.50%/M)	3/23/2020	9/13/2024	$1,471	$1,262	$1,465	0.21%
VetCor Professional Practices LLC
Consumer Services	First lien (4) - Drawn	5.00% (L + 4.25%/Q)	12/3/2021	7/2/2025	1,405	1,398	1,398	0.19%
Vectra Co.
Business Products	First lien (2)	3.35% (L + 3.25%/M)	3/26/2020	3/8/2025	1,380	1,213	1,331	0.18%
Total Funded Debt Investments - United States					$1,053,347	$1,038,667	$1,048,508	145.61%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(3)	6.75% (L + 6.00%/Q)	10/1/2021	9/29/2028	$23,010	$22,786	$22,780	3.16%
Total Funded Debt Investments - Netherlands					$23,010	$22,786	$22,780	3.16%
Total Funded Debt Investments					$1,076,357	$1,061,453	$1,071,288	148.77%
Equity - United States
Pioneer Topco I, L.P.(6)
Software	Ordinary Shares(3)	—	11/1/2021	—	10	$—	$—	0.00%
Total Shares - United States						$—	$—	0.00%
Total Shares						$1,061,453	$1,071,288	148.77%
Total Funded Investments						$1,061,453	$1,071,288	148.77%
Unfunded Debt Investments - United States
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	8/4/2020	2/4/2022	$2,866	$(26)	$27
	First lien (3)(4) - Undrawn	—	8/4/2020	8/4/2025	2,369	(16)	—
					5,235	(42)	27	0.00%
Sovos Compliance, LLC
Software	First lien (2)(4) - Undrawn	—	7/29/2021	8/12/2023	957	—	4	0.00%
GC Waves Holdings, Inc.**
Financial Services	First lien (2)(3)(4) - Undrawn	—	8/12/2021	8/11/2023	3,403	—	—	—%
Thermostat Purchaser III, Inc.
Business Services	First lien (4) - Undrawn	—	8/24/2021	8/31/2023	3,516	—	—	—%
YLG Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	10/22/2021	10/22/2023	6,432	—	—	—%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)**
Financial Services	First lien (3)(4) - Undrawn	—	8/13/2021	6/3/2022	2,774	—	—
	First lien (3)(4) - Undrawn	—	8/13/2021	10/4/2027	228	(1)	—
					3,002	(1)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	395	(1)	—	—%
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)(4) - Undrawn	—	11/18/2020	11/23/2022	186	(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First lien (2)(3)(4) - Undrawn	—	3/24/2021	3/24/2022	$3,023	$—	$—
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	780	(3)	—
					3,803	(3)	—	—%
GS AcquisitionCo, Inc.
Software	First lien (3)(4) - Undrawn	—	10/7/2021	11/2/2022	1,864	—	—
	First lien (3)(4) - Undrawn	—	2/6/2020	5/22/2026	1,007	(6)	—
					2,871	(6)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	10/5/2021	11/8/2022	1,240	(3)	—
	First lien (3)(4) - Undrawn	—	9/11/2020	9/30/2026	693	(4)	—
					1,933	(7)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	11/26/2021	11/26/2023	5,691	—	—
	First lien (3)(4) - Undrawn	—	11/26/2021	11/26/2024	963	(9)	—
					6,654	(9)	—	—%
CFS Management, LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	9/1/2021	9/1/2023	1,766	(11)	—	—%
Xactly Corporation
Software	First lien (3)(4) - Undrawn	—	6/5/2020	7/31/2023	551	(14)	—	—%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2023	895	(8)	—
	First lien (3)(4) - Undrawn	—	6/29/2020	5/2/2025	686	(16)	—
					1,581	(24)	—	—%
Maverick Bidco Inc.
Software	Second Lien (3)(4) - Undrawn	—	4/29/2021	11/18/2022	800	—	(2)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	7/19/2021	7/19/2026	147	(2)	(2)	(0.00)%
Kele Holdco, Inc.
Distribution & Logistics	First lien (4) - Undrawn	—	2/20/2020	2/20/2026	456	(2)	(2)	(0.00)%
KPSKY Acquisition Inc.
Industrial Services	First lien (3)(4) - Undrawn	—	10/19/2021	10/19/2023	254	—	(3)	(0.00)%
Appriss Health, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	5/6/2021	5/6/2027	271	(2)	(3)	(0.00)%
USRP Holdings, Inc.
Federal Services	First lien (4) - Undrawn	—	7/22/2021	7/23/2027	283	(3)	(3)	(0.00)%
Calabrio, Inc.
Software	First lien (3)(4) - Undrawn	—	4/16/2021	4/16/2027	480	(3)	(3)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Recorded Future, Inc.
Software	First lien (4) - Undrawn	—	8/3/2020	7/3/2025	$500	$(6)	$(3)	(0.00)%
DCA Investment Holding, LLC
Healthcare Services	First lien (4) - Undrawn	—	3/12/2021	3/10/2023	970	—	(4)	(0.00)%
Safety Borrower Holdings LLC
Information Services	First lien (3)(4) - Undrawn	—	9/1/2021	9/1/2027	333	(2)	(2)
	First lien (3)(4) - Undrawn	—	9/1/2021	9/1/2022	831	—	(4)
					1,164	(2)	(6)	(0.00)%
SpecialtyCare, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	6/18/2021	6/18/2026	224	(3)	(3)
	First lien (3)(4) - Undrawn	—	6/18/2021	6/18/2023	268	—	(4)
					492	(3)	(7)	(0.00)%
Associations, Inc.
Consumer Services	First lien (3)(4) - Undrawn	—	7/2/2021	7/2/2027	1,476	(7)	(7)	(0.00)%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second Lien (2)(3)(4) - Undrawn	—	5/12/2021	5/18/2023	1,778	—	(9)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (3)(4) - Undrawn	—	9/22/2021	9/22/2027	913	(9)	(9)	(0.00)%
Infogain Corporation
Software	First lien (3)(4) - Undrawn	—	7/30/2021	7/30/2026	1,236	(8)	(9)	(0.00)%
PDQ.com Corporation
Information Technology	First lien (3)(4) - Undrawn	—	9/1/2021	8/27/2027	2,206	(10)	(11)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2027	363	(3)	(4)
	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2023	896	(7)	(9)
					1,259	(10)	(13)	(0.00)%
Relativity ODA LLC
Software	First lien (3)(4) - Undrawn	—	5/12/2021	5/12/2027	1,061	(12)	(13)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	9/21/2021	9/27/2027	1,326	(13)	(13)	(0.00)%
Businessolver.com, Inc.
Software	First lien (4) - Undrawn	—	12/1/2021	12/1/2023	3,378	—	(17)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(4) - Undrawn	—	6/30/2021	6/29/2027	97	(1)	(1)
	First lien (3)(4) - Undrawn	—	6/30/2021	6/29/2023	1,696	—	(17)
					1,793	(1)	(18)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Granicus, Inc.
Software	First lien (3)(4) - Undrawn	—	1/27/2021	1/29/2027	$1,207	$(8)	$(9)
	First lien (3)(4) - Undrawn	—	4/23/2021	4/21/2023	911	—	(9)
					2,118	(8)	(18)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First lien (4) - Undrawn	—	12/22/2021	12/22/2027	2,596	(19)	(19)	(0.00)%
Project Essential Bidco, Inc.
Software	First lien (3)(4) - Undrawn	—	4/20/2021	4/20/2027	2,241	(17)	(19)	(0.00)%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (4) - Undrawn	—	12/27/2021	5/24/2024	1,630	—	(20)	(0.00)%
Pioneer Topco I, L.P.(6)
Pioneer Buyer I, LLC
Software	First lien (3)(4) - Undrawn	—	11/1/2021	11/1/2027	2,045	(20)	(20)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (3)(4) - Undrawn	—	10/15/2021	10/15/2027	783	(8)	(8)
	First lien (3)(4) - Undrawn	—	10/15/2021	10/16/2023	1,301	—	(13)
					2,084	(8)	(21)	(0.00)%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	4/28/2021	4/27/2027	1,000	(4)	(5)
	First lien (3)(4) - Undrawn	—	12/1/2021	11/29/2023	5,068	(25)	(25)
					6,068	(29)	(30)	(0.00)%
OA Buyer, Inc.
Healthcare Information Technology	First lien (4) - Undrawn	—	12/20/2021	12/20/2028	3,040	(30)	(30)	(0.00)%
Beacon Pointe Harmony, LLC**
Financial Services	First lien (4) - Undrawn	—	12/29/2021	12/29/2027	539	(5)	(5)
	First lien (4) - Undrawn	—	12/29/2021	6/29/2023	2,696	—	(27)
					3,235	(5)	(32)	(0.00)%
Notorious Topco, LLC
Consumer Products	First lien (3)(4) - Undrawn	—	11/23/2021	5/24/2027	1,537	(12)	(12)
	First lien (3)(4) - Undrawn	—	11/23/2021	11/23/2023	3,073	—	(23)
					4,610	(12)	(35)	(0.01)%
Allworth Financial Group, L.P.**
Financial Services	First lien (4) - Undrawn	—	12/21/2020	12/23/2022	773	—	(8)
	First lien (4) - Undrawn	—	12/21/2020	12/23/2026	2,705	(23)	(27)
					3,478	(23)	(35)	(0.01)%
ACI Group Holdings, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	8/2/2021	8/2/2027	787	(7)	(8)
	First lien (3)(4) - Undrawn	—	8/2/2021	8/2/2023	2,736	—	(27)
					3,523	(7)	(35)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CCBlue Bidco, Inc.
Healthcare Services	First lien (4) - Undrawn	—	12/20/2021	12/21/2023	$4,054	$—	$(41)	(0.01)%
Diamondback Acquisition, Inc.
Software	First lien (3)(4) - Undrawn	—	9/13/2021	9/13/2023	4,237	—	(43)	(0.01)%
Galway Borrower LLC
Insurance Services	First lien (3)(4) - Undrawn	—	9/30/2021	9/30/2027	1,481	(14)	(15)
	First lien (3)(4) - Undrawn	—	9/30/2021	9/29/2023	3,111	—	(31)
					4,592	(14)	(46)	(0.01)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	3/1/2021	3/1/2023	3,265	—	(49)	(0.01)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (4) - Undrawn	—	12/20/2021	12/21/2022	766	—	(8)
	First lien (4) - Undrawn	—	12/20/2021	12/21/2027	1,216	(12)	(12)
	First lien (4) - Undrawn	—	12/20/2021	12/21/2023	3,041	—	(30)
					5,023	(12)	(50)	(0.01)%
DECA Dental Holdings LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	8/26/2021	8/26/2027	1,348	(13)	(13)
	First lien (3)(4) - Undrawn	—	8/26/2021	8/28/2023	4,045	—	(40)
					5,393	(13)	(53)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(4) - Undrawn	—	10/15/2021	10/15/2027	1,722	(17)	(17)
	First lien (3)(4) - Undrawn	—	10/15/2021	10/13/2023	5,024	—	(50)
					6,746	(17)	(67)	(0.01)%
Vehlo Purchaser, LLC
Software	First lien (3)(4) - Undrawn	—	8/27/2021	8/27/2027	1,975	(20)	(20)
	First lien (3)(4) - Undrawn	—	8/27/2021	8/28/2023	4,897	—	(49)
					6,872	(20)	(69)	(0.01)%
AAH Topco, LLC
Consumer Services	First lien (4) - Undrawn	—	12/22/2021	12/22/2027	1,413	(14)	(14)
	First lien (4) - Undrawn	—	12/22/2021	12/22/2023	13,004	—	(130)
					14,417	(14)	(144)	(0.03)%
VetCor Professional Practices LLC
Consumer Services	First lien (4) - Undrawn	—	12/3/2021	7/2/2024	1,600	(8)	(8)
	First lien (4) - Undrawn	—	12/3/2021	12/4/2023	12,994	—	(65)
	Second Lien (4) - Undrawn	—	12/3/2021	12/4/2023	14,403	—	(108)
					28,997	(8)	(181)	(0.03)%
Total Unfunded Debt Investments - United States					$184,792	$(489)	$(1,183)	(0.17)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(4) - Undrawn	—	10/1/2021	10/1/2027	$1,726	$(17)	$(17)	(0.00)%
Total Unfunded Debt Investments - Netherlands					$1,726	$(17)	$(17)	0.00%
Total Unfunded Debt Investments					$186,518	$(506)	$(1,200)	(0.17)%
Total Non-Controlled/Non-Affiliated Investments						$1,060,947	$1,070,088	148.60%
Total Investments						$1,060,947	$1,070,088	148.60%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2021.
(6)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds a first lien term loan and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
*    All or a portion of interest contains payment-in kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2021, 9.10% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands)

	December 31, 2021
Investment Type	Percent of Total Investments at Fair Value
First lien	94.60%
Second lien	5.40%
Equity and other	—%	(1)
Total investments	100.00%

(1)As of December 31, 2021, equity and other investments made up less than 0.01% of total investments.

December 31, 2021
Industry Type	Percent of Total Investments at Fair Value
Software	38.05%
Healthcare Services	13.08%
Business Services	12.48%
Financial Services	6.86%
Healthcare Information Technology	5.98%
Insurance Services	4.79%
Consumer Services	4.78%
Information Technology	4.24%
Education	2.51%
Consumer Products	2.00%
Distribution & Logistics	1.64%
Specialty Chemicals & Materials	1.15%
Packaging	1.14%
Industrial Services	0.44%
Federal Services	0.39%
Information Services	0.35%
Business Products	0.12%
Total investments	100.00%

December 31, 2021
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%
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

Notes to the Consolidated Financial Statements of
NMF SLF I, Inc.
December 31, 2021
(in thousands, except share data)
Note 1. Formation and Business Purpose
NMF SLF I, Inc. (the "Company") is a Maryland corporation formed on January 23, 2019. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of December 31, 2021, the Company's top five industry concentrations were software, healthcare services, business services, financial services and healthcare information technology.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2021 and December 31, 2020.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2021 and December 31, 2020, the Company recognized PIK interest from investments of $1,304 and $156, respectively. For the period from January 23, 2019 (inception) to December 31, 2019, the Company had not yet commenced operations and recognized no PIK interest.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2021 and December 31, 2020, no investments were on non-accrual status.
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
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 through December 31, 2021. The 2019 through 2020 tax year and forward remains subject to examination by the U.S. Federal, state, and local tax authorities.
Earnings per share—The Company's earnings per share ("EPS") amounts have been computed based on the weighted-average number of shares outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period of computation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares, and its related net impact to net assets accounted for, and the additional shares were dilutive.
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
Note 3. Investments
At December 31, 2021, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,003,566	$1,012,256
Second lien	57,381	57,832
Equity and other(1)	—	—
Total investments	$1,060,947	$1,070,088

(1)As of December 31, 2021, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$401,958	$407,135
Healthcare Services	137,728	140,008
Business Services	132,760	133,534
Financial Services	73,145	73,401
Healthcare Information Technology	64,061	64,020
Insurance Services	50,856	51,248
Consumer Services	51,511	51,152
Information Technology	45,391	45,378
Education	26,318	26,908
Consumer Products	21,402	21,376
Distribution & Logistics	17,555	17,588
Specialty Chemicals & Materials	12,297	12,322
Packaging	12,264	12,211
Industrial Services	4,634	4,630
Federal Services	4,132	4,129
Information Services	3,722	3,717
Business Products	1,213	1,331
Total investments	$1,060,947	$1,070,088

At December 31, 2020, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$439,596	$458,557
Second lien	9,327	9,470
Total investments	$448,923	$468,027
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$261,052	$269,913
Healthcare Services	55,197	58,988
Business Services	51,540	53,947
Financial Services	23,848	24,642
Distribution & Logistics	20,897	21,491
Consumer Services	16,136	16,353
Specialty Chemicals & Materials	6,435	6,482
Federal Services	4,997	5,645
Retail	4,052	4,763
Education	3,083	3,853
Business Products	1,686	1,950
Total investments	$448,923	$468,027
As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $50,005 and no unfunded commitments on bridge facilities. As of December 31, 2021, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $136,513. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2021.
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
The Company may directly invest in the equity of private companies or, in some cases, equity investments could be made in connection with a debt investment. Equity investments may or may not fluctuate in value, resulting in recognized realized gains or losses upon disposition.
The Company’s operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks, including outbreaks of variants such as the Delta and Omicron variants, will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the U.S. are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the U.S. Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population has been vaccinated, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or if and/or when "herd immunity" will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and the Company anticipates its business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.
This outbreak is having, and any future outbreaks could have, an adverse impact on the U.S. and global markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. As of the date of this Annual Report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company and its portfolio companies. Any potential impact to the Company's results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 or treat its impact, all of which are beyond the Company's control. These potential impacts, while uncertain, could adversely affect the Company and the Company's portfolio companies’ operating results.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,012,256	$—	$145,154	$867,102
Second lien	57,832	—	21,023	36,809
Equity and other(1)	—	—	—	—
Total investments	$1,070,088	$—	$166,177	$903,911

(1)As of December 31, 2021, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$458,557	$—	$93,680	$364,877
Second lien	9,470	—	—	9,470
Total investments	$468,027	$—	$93,680	$374,347
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2021:

	Total	First Lien	Second Lien	Equity and other
Fair value, December 31, 2020	$374,347	$364,877	$9,470	$—
Total gains or losses included in earnings:
Net change in unrealized depreciation	(767)	(683)	(84)	—
Purchases, including capitalized PIK and revolver fundings	675,504	648,081	27,423	—	(2)
Proceeds from sales and paydowns of investments	(131,878)	(131,878)	—	—
Transfers out of Level III (1)	(13,295)	(13,295)	—	—
Fair value, December 31, 2021	$903,911	$867,102	$36,809	$—	(2)
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,190)	$(1,106)	$(84)	$—

(1)As of December 31, 2021, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
(2)As of December 31, 2021, fair value of equity and other investments was less than $1 thousand.

The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2020:

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
Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the years ended December 31, 2021 and December 31, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2021 and December 31, 2020, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2021 and December 31, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2021 were as follows:

					Range
Type	Fair Value as of December 31, 2021		Approach	Unobservable Input	Low	High	Weighted Average
First lien	$667,368		Market & income approach	EBITDA multiple	8.0x	70.0x	19.2x
				Revenue multiple	4.0x	19.5x	7.9x
				Discount rate	5.0%	9.4%	6.9%
	29,838		Market quote	Broker quote	N/A	N/A	N/A
	169,896		Other	N/A (1)	N/A	N/A	N/A
Second lien	15,675		Market & income approach	EBITDA multiple	28.0x	32.0x	30.0x
				Discount rate	7.5%	9.5%	8.0%
	4,005		Market quote	Broker quote	N/A	N/A	N/A
	17,129		Other	N/A (1)	N/A	N/A	N/A
Equity and other	—	(2)	Market & income approach	Revenue multiple	9.8x	13.5x	11.7x
				Discount rate	8.0%	10.0%	9.0%
	$903,911

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
(2)As of December 31, 2021, fair value of equity and other investments was less than $1 thousand.

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
The fair value of the Wells Credit Facility (as defined below), which is categorized as Level III within the fair value hierarchy as of December 31, 2021 and December 31, 2020, approximates its carrying value. The fair value of the Wells Subscription Line (as defined below), which was categorized as Level III within the fair value hierarchy as of December 31, 2020, approximates its carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
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

For the years ended December 31, 2021 and December 31, 2020, $4,618 and $3,166, respectively, of gross management fees were incurred by the Company, which were reduced to net management fees of $4,618 and $1,119, respectively, due to the management fee reductions described above. For the period from January 23, 2019 (inception) to December 31, 2019, there were no management fees as the Company was in the development stage and had not commenced investment operations.
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
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement (the "Trademark License Agreement"), with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company a non-exclusive, royalty-free license to use the "NMF" name. Under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "NMF" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company will have no legal right to the "NMF" name.
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
Note 6. Borrowings
Wells Subscription Line — On February 25, 2020, the Company entered into a Revolving Credit Agreement (the "Wells Subscription Line") with Wells Fargo Bank, National Association ("Wells Fargo"). On December 3, 2021, all outstanding borrowings under the Wells Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments. Prior to termination, the Wells Subscription Line had a maximum facility amount of $50,000 and the Company was permitted to borrow up to the lesser of $50,000 and the Borrowing Base. The "Borrowing Base" was based upon the unfunded Capital Commitments of subscribed investors in the Company that had been approved by Wells Fargo and met certain criteria.
From February 25, 2020 through March 25, 2020, the Wells Subscription Line bore interest at a rate of either LIBOR plus 1.55% per annum or Reference Rate (as defined by the Revolving Credit Agreement) plus 0.55% per annum. After March 25, 2020, the Wells Subscription Line bore interest at a rate of either LIBOR plus 1.50% per annum or Reference Rate plus 0.50% per annum. The Wells Subscription Line also charged a non-usage fee at a rate of (a) 0.20% per annum when the unused facility amount was greater than or equal to 50.0% of the maximum facility amount, or (b) 0.25% per annum when the unused facility amount was less than 50.0% of the maximum facility amount.

The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Subscription Line for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
(in millions)	2021(1)	2020(2)
Interest expense	$61	$217
Non-usage fee	86	63
Amortization of financing costs	249	179
Weighted average interest rate	1.6%	1.8%
Effective interest rate	9.7%	3.4%
Average debt outstanding	$4,071	$13,904

(1)For the year ended December 31, 2021, amounts represent the period from January 1, 2021 to December 3, 2021 (termination of the Wells Subscription Line).
(2)For the year ended December 31, 2020, amounts represent the period from February 25, 2020 (commencement of the Wells Subscription Line) to December 31, 2020.
As of December 31, 2020, the outstanding balance on the Wells Subscription Line was $8,000, and the Company was in compliance with the applicable covenants in the Wells Subscription Line on such date.
Wells Credit Facility — On December 23, 2020, the Company's wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") among SLF I SPV as the borrower, the Investment Adviser as collateral manager, the Company as equityholder and seller, Wells Fargo as the administrative agent and the collateral custodian and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $450,000. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on June 29, 2021, the Wells Credit Facility bears interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
(in millions)	2021	2020(1)
Interest expense	$4,411	$11
Non-usage fee	350	15
Amortization of financing costs	647	13
Weighted average interest rate	2.1%	1.8%
Effective interest rate	2.6%	2.7%
Average debt outstanding	$205,759	$24,444

(1)For the year ended December 31, 2020, amounts represent the period from December 23, 2020 (commencement of the Wells Credit Facility) to December 31, 2020.

As of December 31, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $318,000 and $80,000, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments should it have any), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's net assets. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make distributions to its stockholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
Note 7. Regulation
The Company has elected to be treated as a RIC under Subchapter M of the Code with the filing of its tax return for the year ended December 31, 2020, and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite distributions to its stockholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) significant managerial assistance.
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $50,005, no outstanding bridge financing commitments and other future funding commitments of $136,513. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $10,466, no outstanding bridge financing commitments and other future funding commitments of $71,072. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2021 and December 31, 2020.
The Company also has revolving borrowings available under the Wells Credit Facility as of December 31, 2021 and had revolving borrowings available under the Wells Credit Facility and the Wells Subscription Line as of December 31, 2020. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2021 and December 31, 2020, the Company had commitment letters to purchase investments in the aggregate par amount of $25,400 and $0, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide.
The Company has been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including those caused by variants such as the Delta and Omicron variants, and its impact on all aspects of the Company's business, including how it will impact the Company's portfolio companies, employees, due diligence and underwriting processes, and financial markets. Further, the operational and financial performance of the portfolio companies in which the Company makes investments may be significantly impacted by COVID-19, which may in turn impact the valuation of the Company's investments. The Company believes its portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, the Company continues to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the U.S. and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
The extent of the continued impact of the COVID-19 pandemic on the financial performance of the Company's current and future investments will depend on future developments, including the duration and spread of the virus, how quickly vaccines will continue to be distributed nationwide and globally, whether and/or how quickly "herd immunity" will be achieved, whether the restrictions that were imposed to slow the spread of the virus will be lifted entirely and the health of the financial markets and economy as a result of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies continue to be adversely impacted by the continued effects of the COVID-19 pandemic, the Company may experience a material adverse impact on its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.
Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at $0.001 per share par value.
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2021.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
August 16, 2021	August 30, 2021	14,094,708	$151,800
December 1, 2021	December 15, 2021	16,166,822	172,500
		30,261,530	$324,300
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2020.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
February 3, 2020	February 18, 2020	5,249,900	$52,499
March 12, 2020	March 26, 2020	5,250,000	52,500
April 20, 2020	May 4, 2020	10,500,000	105,000
August 13, 2020	August 27, 2020	7,443,289	78,750
November 25, 2020	December 10, 2020	7,205,056	76,950
		35,648,245	$365,699
On April 15, 2019, the Company issued 100 shares of common stock for $1 to the Investment Advisor.
The following table reflects the distributions declared on the Company's common stock for the year ended December 31, 2021.

Date Declared	Record Date	Payment Date	Per Share Amount
March 26, 2021	March 30, 2021	April 13, 2021	$0.2557
June 25, 2021	June 29, 2021	July 13, 2021	0.2945
September 28, 2021	September 29, 2021	January 13, 2022	0.2845
December 23, 2021	December 30, 2021	January 13, 2022	0.2561
			$1.0908
The following table reflects the distributions declared on the Company's common stock for the year ended December 31, 2020.

Date Declared	Record Date	Payment Date	Per Share Amount
June 23, 2020	June 23, 2020	July 13, 2020	$0.1300
September 25, 2020	September 29, 2020	October 13, 2020	0.2100
December 28, 2020	December 30, 2020	January 13, 2021	0.1630
			$0.5030
As of December 31, 2019, no distributions had been declared or paid by the Company.

Note 10. Distributions
The Company intends to distribute approximately all of its net investment income on a semi-annual basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
On March 24, 2021, the board of directors adopted an "opt out" DRIP on behalf of the Company's stockholders, pursuant to which each of the stockholders' cash distributions will be automatically reinvested in additional shares of the Company's common stock. If a stockholder chooses to "opt out", then such stockholder will receive cash in lieu of shares of the Company’s common stock. The Company will only use newly-issued shares of common stock to implement the DRIP. For the year ended December 31, 2021, the Company has issued 1,829,609 shares through the DRIP.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended December 31, 2021 and December 31, 2020 and during the period from January 23, 2019 (inception) to December 31, 2019, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to return of capital distributions were as follows:

	Year Ended December 31,
	2021	2020	2019(1)
Undistributed net investment income	$2,175	$42	$—
Distributions in excess of net realized gains	—	—	—
Additional paid-in-capital	(2,175)	(42)	—

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.
For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2021 and December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019 was estimated to be as follows:

	Year Ended December 31,
	2021	2020	2019(1)
Ordinary income (non-qualified)	$51,623	$14,514	$—
Ordinary income (qualified)	—	—	—
Capital gains	259	—	—
Return of capital	—	—	—
Total	$51,882	$14,514	$—

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.
As of December 31, 2021 and December 31, 2020, the costs of investments for the Company for U.S. federal income tax purposes were $1,056,741 and $446,544, respectively.

	December 31, 2021	December 31, 2020
Tax cost	$1,056,741	$446,544
Gross unrealized appreciation on investments	34,076	21,778
Gross unrealized depreciation on investments	(20,729)	(295)
Total investments at fair value	$1,070,088	$468,027
As of December 31, 2021 and December 31, 2020, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.
For the years ended December 31, 2021 and December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2021	2020	2019(1)
Accumulated capital gains (capital loss carryforwards)	$—	$—	$—
Other temporary differences	(677)	(677)	—
Undistributed ordinary income	—	463	—
Unrealized (appreciation) depreciation	13,347	21,483	—
Total	$12,670	$21,269	$—

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2021 and December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019, the Company incurred excise taxes of $3, $20 and $0, respectively.
The following information is hereby provided with respect to distributions declared during the years ended December 31, 2021 and December 31, 2020 and during the period from January 23, 2019 (inception) to December 31, 2019:

	Year Ended December 31,
(unaudited)	2021	2020	2019(1)
Distributions per share	$1.0908	$0.5030	$—
Ordinary dividends (2)	99.58%	100.00%	—%
Long-term capital gains	0.42%	—%	—%
Qualified dividend income	—%	—%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends (3)	73.01%	80.16%	—%
Qualified short-term capital gains (3)	—%	—%	—%
Return of capital	—%	—%	—%

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

Note 11. Earnings Per Share
The following information sets forth the computation of basic net increase (decrease) in the Company's net assets per share resulting from operations for the years ended December 31, 2021 and December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019:

	Year Ended December 31,
	2021	2020	2019(1)
Earnings (loss) per share—basic & diluted
Numerator for basic & diluted earnings (loss) per share:	$41,108	$36,429	$(688)
Denominator for basic & diluted weighted average share(2):	42,261,286	21,350,814	100
Basic & diluted earnings (loss) per share:	$0.97	$1.71	$(6,883.06)

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

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2021 and December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019.

	Year Ended December 31,
	2021	2020	2019(1)
Per share data:(2)
Net asset value, December 31, 2020, February 18, 2020 and January 23, 2019 (inception), respectively(3)	$10.85	$—	$—
Net investment income (loss)	1.19	0.76	(6,883.06)
Net realized and unrealized (losses) gains(4)	(0.32)	0.33	—
Net increase (decrease) in net assets resulting from operations	0.87	1.09	(6,883.06)
Issuance of shares of common stock	—	10.26	10.00
Distributions declared to stockholders from net investment income	(1.09)	(0.50)	—
Net asset value, December 31, 2021, December 31, 2020 and December 31, 2019, respectively	$10.63	$10.85	$(6,873.06)
Total return(5)	8.35%	13.65%	N/M
Shares outstanding at end of period	67,739,484	35,648,345	100
Average weighted shares outstanding for the period(6)	42,261,286	21,350,814	100
Average net assets for the period(6)	$455,283	$223,138	N/M
Ratio to average net assets:
Net investment income(7)	11.08%	8.40%	N/M
Total expenses, before waivers(7)	2.66%	2.47%	N/M
Total expenses, net of waivers(7)	2.66%	1.41%	N/M

Average debt outstanding — Wells Subscription Line(8)	$4,071	$13,904	N/A
Average debt outstanding — Wells Credit Facility(9)	$205,759	$24,444	N/A
Asset coverage ratio	326.45%	539.44%	N/A
Portfolio turnover	33.65%	14.96%	N/A

Capital Commitments	$690,000	$690,000	N/A
Funded Capital Commitments	$690,000	$365,700	N/A
% of Capital Commitments funded	100.00%	53.00%	N/A

(1)For the year ended December 31, 2019, amounts represent the period from January 23, 2019 (inception) to December 31, 2019.
(2)Per share data is based on weighted average shares outstanding for the respective period (except for issuance of shares of common stock and distributions declared to stockholders, which are based on actual rate per share).
(3)February 18, 2020 is the date of commencement of operations, which was the date on which shares were issued to persons not affiliated with the Investment Adviser.
(4)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the years ended December 31, 2021 and December 31, 2020 was $(0.10) and $(0.61) per share, respectively.
(5)For the year ended December 31, 2021, total return is calculated assuming a purchase at net asset value per share on the opening of the first day of the year and a sale at net asset value per share on the last day of the period. For the year ended December 31, 2020, total return is calculated assuming an initial purchase price of $10.00 per share and a sale at net assets per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets per share on the last day of the respective quarter. Total return calculation is not annualized.

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
(8)For the year ended December 31, 2021, average debt outstanding represents the period from January 1, 2021 to December 3, 2021 (termination of the Wells Subscription Line). For the year ended December 31, 2020, average debt outstanding represents the period from February 25, 2020 (commencement of the Wells Subscription Line) to December 31, 2020.
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
Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2021.
Note 14. Subsequent Events
On January 13, 2022, the Company issued 2,988,215 shares of common stock through the Company's DRIP.

The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc. and its consolidated subsidiary.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2021 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021.
Due to the Company's status as an "emerging growth company" under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company's internal control over financial reporting as of December 31, 2021.
(c)Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Directors
Information regarding our Board is set forth below. The directors have been divided into two groups—independent directors and interested directors. Our interested directors are "interested persons" of the Company as defined in Section 2(a)(19) of the 1940 Act. The address for each director is c/o NMF SLF I, Inc., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Age	Position(s)	Director Since
Independent Directors
Alice W. Handy	73	Director	2020
Alfred F. Hurley, Jr.	67	Director	2019
David Ogens	67	Director	2019
John P. Malfettone	66	Director	2019
Interested Directors
John R. Kline	46	Director, Chairman of our Board and President	2019
Executive Officers Who Are Not Directors
Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)	Officer Since
Robert A. Hamwee	51	Chief Executive Officer	2019
Joseph W. Hartswell	43	Chief Compliance Officer and Corporate Secretary	2022
Laura C. Holson	36	Chief Operating Officer	2022
Shiraz Y. Kajee	42	Chief Financial Officer and Treasurer	2019
Adam B. Weinstein	43	Executive Vice President	2019
The address for each executive officer is c/o New Mountain, 1633 Broadway, 48th Floor, New York, New York 10019.
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
Independent Directors
Alice W. Handy has been our director since 2020. Ms. Handy has also served as a director of NMFC since 2019. From December 2009 to April 2020, Ms. Handy served on the Board of Directors of MSCI, Inc., a (NYSE: MSCI), an investment decision support company. Further, Ms. Handy retired from Investure on December 31, 2018, an outsourced investment office for colleges and foundations which she formed in 2003 having served most recently as its Managing Member until her retirement and its Chief Executive Officer through January 1, 2018. Prior to forming Investure, Ms. Handy was the President of the University of Virginia Investment Management Company. Beginning in 1974 and except for the period from November 1988 to January 1990, during which time Ms. Handy served as the State Treasurer of Virginia, she was actively involved in the investment of the endowment and operating funds of the University of Virginia and served over the years as Investment Officer and Treasurer. She has served as a director of NMFC since November 2019. Ms. Handy holds a Bachelor of Arts ("B.A." or "A.B.") in Economics from Connecticut College and pursued graduate studies in economics at the University of Virginia.
Ms. Handy brings her experience in investment management and financial services. This background positions Ms. Handy well to serve as our director.
Alfred F. Hurley, Jr. has been our director since 2019. He has also served as a director of NMFC since 2010 and a director of New Mountain Guardian III BDC, LLC. since 2019. From 2016 to 2020, Mr. Hurley served as a director of The Stars Group Inc., a publicly listed technology gaming company, where he served as Lead Director, Chairman of the Compensation Committee, and as a member of the Audit Committee. Following the closing in May 2020 of the merger between Flutter Entertainment and The Stars Group, Inc., Mr. Hurley joined the board of Flutter Entertainment, where he is currently a member of the Remuneration and Nominating Committees. Since 2017, Mr. Hurley has served as a director of Ligado Networks where he serves as the Voting Proxy for the Fortress Investment Group and is a member of the Audit Committee. Since 2018, Mr. Hurley has served as Chairman of TSI Holdings, Inc. Mr. Hurley is a member of TSI's Audit Committee and is Chairman of the Compensation Committee. Since 2014, Mr. Hurley has been the sole member of a consulting business, Alfred F. Hurley, Jr. & Company, LLC. From 2013 to 2020, Mr. Hurley was a member of the board of directors of Datasite, where he served as Chairman of the Compensation and Human Resources Committee and as a member of the Audit Committee until the sale of the company in December 2020. Furthermore, Mr. Hurley served as Vice Chairman at Emigrant Bank and Emigrant Bancorp (collectively, the "Bank") from 2007 and 2009, respectively, until 2012. He also served as a Consultant to the Bank during 2013. In addition, Mr. Hurley served as Chairman of the Bank's Credit and Risk Management Committee from 2008 to 2012 and as Acting Chief Risk Officer from 2009 to 2012. Before joining the Bank, Mr. Hurley was the Chief Executive Officer of M. Safra & Co., a private money management firm, from 2004 to 2007. Prior to joining M. Safra & Co., Mr. Hurley worked at Merrill Lynch ("ML") from 1976 to 2004. His most recent management positions included serving as Senior Vice President of ML & Co. and Head of Global Private Equity Investing, Managing Director and Head of Japan Investment Banking and Capital Markets, Managing Director and Co-Head of the Global Manufacturing and Services Group, and Managing Director and Head of the Global Automotive Aerospace and Transportation Group. As part of the management duties described above, he was a member of the Corporate and Institutional Client Group ("CICG") Executive Committee which had global responsibility for the firm's equity, debt, investment banking and private equity businesses, a member of the Japan CICG Executive Committee, and a member of the Global Investment Banking Management and Operating Group Committees. Mr. Hurley graduated from Princeton University with an A.B. in History, cum laude.
Mr. Hurley brings his experience in risk management as well as his experience in the banking and money management industries to our Board. This background positions Mr. Hurley well to serve as our director.
David Ogens has been our director since 2019. He has also served as a director of NMFC since 2010 and a director of New Mountain Guardian III BDC, LLC. since 2019. Since 2019, Mr. Ogens has served as the CEO and as a Director of HealthBridge LLC. HealthBridge provides remote patient monitoring and chronic care management services for patients with chronic diseases in their home environment. From 2011 to 2019, Mr. Ogens was the President and a Director of Med Inc., a company that provided complex rehabilitation services to patients with serious muscular/neuro diseases. Previously, Mr. Ogens served as Senior Managing Director and Head of Investment Banking at Leerink Swann LLC, a specialized healthcare investment bank focused on emerging growth healthcare companies, from 2005 to 2009. Prior to serving at Leerink Swann LLC, Mr. Ogens was Chairman and Co-Founder of SCS Financial Services, LLC, a private wealth management firm. Before co-founding SCS Financial Services, LLC in 2002, Mr. Ogens was a Managing Director in the Investment Banking Division of Goldman, Sachs & Co, where he served as a senior investment banker and a head of the High Technology Investment Banking Group. Mr. Ogens received his A.B. and Master of Business Administration ("M.B.A.") from the University of Virginia.

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
Interested Directors
 John R. Kline has served as the President and Chairman of the Board of Directors of the Company since 2019. He served as the Company's Chief Operating Officer from 2019 to 2022. Mr. Kline also serves as a Managing Director of New Mountain Capital and as the President and Director of NMFC and New Mountain Guardian III BDC, LLC. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman, Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc., a New Mountain Finance Corporation portfolio company. Mr. Kline received an A.B. degree in History from Dartmouth College.
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
Joseph W. Hartswell has been our chief compliance officer ("CCO") and corporate secretary since March 4, 2022. Mr. Hartswell has also served as CCO and corporate secretary of NMFC and New Mountain Guardian III BDC, L.L.C since 2022. Since 2015, Mr. Hartswell has served as a Managing Director and the CCO of New Mountain Capital. Prior to New Mountain Capital, Mr. Hartswell was the CCO for Mount Kellett Capital Management LP, a global investment firm focused on distressed, special situations and opportunistic investing. Prior to joining Mount Kellett, Mr. Hartswell was a Director, Asset Management Financial Services Regulatory Practice for PricewaterhouseCoopers LLP ("PwC") where he assisted with the development of compliance programs for hedge funds, private equity funds, venture capital funds, registered investment companies, separate accounts and business development companies. Prior to PwC, Mr. Hartswell was a Vice President and Deputy Chief Compliance Officer for AIG Investments where he assisted with strategies and operational planning for a global asset manager and its SEC registered investment advisers and served as the designated Chief Compliance Officer for products registered under the Investment Company Act of 1940. Prior to AIG Investments, Mr. Hartswell was a Securities Compliance Examiner for the U.S. Securities and Exchange Commission. Mr. Hartswell holds a B.S. in Finance and International Business from the University of Maryland and is a CFA charterholder.

Laura C. Holson has been our Chief Operating Officer since February 2022. Ms. Holson has also served as Chief Operating Officer of NMFC and New Mountain Guardian III BDC, L.L.C since 2022. Ms. Holson also serves as a Managing Director of New Mountain Capital. Ms. Holson joined New Mountain in 2009 as a private equity investment professional and focused on the credit business starting in 2011. She also served as Head of Capital Markets from 2017 to 2021, where she managed the Firm's financing activities and relationships across its various product lines. Before joining New Mountain Capital, Ms. Holson worked at Morgan Stanley in the Healthcare investment banking group. Ms. Holson received a B.S. in Economics with concentrations in Finance and Marketing from The Wharton School, University of Pennsylvania, where she graduated magna cum laude.
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
Code of Ethics
We and the Investment Adviser have adopted the Code of Ethics and the Adviser's Code of Ethics, each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Code of Ethics and/or Adviser's Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with the Code of Ethics' or the Adviser's Code of Ethics' requirements, as applicable. You may read the Code of Ethics on the SEC's website at www.sec.gov.
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
Compensation of Directors
The following table sets forth compensation of our directors for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
John R. Kline	$—	$—	$—
Independent Directors
Alice W. Handy	$20,167	$—	$20,167
Alfred F. Hurley, Jr.	$20,417	$—	$20,417
John P. Malfettone	$30,375	$—	$30,375
David Ogens	$21,417	$—	$21,417

(1)No compensation will be paid to directors who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
Mr. Malfettone receives an annual retainer of $25,000. Ms. Handy and Messrs. Hurley and Ogens each receives a pro rata portion of a combined $50,000 annual retainer if each of them attends at least 75% of board and committee meetings held during the previous year; provided, however, to the extent any of them does not satisfy the foregoing attendance requirement during the previous year, such director will not receive any portion of the $50,000 annual retainer and the retainer will be reapportioned among the other directors who did satisfy the attendance requirement. In addition, independent directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. We also reimburse independent directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the year ended December 31, 2021, out-of-packet expenses reimbursed were $580.
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
Compensation Committee Interlocks and Insider Participation
During fiscal year 2021 none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board.

Compensation Committee Report
Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 14, 2022, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 70,727,699 shares outstanding as of March 14, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own more than 5% of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such shares. Unless otherwise indicated, the address of all executive officers and directors is c/o NMF SLF I, Inc., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Shares Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Independent Directors
Alice W. Handy	—	—	—%
Alfred F. Hurley, Jr.	—	—	—%
John P. Malfettone	—	—	—%
David Ogens	—	—	—%
Executive Officers Who Are Not Directors
Robert A. Hamwee	—	—	—%
Joseph W. Hartswell	—	—	—%
Laura C. Holson	—	—	—%
Shiraz Y. Kajee	—	—	—%
Adam B. Weinstein	—	—	—%
All Directors and Executive Officers as a Group (10 persons)		—	—%

Five-Percent Stockholders
UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account)(1)	Record	30,599,782	43.26%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account)(2)	Record	21,921,313	31.00%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account)(3)	Record	14,122,530	19.97%
NMF SLF Investments I, L.L.C.(4)	Record	4,084,074	5.77%

(1)Based upon information contained in Schedule 13D filed January 13, 2022 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.
(2)    Based upon information contained in Schedule 13D filed January 13, 2022 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.
(3)    Based upon information contained in Schedule 13D filed January 13, 2022 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.
(4)    NMF SLF Investments I, L.L.C. is a Delaware limited liability company whose address is 1633 Broadway, 48th Floor, New York, New York 10019.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons
Investment Management Agreement; Administration Agreement
We entered into the Investment Management Agreement with our Investment Adviser pursuant to which we pay management fees to the Investment Adviser, and we entered into the Administration Agreement with the Administrator.
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
Trademark License Agreement
We have entered into a Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital will agree to grant us a non-exclusive, royalty-free license to use the "NMF" name under the Trademark License Agreement, subject to certain conditions, we, the Investment Adviser and the Administrator will have a right to use the "NMF" name, for so long as the Investment Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the "NMF" name.
Potential Conflicts of Interest
Valuation Matters
Most of our portfolio investments are likely to be made in the form of securities that are not publicly traded. As a result, the Board will determine the fair value of these securities in good faith. In connection with this determination, investment professionals from the Investment Adviser may provide the Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each company in which such portfolio investments are made or the issuers of such portfolio investments (the "Portfolio Companies"). The participation of the Investment Adviser's investment professionals in our valuation process, and the indirect pecuniary interest in the Investment Adviser by a member of the Board, could result in a conflict of interest as the Investment Adviser's management fee are based, in part, on the value of our assets.
Other Fees
The Investment Adviser or its affiliates may from time to time receive compensation from a company in which we hold a portfolio investment, including monitoring fees, financial arranging services, loan administration or servicing, break-up fees, directors' fees and/or other similar advisory fees (collectively, "Transaction Fees"). To the extent the Investment Adviser or its affiliates receive any transaction fees, the base management fee shall be reduced by the allocable portion of such fees attributable to us, as determined pro rata based on the amount of capital committed to the relevant portfolio investment by us, any other funds or accounts managed by the Investment Adviser and its affiliates and/or any account owned or controlled by the Investment Adviser or an affiliate. Transaction fees shall not include any salary, benefits, directors' fees, stock options and other compensation granted or paid by Portfolio Companies to (i) senior advisors for serving in Portfolio Company roles (and New Mountain may reduce the compensation paid by the manager to senior advisors who serve in Portfolio Company roles) or (ii) other New Mountain personnel in respect of services performed in an executive management role at a Portfolio Company during a period in which such other personnel was not an employee of New Mountain.
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
In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the exemptive order issued by the SEC on October 8, 2019 (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, and which requires, among other things, the consent of the Board and the board of any other BDC participating in the transaction.
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
Indebtedness of Management
None.

Item 14.    Principal Accountant Fees and Services
The audit committee and the Independent Directors of our Board have selected Deloitte & Touche LLP to serve as the independent registered public accounting firm for Company for the fiscal year ending December 31, 2022.
Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Year Ended December 31,
	2021	2020
Audit Fees	$240,000	$170,000
Audit-Related Fees	—	—
Tax Fees	59,000	49,000
All Other Fees	—	—
Total Fees	$299,000	$219,000
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities as of December 31, 2021 and December 31, 2020	73
Consolidated Statements of Operations for the years ended December 31, 2021 and December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019*	74
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2021 and December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019*	75
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and December 31, 2020 and for the period from January 23, 2019 (inception) to December 31, 2019*	76
Consolidated Schedule of Investments as of December 31, 2021	77
Consolidated Schedule of Investments as of December 31, 2020	90
Notes to the Consolidated Financial Statements	96

*    Statements for the year ended December 31, 2019 were unconsolidated as NMF SLF I, Inc. was the only existing entity during that period.

(b)Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Form of Articles of Amendment and Restatement(1)
3.2	Form of Bylaws(1)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities (2)
10.1	Amended and Restated Investment Advisory and Management Agreement, dated as of December 13, 2020 by and between NMF SLF I, Inc. and New Mountain Finance Advisers BDC, L.L.C.(3)
10.2	Form of Administration Agreement (1)
10.3	Form of Indemnification Agreement (1)
10.4	Form of Custody Agreement by and between the Registrant and U.S. Bank National Association (1)
10.5	Form of Trademark License Agreement (1)
10.6
Form of Loan and Security Agreement, dated as of December 23, 2020, by and among New Mountain Finance Advisers BDC, L.L.C., as the collateral manager, NMF SLF I SPV, L.L.C., as the borrower, NMF SLF I, Inc., as the equity holder and seller, Wells Fargo Bank, National Association, as the administrative agent the collateral custodian, and each of the lenders from time to time party thereto (4)

10.7
Form of Amendment No.1 to Loan and Security Agreement, dated as of June 29, 2021, by and among New Mountain Finance Advisers BDC, L.L.C., as the collateral manager, NMF SLF I SPV, L.L.C., as the borrower, NMF SLF I, Inc, as the equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent, the collateral custodian, and the lenders party thereto.(6)

10.8	Joinder Supplement, dated as of December 16, 2021, by and among NMF SLF I SPV, L.L.C. and Wells Fargo.(7)
10.9	Form of Loan Sale Agreement, dated as of December 23, 2020, among NMF SLF I, Inc. as the seller, and NMF SLF I SPV, L.L.C. as the purchaser(4)
10.10	Dividend Reinvestment Plan of NMF SLF I, Inc.(5)
14.1	Code of Ethics (2)
21.1	List of Subsidiaries: NMF SLF I SPV, L.L.C.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)Previously filed in connection with NMF Senior Loan Fund I, Inc.'s (now known as NMF SLF I, Inc.) registration statement on Form 10 (File No. 000-56123) filed on November 22, 2019.
(2)Previously filed in connection with NMF SLF I, Inc.'s report on Form 10-K filed on March 27, 2020.
(3)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on December 13, 2020.
(4)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on December 30, 2020.
(5)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on March 25, 2021.
(6)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on July 6, 2021.
(7)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on December 22, 2021.
* Filed herewith.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2022.

NMF SLF I, Inc.
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ ROBERT A. HAMWEE	Chief Executive Officer (Principal Executive Officer)	March 14, 2022
Robert A. Hamwee

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2022
Shiraz Y. Kajee

By:	/s/ JOHN R. KLINE	President and Chairman of the Board of Directors	March 14, 2022
John R. Kline

By:	/s/ ALICE W. HANDY	Director	March 14, 2022
Alice W. Handy

By:	/s/ ALFRED F. HURLEY, JR.	Director	March 14, 2022
Alfred F. Hurley, Jr.

By:	/s/ JOHN P. MALFETTONE	Director	March 14, 2022
John P. Malfettone

By:	/s/ DAVID OGENS	Director	March 14, 2022
David Ogens