Form 10-Q
period 2022-03-31
NMF SLF I, Inc.
filed 2022-05-13
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of May 13, 2022 was 70,727,699. As of March 31, 2022, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,101,782 and $1,060,947, respectively)	$1,107,060	$1,070,088
Receivable from unsettled securities sold	15,237	—
Cash and cash equivalents	11,863	21,426
Interest receivable	6,085	5,237
Other assets	421	337
Total assets	$1,140,666	$1,097,088
Liabilities
Borrowings
Wells Credit Facility	$375,000	$318,000
Deferred financing costs (net of accumulated amortization of $1,307 and $1,088, respectively)	(3,312)	(3,531)
Net borrowings	371,688	314,469
Distribution payable	15,560	32,021
Management fee payable	1,625	1,460
Interest payable	824	646
Payable to affiliates	80	114
Payable for unsettled securities purchased	—	27,781
Other liabilities	661	498
Total liabilities	390,438	376,989
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 70,727,699 and 67,739,484 shares issued and outstanding, respectively	71	68
Paid in capital in excess of par	739,378	707,361
Accumulated undistributed earnings	10,779	12,670
Total net assets	$750,228	$720,099
Total liabilities and net assets	$1,140,666	$1,097,088
Net asset value per share	$10.61	$10.63
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$18,036	$9,274
PIK interest income	806	108
Fee income	1,278	919
Total investment income	20,120	10,301
Expenses
Interest and other financing expenses	2,362	842
Management fee	1,625	888
Professional fees	273	157
Administrative expenses	265	121
Other general and administrative expenses	68	77
Organizational expenses	—	8
Total expenses	4,593	2,093
Net investment income before income taxes	15,527	8,208
Income tax expense	—	3
Net investment income	15,527	8,205
Net realized and unrealized gains (losses)
Net realized gains on investments	2,004	—
Net change in unrealized (depreciation) appreciation of investments	(3,863)	1,189
Net realized and unrealized (losses) gains	(1,859)	1,189
Net increase in net assets resulting from operations	$13,668	$9,394
Earnings per share (basic & diluted)	$0.19	$0.26
Weighted average shares of common stock outstanding - basic & diluted (See Note 10)	70,329,270	35,648,345

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$15,527	$8,205
Net realized gains on investments	2,004	—
Net change in unrealized (depreciation) appreciation of investments	(3,863)	1,189
Net increase in net assets resulting from operations	13,668	9,394
Capital transactions
Distributions declared to stockholders from net investment income	(15,560)	(9,115)
Reinvestment of distributions	32,021	—
Total net increase (decrease) in net assets resulting from capital transactions	16,461	(9,115)
Net increase in net assets	30,129	279
Net assets at the beginning of the period	720,099	386,712
Net assets at the end of the period	$750,228	$386,991

Capital share activity
Shares issued from the reinvestment of distributions	2,988,215	—

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$13,668	$9,394
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gains on investments	(2,004)	—
Net change in unrealized depreciation (appreciation) of investments	3,863	(1,189)
Amortization of purchase discount	(970)	(1,675)
Amortization of deferred financing costs	219	185
Non-cash investment income	(717)	(80)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(77,390)	(93,578)
Proceeds from sales and paydowns of investments	40,472	14,760
Cash paid on drawn revolving credit facilities	(5,460)	(1,069)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	74	14
Cash repayments on drawn revolvers	5,160	612
Interest receivable	(848)	(750)
Receivable from unsettled securities sold	(15,237)	—
Other assets	(84)	(107)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(27,781)	5,978
Interest payable	178	600
Management fee payable	165	206
Payable to affiliates	(34)	62
Other liabilities	169	95
Net cash flows used in operating activities	(66,557)	(66,542)
Cash flows from financing activities
Distributions paid	—	(5,811)
Proceeds from Wells Credit Facility	75,000	55,000
Repayment of Wells Credit Facility	(18,000)	—
Deferred financing costs paid	(6)	(98)
Net cash flows provided by financing activities	56,994	49,091
Net decrease in cash and cash equivalents	(9,563)	(17,451)
Cash and cash equivalents at the beginning of the period	21,426	37,073
Cash and cash equivalents at the end of the period	$11,863	$19,622

Supplemental disclosure of cash flow information
Cash interest paid	$1,845	$25
Income taxes paid	—	23
Non-cash financing activities:
Distribution declared and payable	15,560	9,115
Value of shares issued in connection with reinvestment of distributions	32,021	—
Accrual for deferred financing costs	—	4
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(3)	6.25% (L + 5.25%/Q)	4/20/2020	9/18/2023	$16,992	$16,557	$16,992
	First lien (2)(3)	6.25% (L + 5.25%/Q)	12/30/2020	9/18/2023	9,875	9,875	9,875
	First lien (2)(3)	6.25% (L + 5.25%/Q)	4/20/2020	9/18/2023	7,504	7,312	7,504
	First lien (2)(3)	6.25% (L + 5.25%/Q)	6/15/2021	9/18/2023	3,262	3,262	3,262
					37,633	37,006	37,633	5.02%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	7.25% (L + 5.75%/S)	2/6/2020	5/22/2026	24,541	24,435	24,541
	First lien (3)	7.25% (L + 5.75%/S)	2/6/2020	5/22/2026	4,605	4,576	4,605
	First lien (3)(4) - Drawn	7.25% (L + 5.75%/S)	2/6/2020	5/22/2026	1,631	1,624	1,631
					30,777	30,635	30,777	4.10%
Higginbotham Insurance Agency, Inc.
Insurance Services	First lien (2)(3)	6.25% (L + 5.50%/M)	11/19/2020	11/25/2026	23,847	23,702	23,847
	First lien (3)	6.25% (L + 5.50%/M)	11/19/2020	11/25/2026	6,732	6,686	6,732
					30,579	30,388	30,579	4.08%
Zone Climate Services, Inc.
Consumer Services	First lien (2)	5.75% (SOFR + 4.75%/Q)	3/9/2022	3/9/2028	28,103	27,824	27,822	3.71%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)	6.75% (L + 5.75%/S)	12/11/2020	10/4/2027	18,632	18,516	18,632
	First lien (3)	6.75% (L + 5.75%/S)	6/3/2021	10/4/2027	4,998	4,975	4,998
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/M)	8/13/2021	10/4/2027	3,677	3,668	3,677
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/S)	8/13/2021	10/4/2027	92	92	92
					27,399	27,251	27,399	3.65%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)	6.51% (L + 5.50%/Q)	10/15/2020	11/26/2027	19,783	19,561	19,783
	First lien (3)(4) - Drawn	6.46% (L + 5.50%/Q)	11/26/2021	11/26/2027	7,536	7,463	7,536
					27,319	27,024	27,319	3.64%
Diligent Corporation
Software	First lien (2)(3)	7.26% (L + 6.25%/Q)	8/4/2020	8/4/2025	14,861	14,730	14,950
	First lien (2)(3)	6.76% (L + 5.75%/Q)	3/30/2021	8/4/2025	5,625	5,602	5,625
	First lien (2)(3)	6.76% (L + 5.75%/Q)	3/4/2021	8/4/2025	3,136	3,124	3,136
	First lien (3)	7.26% (L + 6.25%/Q)	8/4/2020	8/4/2025	1,243	1,232	1,250
	First lien (3)	7.26% (L + 6.25%/Q)	8/4/2020	8/4/2025	784	777	789
					25,649	25,465	25,750	3.43%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Associations, Inc.
Consumer Services	First lien (2)(3)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	$14,641	$14,580	$14,567
	First lien (3)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	3,602	3,586	3,584
	First lien (3)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	3,601	3,586	3,583
	First lien (3)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	2,175	2,166	2,164
	First lien (3)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	1,731	1,723	1,722
					25,750	25,641	25,620	3.41%
Diamondback Acquisition, Inc.
Software	First lien (2)(3)	6.51% (L + 5.50%/Q)	9/13/2021	9/13/2028	25,266	25,030	25,013	3.33%
Apptio, Inc.
Software	First lien (3)	8.25% (L + 7.25%/Q)	4/20/2020	1/10/2025	25,000	24,118	25,000	3.33%
iCIMS, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	20,025	19,358	20,025
	First lien (2)(3)	7.50% (L + 6.50%/S)	4/20/2020	9/12/2024	3,905	3,775	3,905
					23,930	23,133	23,930	3.19%
Syndigo LLC
Software	First lien (2)(3)	5.25% (L + 4.50%/S)	12/14/2020	12/15/2027	19,800	19,674	19,800
	Second Lien (3)	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	4,000	3,976	4,000
					23,800	23,650	23,800	3.17%
OA Buyer, Inc.
Healthcare Information Technology	First lien (2)(3)	6.75% (L + 6.00%/M)	12/20/2021	12/20/2028	23,817	23,587	23,579	3.14%
IG Investments Holdings, LLC
Business Services	First lien (2)(3)	7.01% (L + 6.00%/Q)	9/22/2021	9/22/2028	23,317	23,098	23,084
	First lien (3)(4) - Drawn	8.50% (P + 5.00%/Q)	9/22/2021	9/22/2027	365	363	362
					23,682	23,461	23,446	3.12%
PDQ.com Corporation
Information Technology	First lien (3)	6.00% (L + 5.00%/Q)	9/1/2021	8/27/2027	13,462	13,400	13,394
	First lien (3)	6.01% (L + 5.00%/Q)	9/1/2021	8/27/2027	9,222	9,179	9,176
					22,684	22,579	22,570	3.01%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(3)	5.75% (SOFR + 4.75%/M)	12/21/2020	12/23/2026	17,884	17,733	17,706
	First lien (3)(4) - Drawn	5.75% (SOFR + 4.75%/M)	12/21/2020	12/23/2026	4,505	4,466	4,460
					22,389	22,199	22,166	2.95%
Notorious Topco, LLC
Consumer Products	First lien (2)(3)	8.00% (L + 6.50%/S)	11/23/2021	11/23/2027	21,212	21,061	21,053
	First lien (3)(4) - Drawn	8.00% (L + 6.50%/S)	11/23/2021	5/24/2027	492	489	488
					21,704	21,550	21,541	2.87%
Foundational Education Group, Inc.
Education	First lien (2)	4.75% (L + 4.25%/M)	8/19/2021	8/31/2028	14,464	14,396	14,464
	Second Lien (2)	7.00% (L + 6.50%/M)	8/19/2021	8/31/2029	6,488	6,458	6,451
					20,952	20,854	20,915	2.79%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KWOR Acquisition, Inc.
Business Services	First lien (2)(3)	6.00% (L + 5.25%/M)	12/22/2021	12/22/2028	$20,765	$20,614	$20,609
	First lien (3)(4) - Drawn	7.75% (P + 4.25%/Q)	12/22/2021	12/22/2027	187	187	186
					20,952	20,801	20,795	2.77%
Galway Borrower LLC
Insurance Services	First lien (2)(3)	6.26% (L + 5.25%/Q)	9/30/2021	9/29/2028	19,237	19,056	19,044
	First lien (3)	6.26% (L + 5.25%/Q)	9/30/2021	9/29/2028	1,327	1,323	1,313
	First lien (3)(4) - Drawn	6.26% (L + 5.25%/Q)	9/30/2021	9/29/2028	281	269	278
					20,845	20,648	20,635	2.75%
CCBlue Bidco, Inc.
Healthcare Services	First lien (2)(3)	7.00% (L + 3.50% + 2.75% PIK/Q)*	12/20/2021	12/21/2028	20,605	20,406	20,399	2.72%
Recorded Future, Inc.
Software	First lien (2)(3)	6.26% (L + 5.25%/Q)	12/30/2021	7/3/2025	7,481	7,446	7,444
	First lien (2)(3)	6.26% (L + 5.25%/Q)	8/3/2020	7/3/2025	5,802	5,761	5,773
	First lien (3)	6.26% (L + 5.25%/Q)	8/3/2020	7/3/2025	4,135	4,084	4,115
	First lien (2)(3)	6.26% (L + 5.25%/Q)	1/19/2022	7/3/2025	2,511	2,493	2,498
					19,929	19,784	19,830	2.64%
Thermostat Purchaser III, Inc.
Business Services	First lien (2)	5.25% (L + 4.50%/Q)	8/24/2021	8/31/2028	19,001	18,956	18,858
	First lien	5.25% (L + 4.50%/Q)	8/24/2021	8/31/2028	935	931	929
					19,936	19,887	19,787	2.64%
Stamps.com Inc.
Software	First lien (2)(3)	6.50% (L + 5.75%/Q)	10/5/2021	10/5/2028	11,721	11,610	11,604
	First lien (2)(3)	6.50% (L + 5.75%/Q)	12/13/2021	10/5/2028	7,367	7,296	7,293
					19,088	18,906	18,897	2.52%
DECA Dental Holdings LLC
Healthcare Services	First lien (2)(3)	6.76% (L + 5.75%/Q)	8/26/2021	8/28/2028	16,990	16,832	16,821
	First lien (3)(4) - Drawn	6.76% (L + 5.75%/Q)	8/26/2021	8/28/2028	1,788	1,772	1,771
					18,778	18,604	18,592	2.48%
Eisner Advisory Group LLC
Financial Services	First lien (2)	6.00% (L + 5.25%/M)	8/16/2021	7/28/2028	16,751	16,673	16,666
	First lien	6.00% (L + 5.25%/M)	8/16/2021	7/28/2028	1,675	1,667	1,666
					18,426	18,340	18,332	2.44%
Kaseya Inc.
Software	First lien (2)(3)	7.50% (L + 5.50% + 1.00% PIK/Q)*	6/29/2020	5/2/2025	10,332	10,127	10,332
	First lien (2)(3)	7.50% (L + 5.50% + 1.00% PIK/Q)*	9/8/2021	5/2/2025	3,286	3,261	3,286
	First lien (3)	7.50% (L + 5.50% + 1.00% PIK/Q)*	8/3/2020	5/2/2025	2,633	2,597	2,633
	First lien (3)	7.50% (L + 5.50% + 1.00% PIK/Q)*	6/29/2020	5/2/2025	1,013	989	1,013
	First lien (3)(4) - Drawn	7.50% (L + 5.50% + 1.00% PIK/Q)*	9/8/2021	5/2/2025	802	797	802
					18,066	17,771	18,066	2.41%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (2)(3)	6.50% (L + 5.50%/A)	12/1/2021	4/27/2027	9,267	9,223	9,221
	First lien (2)(3)	6.50% (L + 5.50%/A)	4/28/2021	4/27/2027	6,948	6,917	6,913
	First lien (2)(3)	6.50% (L + 5.50%/A)	10/14/2021	4/27/2027	1,068	1,063	1,063
					17,283	17,203	17,197	2.29%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Project Essential Bidco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/S)	4/20/2021	4/20/2028	$17,339	$17,204	$17,188	2.29%
Vehlo Purchaser, LLC
Software	First lien (3)	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	11,465	11,360	11,350
	First lien (3)(4) - Drawn	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	3,325	3,294	3,292
	First lien (3)(4) - Drawn	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	494	491	489
					15,284	15,145	15,131	2.02%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (2)(3)	7.00% (L + 3.50% + 2.75% PIK/Q)*	12/27/2021	11/24/2028	15,312	15,125	15,120	2.02%
Granicus, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/Q)	1/27/2021	1/29/2027	10,695	10,627	10,695
	First lien (3)	7.50% (L + 6.50%/Q)	1/27/2021	1/29/2027	2,994	2,976	2,994
	First lien (3)(4) - Drawn	7.01% (L + 6.00%/Q)	4/23/2021	1/29/2027	1,386	1,374	1,372
					15,075	14,977	15,061	2.01%
RealPage, Inc.
Business Services	Second Lien	7.25% (L + 6.50%/M)	2/18/2021	4/23/2029	14,250	14,153	14,339	1.91%
MRI Software LLC
Software	First lien (2)(3)	6.51% (L + 5.50%/Q)	1/31/2020	2/10/2026	11,001	10,963	11,001
	First lien (2)(3)	6.51% (L + 5.50%/Q)	3/24/2021	2/10/2026	2,513	2,508	2,513
	First lien (3)	6.51% (L + 5.50%/Q)	1/31/2020	2/10/2026	318	317	318
					13,832	13,788	13,832	1.84%
Pioneer Topco I, L.P.(6)
Pioneer Buyer I, LLC
Software	First lien (3)	7.75% (L + 7.00% PIK/Q)*	11/1/2021	11/1/2028	11,615	11,507	11,499
	First lien (3)	7.75% (L + 7.00% PIK/Q)*	3/11/2022	11/1/2028	1,592	1,576	1,576
					13,207	13,083	13,075	1.74%
CentralSquare Technologies, LLC
Software	First lien (2)	4.76% (L + 3.75%/Q)	4/1/2020	8/29/2025	13,477	11,875	12,763	1.70%
Businessolver.com, Inc.
Software	First lien (2)(3)	6.50% (L + 5.75%/S)	12/1/2021	12/1/2027	12,548	12,488	12,486	1.66%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(3)	6.76% (L + 5.75%/Q)	12/20/2021	12/21/2027	9,099	9,011	9,008
	First lien (3)	6.71% (L + 5.75%/Q)	12/20/2021	12/21/2027	3,035	3,006	3,005
	First lien (3)(4) - Drawn	6.50% (L + 5.75%/Q)	12/20/2021	12/21/2027	310	299	307
					12,444	12,316	12,320	1.64%
Fortis Solutions Group, LLC
Packaging	First lien (2)(3)	6.51% (L + 5.50%/Q)	10/15/2021	10/13/2028	12,371	12,254	12,246	1.63%
CFS Management, LLC
Healthcare Services	First lien (2)(3)	7.25% (SOFR + 6.25%/Q)	9/1/2021	7/1/2024	8,855	8,810	8,855
	First lien (3)	7.25% (SOFR + 6.25%/Q)	9/1/2021	7/1/2024	3,365	3,349	3,365
					12,220	12,159	12,220	1.63%
AAH Topco, LLC
Consumer Services	First lien (2)(3)	6.25% (L + 5.50%/M)	12/22/2021	12/22/2027	11,844	11,730	11,725	1.56%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

OB Hospitalist Group, Inc.
Healthcare Services	First lien (2)(3)	6.25% (L + 5.50%/M)	9/21/2021	9/27/2027	$11,421	$11,315	$11,307	1.51%
Relativity ODA LLC
Software	First lien (3)	7.50% (L + 6.50% PIK/M)*	5/12/2021	5/12/2027	11,344	11,227	11,202	1.49%
Snap One Holdings Corp.**
Distribution & Logistics	First lien (2)(3)	5.51% (L + 4.50%/Q)	11/23/2021	12/8/2028	11,178	11,124	11,122	1.48%
Daxko Acquisition Corporation
Software	First lien (2)(3)	6.25% (L + 5.50%/Q)	10/15/2021	10/16/2028	10,519	10,420	10,414
	First lien (3)(4) - Drawn	6.25% (L + 5.50%/S)	10/15/2021	10/16/2028	234	232	232
					10,753	10,652	10,646	1.42%
LSCS Holdings, Inc.
Healthcare Services	First lien (2)	5.00% (L + 4.50%/M)	11/23/2021	12/18/2028	10,434	10,408	10,334	1.38%
Bullhorn, Inc.
Software	First lien (2)(3)	6.76% (L + 5.75%/Q)	9/11/2020	9/30/2026	9,727	9,671	9,727
	First lien (3)	6.76% (L + 5.75%/Q)	9/11/2020	9/30/2026	606	605	606
					10,333	10,276	10,333	1.38%
Energize Holdco LLC
Business Services	Second Lien (2)(3)	7.25% (L + 6.75%/M)	11/19/2021	12/7/2029	10,000	9,951	9,950	1.33%
RXB Holdings, Inc.
Healthcare Services	First lien (2)	5.25% (L + 4.50%/Q)	7/28/2021	12/20/2027	9,925	9,902	9,888	1.32%
VetCor Professional Practices LLC
Consumer Services	First lien (3)(4) - Drawn	5.06% (L + 4.25%/S)	12/3/2021	7/2/2025	6,094	6,066	6,064
	Second Lien (3)(4) - Drawn	7.53% (L + 6.50%/S)	12/3/2021	7/2/2026	3,585	3,559	3,558
					9,679	9,625	9,622	1.28%
Xactly Corporation
Software	First lien (3)	8.25% (L + 7.25%/S)	6/5/2020	7/31/2023	9,449	9,229	9,449	1.26%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(3)	6.75% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	6,400	6,358	6,400
	First lien (3)	6.75% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	1,065	1,057	1,065
					7,465	7,415	7,465	1.00%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)(3)	6.75% (L + 6.00%/M)	3/1/2021	3/1/2028	7,401	7,304	7,401	0.99%
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(3)	6.51% (L + 5.50%/Q)	8/2/2021	8/2/2028	7,442	7,374	7,368
	First lien (3)(4) - Drawn	6.51% (L + 5.50%/Q)	8/2/2021	8/2/2028	20	19	19
					7,462	7,393	7,387	0.98%
OEConnection LLC
Business Services	Second Lien (2)(3)	7.50% (L + 7.00%/M)	12/17/2021	9/25/2027	7,360	7,290	7,287	0.97%
Maverick Bidco Inc.
Software	Second Lien (3)	7.50% (L + 6.75%/Q)	4/29/2021	5/18/2029	6,000	5,986	5,985
	Second Lien (3)	9.25% (P + 5.75%/Q)	4/29/2021	5/18/2029	800	796	799
					6,800	6,782	6,784	0.90%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3)	6.75% (L + 5.75%/M)	2/20/2020	2/20/2026	$6,198	$6,176	$6,198
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/M)	2/20/2020	2/20/2026	245	245	245
					6,443	6,421	6,443	0.86%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	7.00% (L + 6.00%/S)	3/13/2020	2/6/2026	5,415	5,396	5,415
	First lien (2)(3)	9.00% (L + 8.00%/S)	10/15/2020	8/6/2026	974	967	974
					6,389	6,363	6,389	0.85%
Infogain Corporation
Software	First lien (2)(3)	6.75% (L + 5.75%/S)	7/30/2021	7/28/2028	6,147	6,105	6,101
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/Q)	7/30/2021	7/30/2026	247	246	245
					6,394	6,351	6,346	0.85%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(3)	6.26% (L + 5.25%/Q)	7/19/2021	7/19/2027	5,383	5,328	5,323
	First lien (3)(4) - Drawn	6.25% (L + 5.25%/M)	7/19/2021	7/19/2026	589	583	583
					5,972	5,911	5,906	0.79%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(3)	6.00% (L + 5.25%/S)	6/30/2021	6/29/2027	4,966	4,921	4,948
	First lien (3)(4) - Drawn	6.15% (L + 5.25%/S)	6/30/2021	6/29/2027	606	600	603
					5,572	5,521	5,551	0.74%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(3)	6.70% (L + 5.25%/S)	12/29/2021	12/29/2028	5,212	5,162	5,160	0.69%
eResearchTechnology, Inc.
Healthcare Services	First lien (2)	5.50% (L + 4.50%/M)	1/8/2021	2/4/2027	4,950	4,950	4,936	0.66%
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)	5.76% (L + 4.75%/Q)	11/18/2020	7/9/2026	2,482	2,462	2,482
	First lien (2)(3)(4) - Drawn	5.76% (L + 4.75%/Q)	11/18/2020	7/9/2026	2,271	2,254	2,271
					4,753	4,716	4,753	0.63%
Community Brands ParentCo, LLC
Software	First lien (2)(3)	6.50% (SOFR + 5.75%/Q)	2/24/2022	2/24/2028	4,691	4,645	4,644	0.62%
KPSKY Acquisition Inc.
Industrial Services	First lien (2)(3)	6.25% (L + 5.50%/M)	10/19/2021	10/19/2028	4,416	4,374	4,372
	First lien (3)(4) - Drawn	8.00% (P + 4.50%/Q)	10/19/2021	10/19/2028	252	250	250
					4,668	4,624	4,622	0.62%
Convey Health Solutions, Inc.**
Healthcare Services	First lien (2)(3)	5.50% (L + 4.75%/M)	2/1/2022	9/4/2026	4,567	4,501	4,567	0.61%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(3)(4) - Drawn	6.28% (L + 5.50%/M)	8/12/2021	8/13/2026	4,296	4,258	4,296	0.57%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second Lien (2)(3)	7.54% (L + 6.75%/S)	5/12/2021	5/18/2029	4,222	4,203	4,201	0.56%
TigerConnect, Inc.
Healthcare Services	First lien (2)(3)	7.75% (SOFR + 6.75%/Q)	2/16/2022	2/16/2028	4,223	4,181	4,180	0.56%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

USRP Holdings, Inc.
Federal Services	First lien (2)(3)	6.50% (L + 5.50%/Q)	7/22/2021	7/23/2027	$3,679	$3,646	$3,643
	First lien (3)	6.50% (L + 5.50%/Q)	7/22/2021	7/23/2027	479	475	474
	First lien (3)(4) - Drawn	6.51% (L + 5.50%/Q)	7/22/2021	7/23/2027	5	5	5
					4,163	4,126	4,122	0.55%
Appriss Health, LLC
Healthcare Information Technology	First lien (3)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	4,063	4,026	4,022	0.54%
Calabrio, Inc.
Software	First lien (3)	8.01% (L + 7.00%/Q)	4/16/2021	4/16/2027	3,986	3,960	3,960	0.53%
STATS Intermediate Holdings, LLC**
Business Services	First lien (2)	5.72% (L + 5.25%/Q)	8/9/2021	7/10/2026	3,962	3,962	3,944	0.52%
Safety Borrower Holdings LLC
Information Services	First lien (2)(3)	6.76% (L + 5.75%/Q)	9/1/2021	9/1/2027	3,732	3,715	3,713
	First lien (3)(4) - Drawn	8.25% (P + 4.75%/Q)	9/1/2021	9/1/2027	83	83	83
					3,815	3,798	3,796	0.51%
Sun Acquirer Corp.
Consumer Services	First lien (2)(3)	6.76% (L + 5.75%/Q)	9/8/2021	9/8/2028	2,610	2,588	2,584
	First lien (3)(4) - Drawn	6.76% (L + 5.75%/Q)	9/8/2021	9/8/2028	1,028	1,019	1,018
					3,638	3,607	3,602	0.48%
Quartz Holding Company
Software	Second Lien (2)(3)	8.46% (L + 8.00%/M)	10/16/2020	4/2/2027	3,000	2,988	3,000	0.40%
Geo Parent Corporation
Business Services	First lien (2)(3)	5.71% (L + 5.25%/M)	5/29/2020	12/19/2025	2,939	2,856	2,939	0.39%
SpecialtyCare, Inc.
Healthcare Services	First lien (2)(3)	6.75% (L + 5.75%/Q)	6/18/2021	6/18/2028	2,882	2,843	2,848	0.38%
Bluefin Holding, LLC
Software	Second Lien (2)(3)	8.26% (L + 7.75%/Q)	6/9/2020	9/3/2027	2,500	2,391	2,500	0.33%
Spring Education Group, Inc.
Education	First lien (2)	5.26% (L + 4.25%/Q)	3/23/2020	7/30/2025	2,448	1,972	2,381	0.32%
Vectra Co.
Business Products	First lien (2)	3.71% (L + 3.25%/M)	3/26/2020	3/8/2025	1,377	1,222	1,313	0.18%
Total Funded Debt Investments - United States					$1,091,673	$1,079,493	$1,085,493	144.68%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(3)	6.75% (L + 6.00%/Q)	10/1/2021	9/29/2028	$23,010	$22,793	$22,779	3.04%
Total Funded Debt Investments - Netherlands					$23,010	$22,793	$22,779	3.04%
Total Funded Debt Investments					$1,114,683	$1,102,286	$1,108,272	147.72%
Equity - United States
Pioneer Topco I, L.P.(6)
Software	Ordinary Shares (3)	—	11/1/2021	—	10	$—	$—	—%
Total Shares - United States						$—	$—	—%
Total Shares						$1,102,286	$1,108,272	147.72%
Total Funded Investments						$1,102,286	$1,108,272	147.72%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United States
YLG Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	10/22/2021	10/22/2023	$6,432	$—	$—	—%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	3/1/2021	3/1/2023	3,265	—	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(3)(4) - Undrawn	—	8/12/2021	8/11/2023	2,945	—	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	3/12/2021	3/10/2023	525	—	—	—%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)(4) - Undrawn	—	8/13/2021	6/3/2022	2,252	—	—
	First lien (3)(4) - Undrawn	—	8/13/2021	10/4/2027	279	(1)	—
					2,531	(1)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	395	(1)	—	—%
GS AcquisitionCo, Inc.
Software	First lien (3)(4) - Undrawn	—	10/7/2021	11/2/2022	1,864	—	—
	First lien (3)(4) - Undrawn	—	2/6/2020	5/22/2026	288	(2)	—
					2,152	(2)	—	—%
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)(4) - Undrawn	—	11/18/2020	11/23/2022	186	(2)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(4) - Undrawn	—	2/20/2020	2/20/2026	456	(2)	—	—%
MRI Software LLC
Software	First lien (3)(4) - Undrawn	—	2/11/2022	8/16/2023	2,898	—	—
	First lien (2)(3)(4) - Undrawn	—	3/24/2021	3/24/2022	607	—	—
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	780	(3)	—
					4,285	(3)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	10/5/2021	11/8/2022	632	(1)	—
	First lien (3)(4) - Undrawn	—	9/11/2020	9/30/2026	693	(4)	—
					1,325	(5)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	11/26/2021	11/26/2023	2,986	—	—
	First lien (3)(4) - Undrawn	—	11/26/2021	11/26/2024	963	(9)	—
					3,949	(9)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Xactly Corporation
Software	First lien (3)(4) - Undrawn	—	6/5/2020	7/31/2023	$551	$(12)	$—	—%
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	8/4/2020	8/4/2025	2,369	(15)	—	—%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2023	741	(6)	—
	First lien (3)(4) - Undrawn	—	6/29/2020	5/2/2025	686	(15)	—
					1,427	(21)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	7/19/2021	7/19/2026	147	(2)	(2)	(0.00)%
KPSKY Acquisition Inc.
Industrial Services	First lien (3)(4) - Undrawn	—	10/19/2021	10/19/2023	254	—	(3)	(0.00)%
Appriss Health, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	5/6/2021	5/6/2027	271	(2)	(3)	(0.00)%
USRP Holdings, Inc.
Federal Services	First lien (3)(4) - Undrawn	—	7/22/2021	7/23/2027	283	(3)	(3)	(0.00)%
Calabrio, Inc.
Software	First lien (3)(4) - Undrawn	—	4/16/2021	4/16/2027	480	(3)	(3)	(0.00)%
Safety Borrower Holdings LLC
Information Services	First lien (3)(4) - Undrawn	—	9/1/2021	9/1/2027	249	(1)	(1)
	First lien (3)(4) - Undrawn	—	9/1/2021	9/1/2022	831	—	(4)
					1,080	(1)	(5)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(4) - Undrawn	—	6/30/2021	6/29/2027	484	(4)	(2)
	First lien (3)(4) - Undrawn	—	6/30/2021	6/29/2023	1,090	—	(4)
					1,574	(4)	(6)	(0.00)%
SpecialtyCare, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	6/18/2021	6/18/2026	224	(3)	(3)
	First lien (3)(4) - Undrawn	—	6/18/2021	6/18/2023	268	—	(3)
					492	(3)	(6)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/3/2020	7/3/2025	1,202	(11)	(6)	(0.00)%
Associations, Inc.
Consumer Services	First lien (3)(4) - Undrawn	—	7/2/2021	7/2/2027	1,476	(7)	(7)	(0.00)%
Infogain Corporation
Software	First lien (3)(4) - Undrawn	—	7/30/2021	7/30/2026	989	(7)	(7)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

TigerConnect, Inc.
Healthcare Services	First lien (2)(3)(4) - Undrawn	—	2/16/2022	2/16/2023	$174	$—	$(2)
	First lien (3)(4) - Undrawn	—	2/16/2022	2/16/2028	603	(6)	(6)
					777	(6)	(8)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (3)(4) - Undrawn	—	2/24/2022	2/24/2028	276	(3)	(3)
	First lien (3)(4) - Undrawn	—	2/24/2022	2/26/2024	552	—	(6)
					828	(3)	(9)	(0.00)%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second Lien (2)(3)(4) - Undrawn	—	5/12/2021	5/18/2023	1,778	—	(9)	(0.00)%
Granicus, Inc.
Software	First lien (3)(4) - Undrawn	—	1/27/2021	1/29/2027	1,207	(7)	—
	First lien (3)(4) - Undrawn	—	4/23/2021	4/21/2023	912	—	(9)
					2,119	(7)	(9)	(0.00)%
PDQ.com Corporation
Information Technology	First lien (3)(4) - Undrawn	—	9/1/2021	8/27/2027	2,206	(10)	(11)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2027	363	(3)	(4)
	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2023	896	(6)	(9)
					1,259	(9)	(13)	(0.00)%
Relativity ODA LLC
Software	First lien (3)(4) - Undrawn	—	5/12/2021	5/12/2027	1,061	(11)	(13)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (3)(4) - Undrawn	—	9/22/2021	9/22/2027	1,460	(15)	(15)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	9/21/2021	9/27/2027	1,484	(14)	(15)	(0.00)%
Businessolver.com, Inc.
Software	First lien (3)(4) - Undrawn	—	12/1/2021	12/1/2023	3,378	—	(17)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (3)(4) - Undrawn	—	10/15/2021	10/15/2027	783	(7)	(8)
	First lien (3)(4) - Undrawn	—	10/15/2021	10/16/2023	1,067	—	(11)
					1,850	(7)	(19)	(0.00)%
Project Essential Bidco, Inc.
Software	First lien (3)(4) - Undrawn	—	4/20/2021	4/20/2027	2,241	(17)	(19)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First lien (3)(4) - Undrawn	—	12/22/2021	12/22/2027	2,697	(20)	(20)	(0.00)%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	12/27/2021	5/24/2024	1,630	—	(20)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Pioneer Topco I, L.P.(6)
Pioneer Buyer I, LLC
Software	First lien (3)(4) - Undrawn	—	11/1/2021	11/1/2027	$2,045	$(19)	$(20)	(0.00)%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	4/28/2021	4/27/2027	1,000	(4)	—
	First lien (3)(4) - Undrawn	—	12/1/2021	11/29/2023	5,068	(24)	(25)
					6,068	(28)	(25)	(0.00)%
Thermostat Purchaser III, Inc.
Business Services	First lien (4) - Undrawn	—	8/24/2021	8/31/2023	3,516	—	(26)	(0.00)%
OA Buyer, Inc.
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	12/20/2021	12/20/2028	3,041	(29)	(31)	(0.00)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(4) - Undrawn	—	12/29/2021	12/29/2027	539	(5)	(5)
	First lien (3)(4) - Undrawn	—	12/29/2021	6/29/2023	2,696	—	(27)
					3,235	(5)	(32)	(0.01)%
Notorious Topco, LLC
Consumer Products	First lien (3)(4) - Undrawn	—	11/23/2021	5/24/2027	1,352	(10)	(10)
	First lien (3)(4) - Undrawn	—	11/23/2021	11/23/2023	3,073	—	(23)
					4,425	(10)	(33)	(0.01)%
ACI Group Holdings, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	8/2/2021	8/2/2027	787	(7)	(8)
	First lien (3)(4) - Undrawn	—	8/2/2021	8/2/2023	2,736	—	(28)
					3,523	(7)	(36)	(0.01)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	12/20/2021	12/21/2027	906	—	(9)
	First lien (3)(4) - Undrawn	—	12/20/2021	12/21/2023	3,041	—	(30)
					3,947	—	(39)	(0.01)%
CCBlue Bidco, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	12/20/2021	12/21/2023	4,054	—	(41)	(0.01)%
Diamondback Acquisition, Inc.
Software	First lien (3)(4) - Undrawn	—	9/13/2021	9/13/2023	4,237	—	(42)	(0.01)%
Galway Borrower LLC
Insurance Services	First lien (3)(4) - Undrawn	—	9/30/2021	9/30/2027	1,481	(14)	(15)
	First lien (3)(4) - Undrawn	—	9/30/2021	9/29/2023	2,830	—	(28)
					4,311	(14)	(43)	(0.01)%
Zone Climate Services, Inc.
Consumer Services	First lien (4) - Undrawn	—	3/9/2022	3/9/2028	4,397	(43)	(44)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DECA Dental Holdings LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	8/26/2021	8/26/2027	$1,348	$(12)	$(14)
	First lien (3)(4) - Undrawn	—	8/26/2021	8/28/2023	4,044	—	(40)
					5,392	(12)	(54)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(4) - Undrawn	—	10/15/2021	10/15/2027	1,722	(16)	(17)
	First lien (3)(4) - Undrawn	—	10/15/2021	10/13/2023	5,024	—	(50)
					6,746	(16)	(67)	(0.01)%
Vehlo Purchaser, LLC
Software	First lien (3)(4) - Undrawn	—	8/27/2021	8/27/2027	1,975	(20)	(20)
	First lien (3)(4) - Undrawn	—	8/27/2021	8/28/2023	4,897	—	(49)
					6,872	(20)	(69)	(0.01)%
Allworth Financial Group, L.P.
Financial Services	First lien (3)(4) - Undrawn	—	12/21/2020	12/23/2022	905	—	(9)
	First lien (3)(4) - Undrawn	—	1/20/2022	1/20/2024	2,611	—	(26)
	First lien (3)(4) - Undrawn	—	12/21/2020	12/23/2026	3,507	(29)	(35)
					7,023	(29)	(70)	(0.01)%
VetCor Professional Practices LLC
Consumer Services	First lien (3)(4) - Undrawn	—	12/3/2021	7/2/2024	1,600	(7)	(8)
	First lien (3)(4) - Undrawn	—	12/3/2021	12/4/2023	8,289	—	(41)
	Second Lien (3)(4) - Undrawn	—	12/3/2021	12/4/2023	10,818	—	(82)
					20,707	(7)	(131)	(0.02)%
AAH Topco, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	12/22/2021	12/22/2027	1,413	(14)	(14)
	First lien (3)(4) - Undrawn	—	12/22/2021	12/22/2023	13,004	—	(130)
					14,417	(14)	(144)	(0.02)%
Total Unfunded Debt Investments - United States					$173,765	$(488)	$(1,195)	(0.16)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(4) - Undrawn	—	10/1/2021	10/1/2027	$1,726	$(16)	$(17)	(0.00)%
Total Unfunded Debt Investments - Netherlands					$1,726	$(16)	$(17)	(0.00)%
Total Unfunded Debt Investments					$175,491	$(504)	$(1,212)	(0.16)%
Total Non-Controlled/Non-Affiliated Investments						$1,101,782	$1,107,060	147.56%
Total Investments						$1,101,782	$1,107,060	147.56%

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
March 31, 2022
(in thousands, except shares)
(unaudited)
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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2022.
(6)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
*    All or a portion of interest contains payment-in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2022, 3.72% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

	March 31, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	94.40%
Second lien	5.60%
Equity and other	—%	(1)
Total investments	100.00%

(1)As of March 31, 2022, equity and other investments made up less than 0.01% of total investments.

March 31, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	37.66%
Business Services	12.22%
Healthcare Services	11.39%
Consumer Services	8.16%
Financial Services	6.98%
Healthcare Information Technology	5.78%
Insurance Services	4.62%
Information Technology	4.09%
Education	2.10%
Consumer Products	1.94%
Distribution & Logistics	1.59%
Specialty Chemicals & Materials	1.11%
Packaging	1.10%
Industrial Services	0.43%
Federal Services	0.37%
Information Services	0.34%
Business Products	0.12%
Total investments	100.00%

March 31, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%

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
*    All or a portion of interest contains payment-in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition for details.
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
March 31, 2022
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
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of March 31, 2022, the Company's top five industry concentrations were software, business services, healthcare services, consumer services and financial services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiary SLF I SPV.
The Company's consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the period(s) presented. The Company's consolidated financial statements have eliminated all intercompany transactions. Revenues are recognized when earned and expenses when incurred. The financial results of the Company's portfolio investments are not consolidated in the financial statements.
The Company's consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, the Company's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2022 and December 31, 2021.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2022 and March 31, 2021, the Company recognized PIK interest from investments of $806 and $108, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2022 and December 31, 2021, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
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
Income taxes—The Company has elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its stockholders.
To continue to qualify and be subject to tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.
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
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 through December 31, 2021. The 2019 through 2021 tax year and forward remains subject to examination by the U.S. Federal, state, and local tax authorities.
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
Distributions—Distributions to the Company's stockholders are recorded on the record date as set by the Company's board of directors. The Company intends to make timely distributions to its stockholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a semi-annual basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions declared on behalf of its stockholders, unless a stockholder elects to receive cash.
The Company applies the following in implementing the dividend reinvestment plan ("DRIP"). The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. For the three months ended March 31, 2022 and March 31, 2021, we have issued 2,988,215 and 0 shares through the DRIP, respectively.
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
Note 3. Investments
At March 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,040,031	$1,045,081
Second lien	61,751	61,979
Equity and other(1)	—	—
Total investments	$1,101,782	$1,107,060

(1)As of March 31, 2022, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$412,396	$416,863
Business Services	134,858	135,290
Healthcare Services	126,053	126,117
Consumer Services	90,663	90,333
Financial Services	77,175	77,251
Healthcare Information Technology	64,085	64,031
Insurance Services	51,022	51,171
Information Technology	45,346	45,321
Education	22,826	23,296
Consumer Products	21,540	21,508
Distribution & Logistics	17,543	17,565
Specialty Chemicals & Materials	12,271	12,293
Packaging	12,238	12,179
Industrial Services	4,624	4,619
Federal Services	4,123	4,119
Information Services	3,797	3,791
Business Products	1,222	1,313
Total investments	$1,101,782	$1,107,060

At December 31, 2021, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,003,566	$1,012,256
Second lien	57,381	57,832
Equity and other(1)	—	—
Total investments	$1,060,947	$1,070,088

(1)As of December 31, 2021, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$401,958	$407,135
Healthcare Services	137,728	140,008
Business Services	132,760	133,534
Financial Services	73,145	73,401
Healthcare Information Technology	64,061	64,020
Insurance Services	50,856	51,248
Consumer Services	51,511	51,152
Information Technology	45,391	45,378
Education	26,318	26,908
Consumer Products	21,402	21,376
Distribution & Logistics	17,555	17,588
Specialty Chemicals & Materials	12,297	12,322
Packaging	12,264	12,211
Industrial Services	4,634	4,630
Federal Services	4,132	4,129
Information Services	3,722	3,717
Business Products	1,213	1,331
Total investments	$1,060,947	$1,070,088
As of March 31, 2022, the Company had unfunded commitments on revolving credit facilities of $56,485 and no unfunded commitments on bridge facilities. As of March 31, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $119,006. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2022.
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
The Company’s operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks, including outbreaks of variants such as the Delta and Omicron variants, as well as any other variants, will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the U.S. Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population has been vaccinated, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or if and/or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and the Company anticipates its business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
This outbreak is having, and any future outbreaks could have, an adverse impact on the U.S. and global markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company. As of the date of this Quarterly Report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company and its portfolio companies. Any potential impact to the Company's results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 or treat its impact, all of which are beyond the Company's control. These potential impacts, while uncertain, could adversely affect the Company and the Company's portfolio companies’ operating results.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of March 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,045,081	$—	$98,116	$946,965
Second lien	61,979	—	20,790	41,189
Equity and other(1)	—	—	—	—
Total investments	$1,107,060	$—	$118,906	$988,154

(1)As of March 31, 2022, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,012,256	$—	$145,154	$867,102
Second lien	57,832	—	21,023	36,809
Equity and other(1)	—	—	—	—
Total investments	$1,070,088	$—	$166,177	$903,911

(1)As of December 31, 2021, fair value of equity and other investments was less than $1 thousand.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2022:

	Total	First Lien	Second Lien	Equity and other
Fair value, December 31, 2021	$903,911	$867,102	$36,809	$—	(2)
Total gains or losses included in earnings:
Net change in unrealized appreciation	215	189	26	—
Purchases, including capitalized PIK and revolver fundings	83,494	79,140	4,354	—
Proceeds from sales and paydowns of investments	(10,630)	(10,630)	—	—
Transfers into Level III (1)	11,164	11,164	—	—
Fair value, March 31, 2022	$988,154	$946,965	$41,189	$—	(2)
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$215	$189	$26	$—

(1)As of March 31, 2022, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
(2)As of December 31, 2021 and March 31, 2022, fair value of equity and other investments was less than $1 thousand.
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
Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the three months ended March 31, 2022 and March 31, 2021. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2022 and December 31, 2021, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2022 and December 31, 2021, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2022 were as follows:

					Range
Type	Fair Value as of March 31, 2022		Approach	Unobservable Input	Low	High	Weighted Average
First lien	$919,187		Market & income approach	EBITDA multiple	7.0x	75.0x	19.8x
				Revenue multiple	5.0x	20.0x	8.8x
				Discount rate	6.0%	11.1%	8.0%
	27,778		Other	N/A (1)	N/A	N/A	N/A
Second lien	41,189		Market & income approach	EBITDA multiple	13.0x	32.0x	18.0x
				Discount rate	8.4%	10.6%	9.1%
Equity and other	—	(2)	Market & income approach	Revenue multiple	9.0x	11.5x	10.3x
				Discount rate	9.0%	11.0%	10.0%
	$988,154

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
(2)As of March 31, 2022, fair value of equity and other investments was less than $1 thousand.
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
The fair value of the Wells Credit Facility (as defined below), which is categorized as Level III within the fair value hierarchy as of March 31, 2022 and December 31, 2021, approximates its carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
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
Pursuant to the Investment Management Agreement, as amended on December 13, 2020, during the Company's investment period (the "Investment Period"), which commenced on February 18, 2020 (the "Initial Closing Date") and shall initially continue until the 48-month anniversary of the Initial Closing Date, the base management fee is calculated at an annual blended rate with respect to the Company's Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.70% in the case of Assets Invested equal to or less than $500,000, and (ii) 0.60% in the case of Assets Invested of greater than $500,000, subject, in each case, to the adjustments in the manner set forth in the Investment Management Agreement, as amended. Specifically, the quarterly fee percentage will be subject to reduction throughout the Investment Period with respect to target Assets Invested in the manner set forth in the Investment Management Agreement, as amended. For the avoidance of doubt, the management fee paid at the end of any quarterly period shall be calculated based on the lower of the actual Assets Invested as of the end of any quarter and the target Assets Invested for that quarter. "Assets Invested" shall mean, as of the end of each quarterly period, the sum of the Company's (i) drawn Capital Commitments, and (ii) outstanding principal on borrowings. The base management fee will be payable quarterly in arrears.
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in the Company's existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC's Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company intends to file an application to amend its existing Exemptive Order to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions. There can be no assurance if and when the Company will receive the exemptive order.
Note 6. Borrowings
Wells Credit Facility — On December 23, 2020, the Company's wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") among SLF I SPV as the borrower, the Investment Adviser as collateral manager, the Company as equityholder and seller, Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $450,000. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on June 29, 2021, the Wells Credit Facility bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
(in millions)	March 31, 2022	March 31, 2021
Interest expense	$2,019	$536
Non-usage fee	$114	$58
Amortization of financing costs	$219	$133
Weighted average interest rate	2.3%	2.1%
Effective interest rate	2.7%	2.9%
Average debt outstanding	$357,611	$103,233
As of March 31, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $375,000 and $318,000, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Wells Subscription Line — On February 25, 2020, the Company entered into a Revolving Credit Agreement (the "Wells Subscription Line") with Wells Fargo. On December 3, 2021, all outstanding borrowings under the Wells Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments. Prior to termination, the Wells Subscription Line had a maximum facility amount of $50,000 and the Company was permitted to borrow up to the lesser of $50,000 and the Borrowing Base. The "Borrowing Base" was based upon the unfunded Capital Commitments of subscribed investors in the Company that had been approved by Wells Fargo and met certain criteria.
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
For the three months ended March 31, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Subscription Line were $32, $21 and $52, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the three months ended March 31, 2021 were 1.6% and 5.3%, respectively.
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
Note 7. Regulation
The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its stockholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2022, the Company had unfunded commitments on revolving credit facilities of $56,485, no outstanding bridge financing commitments and other future funding commitments of $119,006. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $50,005, no outstanding bridge financing commitments and other future funding commitments of $136,513. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2022 and December 31, 2021.
The Company also had revolving borrowings available under Wells Credit Facility as of March 31, 2022 and December 31, 2021. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2022 and December 31, 2021, the Company had commitment letters to purchase investments in the aggregate par amount of $24,742 and $25,400, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide.
The Company has been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including those caused by variants such as the Delta and Omicron variants, as well as any other variants, and its impact on all aspects of the Company's business, including how it will impact the Company's portfolio companies, employees, due diligence and underwriting processes, and financial markets. Further, the operational and financial performance of the portfolio companies in which the Company makes investments may be significantly impacted by COVID-19, which may in turn impact the valuation of the Company's investments. The Company believes its portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, the Company continues to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the Unites States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
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
There were no shares of common stock issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2022 and March 31, 2021.
The following table reflects the distributions declared on the Company's common stock for the three months ended March 31, 2022.

Date Declared	Record Date	Payment Date	Per Share Amount
March 29, 2022	March 30, 2022	July 20, 2022	$0.2200
The following table reflects the distributions declared on the Company's common stock for the three months ended March 31, 2021.

Date Declared	Record Date	Payment Date	Per Share Amount
March 26, 2021	March 30, 2021	April 13, 2021	$0.2557
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$13,668	$9,394
Denominator for basic & diluted weighted average share:	70,329,270	35,648,345
Basic & diluted earnings per share:	$0.19	$0.26

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021
Per share data: (1)
Net asset value, December 31, 2021 and December 31, 2020, respectively	$10.63	$10.85
Net investment income	0.22	0.23
Net realized and unrealized (losses) gains (2)	(0.02)	0.04
Net increase in net assets resulting from operations	0.20	0.27
Distributions declared to stockholders from net investment income	(0.22)	(0.26)
Net asset value, March 31, 2022 and March 31, 2021, respectively	$10.61	$10.86
Total return (3)	1.85%	2.44%
Shares outstanding at end of period	70,727,699	35,648,345
Average weighted shares outstanding for the period	70,329,270	35,648,345
Average net assets for the period	$747,829	$386,715
Ratio to average net assets:
Net investment income (4)	8.42%	8.61%
Total expenses (4)	2.49%	2.19%

Average debt outstanding — Wells Subscription Line	N/A	$8,000
Average debt outstanding — Wells Credit Facility	$357,611	$103,233
Asset coverage ratio	300.06%	370.62%
Portfolio turnover	3.78%	3.15%

Capital Commitments	$690,000	$690,000
Funded Capital Commitments	$690,000	$365,700
% of Capital Commitments funded	100.00%	53.00%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for issuance of shares of common stock and distributions declared to stockholders, which are based on actual rate per share).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the three months ended March 31, 2022 and March 31, 2021 were $0.01 and $0.00 per share, respectively.
(3)Total return is calculated assuming a purchase at net asset value per share on the opening of the first day of the year and a sale at net asset value per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net asset value per share on the last day of the respective quarter. Total return calculation is not annualized.
(4)Annualized, except organizational and offering costs.
N/A     Not applicable as the Wells Subscription Line was terminated on December 3, 2021.
Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2022 or March 31, 2021.
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiary (the "Company"), including the consolidated schedule of investments, as of March 31, 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of December 31, 2021, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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
May 13, 2022

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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
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
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of March 31, 2022, our top five industry concentrations were software, business services, healthcare services, consumer services and financial services.
As of March 31, 2022, our net assets were approximately $750.2 million and our portfolio had a fair value of approximately $1,107.1 million in 84 portfolio companies.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the Unites States, have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the Unites States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks, including outbreaks of new variants such as the Delta and Omicron variants, as well as any other variants, will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the Unites States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the Unites States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
Although the U.S. Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population has been vaccinated, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the Unites States and other major markets.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy for the three months ended March 31, 2022.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the three months ended March 31, 2022.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2022 and March 31, 2021, we recognized PIK interest from investments of approximately $0.8 million and $0.1 million, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2022 and December 31, 2021, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
Monitoring of Portfolio Investments
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. We have recently consolidated our portfolio monitoring procedures by combining our previously bifurcated system that separately (1) rated investments based on their performance compared to expectations and (2) assigned a risk rating to each investment based on the expected impact from the COVID-19 pandemic. As described more fully below, our new portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating (as defined below).
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of "1" to "4", with "1" being the worst and "4" being the best:
◦Tier 1 – Severe business underperformance and/or severe market headwinds

◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 4 – Business performance is in-line with or above expectations
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company's business and credit quality, the underlying portfolio company's current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of "A" to "C", with "A" being the best and "C" being the worst.
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Red, Orange, Yellow and Green with Red reflecting an investment performing materially below expectations and Green reflecting an investment that is in-line with or above expectations. The mapping of the composite scores to these categories are below:
•Red – 1C (e.g., Tier 1 for Operating Performance and C for Business Characteristics)
•Orange – 2C and 1B
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of March 31, 2022:

(in millions)	As of March 31, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	—	—%	—	—%
Green	1,101.8	100.0%	1,107.1	100.0%
	$1,101.8	100.0%	$1,107.1	100.0%
As of March 31, 2022, all investments in our portfolio had a Risk Rating of Green.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by the board of directors, was approximately $1,107.1 million in 84 portfolio companies at March 31, 2022 and approximately $1,070.1 million in 87 portfolio companies at December 31, 2021.
The following table shows our portfolio and investment activity for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
(in millions)	March 31, 2022	March 31, 2021
New investments in 23 and 17 portfolio companies	$77.3	$93.6
Debt repayments in existing portfolio companies	(12.9)	(14.8)
Sales of securities in 6 and 0 companies	(27.6)	—
Change in unrealized appreciation on 16 and 25 portfolio companies	0.5	2.9
Change in unrealized depreciation on 74 and 33 portfolio companies	(4.4)	(1.7)
Recent Accounting Standards Updates
See Part I—Financial Information—Note 12. Recent Accounting Standards Updates for details on recent accounting standards updates.

Results of Operations for the Three Months Ended March 31, 2022 and March 31, 2021
Revenue

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Total interest income	$18,842	$9,382
Fee income	1,278	919
Total investment income	$20,120	$10,301
Our total investment income increased by approximately $9.8 million or 95%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, total investment income of approximately $20.1 million consisted of approximately $17.1 million in cash interest from investments, approximately $0.8 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $0.9 million, and approximately $1.3 million in fee income. The increase in total interest income of approximately $9.5 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily attributable to larger invested balances, driven by the proceeds from drawdowns on Capital Commitments and drawn balances on the Wells Credit Facility (as defined below). Fee income during the three months ended March 31, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 12 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Management fee	$1,625	$888
Interest and other credit facility expenses	2,362	842
Professional fees	273	157
Administrative expenses	265	121
Other general and administrative expenses	68	77
Organizational expenses	—	8
Net expenses before income taxes	4,593	2,093
Income tax expense	—	3
Net expenses	$4,593	$2,096
Our total net operating expenses increased by approximately $2.5 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Our management fee increased by $0.7 million, which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $1.5 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to higher drawn balances on the Wells Credit Facility (as defined below).
Administrative expenses increased by approximately $0.1 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Professional fees increased by approximately $0.1 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to increased audit and legal fees. Other general and administrative expenses for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 remained flat.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net realized gains on investments	$2,004	$—
Net change in unrealized (depreciation) appreciation of investments	(3,863)	1,189
Net realized and unrealized (losses) gains	$(1,859)	$1,189
Our net realized gains and unrealized depreciation resulted in a net loss of approximately $1.9 million for the three months ended March 31, 2022 as compared to the net unrealized appreciation resulting in a net gain of approximately $1.2 million for the three months ended March 31, 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended March 31, 2022 was primarily driven by amortization of the portfolio, as well as a slight overall decrease in market prices of our investments during the period. The total gain for the three months ended March 31, 2021 was primarily driven by the overall increase in market prices of our investments during the period.
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
The Investment Adviser, as the initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2022, our asset coverage ratio was 300.06%.
On January 27, 2020, we entered into Subscription Agreements with several investors providing for the private placement of shares of common stock.
On March 31, 2022 and December 31, 2021, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2022	December 31, 2021
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At March 31, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $11.9 million and $21.4 million, respectively. Our cash used in operating activities for the three months ended March 31, 2022 and March 31, 2021, was approximately $66.6 million and $66.5 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2022 and December 31, 2021, we had outstanding commitments to third parties to fund investments totaling $175.5 million and $186.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2022 and December 31, 2021, we had commitment letters to purchase investments in the aggregate par amount of $24.7 million and $25.4 million, respectively, which could require funding in the future. As of March 31, 2022 and December 31, 2021, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
Wells Credit Facility — On December 23, 2020, our wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") among SLF I SPV as the borrower, the Investment Adviser as collateral manager, us as equityholder and seller, Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $450.0 million. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on June 29, 2021, the Wells Credit Facility bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
As of March 31, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $375.0 million and $318.0 million, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Credit Facility for the three months ended March 31, 2022 and March 31, 2021.
Wells Subscription Line — On February 25, 2020, we entered into a Revolving Credit Agreement (the "Wells Subscription Line") with Wells Fargo. On December 3, 2021, all outstanding borrowings under the Wells Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments. Prior to termination, the Wells Subscription Line had a maximum facility amount of $50.0 million and we were permitted to borrow up to the lesser of $50.0 million and the Borrowing Base. The "Borrowing Base" was based upon the unfunded Capital Commitments of our subscribed investors that had been approved by Wells Fargo and met certain criteria.
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
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Subscription Line for the three months ended March 31, 2021.

Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$375.0	$—	$—	$375.0	$—

(1)Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($375.0 million as of March 31, 2022) must be repaid on or before December 23, 2025. As of March 31, 2022, there was approximately $75.0 million of possible capacity remaining under the Wells Credit Facility. See "— Borrowings", for material details on the Wells Credit Facility.
We have entered into the Investment Management Agreement dated December 13, 2020 (the "Investment Management Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay a management fee for these services.
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
Distributions and Dividends
Distributions declared for the three months ended March 31, 2022 and March 31, 2021 totaled approximately $15.6 million and $9.1 million, respectively.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2021 and December 31, 2020, total distributions declared were $51.9 million and $14.5 million, respectively, of which the distributions were comprised of approximately 99.56% and 100.00%, respectively, of ordinary income, 0.44% and 0.00%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively, of a return of capital. Future distributions, if any, will be determined by our board of directors.
We intend to pay semi-annual distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a semi-annual basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
We maintain an "opt out" dividend reinvestment plan on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. For the three months ended March 31, 2022 and March 31, 2021, we have issued 2,988,215 and 0 shares through the DRIP, respectively. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies for additional details regarding our dividend reinvestment plan.
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
We intend to file an application to amend the Exemptive Order. See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. However, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018. Most recently, the Federal Reserve raised interest rates an additional 0.50% in May 2022, and indicated that it would raise rates at each of the remaining five meetings in 2022. During the three months ended March 31, 2022, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of March 31, 2022, 100.00% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and are currently paid based on floating LIBOR or SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facility. For our floating rate revolving credit facility, we use the outstanding balance as of March 31, 2022. Interest expense on our floating rate revolving credit facility is calculated using the interest rate as of March 31, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR or SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.30%
Base Interest Rate	—%
+100 Basis Points	6.60%
+200 Basis Points	17.89%
+300 Basis Points	29.18%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

Item 1.    Legal Proceedings
We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2022. From time to time, we or our consolidated subsidiary be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2022 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain Form 8-Ks filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

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
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2022.

NMF SLF I, Inc.
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)
By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)