Form 10-Q
period 2022-06-30
NMF SLF I, Inc.
filed 2022-08-12
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of August 12, 2022 was 73,750,032. As of June 30, 2022, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,166,333 and $1,060,947, respectively)	$1,163,044	$1,070,088
Cash and cash equivalents	16,932	21,426
Interest receivable	4,173	5,237
Other assets	452	337
Total assets	$1,184,601	$1,097,088
Liabilities
Borrowings
Wells Credit Facility	$406,500	$318,000
Deferred financing costs (net of accumulated amortization of $1,528 and $1,088, respectively)	(3,091)	(3,531)
Net borrowings	403,409	314,469
Distribution payable	32,096	32,021
Payable for unsettled securities purchased	4,025	27,781
Management fee payable	1,625	1,460
Interest payable	1,208	646
Payable to affiliates	124	114
Other liabilities	826	498
Total liabilities	443,313	376,989
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 70,727,699 and 67,739,484 shares issued and outstanding, respectively	71	68
Paid in capital in excess of par	739,378	707,361
Accumulated undistributed earnings	1,839	12,670
Total net assets	$741,288	$720,099
Total liabilities and net assets	$1,184,601	$1,097,088
Net asset value per share	$10.48	$10.63
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$19,767	$12,666	$37,803	$21,940
PIK interest income	882	219	1,688	327
Fee income	1,602	1,080	2,880	1,999
Total investment income	22,251	13,965	42,371	24,266
Expenses
Interest and other financing expenses	3,255	1,288	5,617	2,130
Management fee	1,625	998	3,250	1,886
Professional fees	274	150	547	307
Administrative expenses	249	143	514	264
Other general and administrative expenses	79	64	147	141
Organizational expenses	—	10	—	18
Total expenses	5,482	2,653	10,075	4,746
Net investment income before income taxes	16,769	11,312	32,296	19,520
Income tax expense	—	—	—	3
Net investment income	16,769	11,312	32,296	19,517
Net realized and unrealized gains (losses)
Net realized (losses) gains on investments	(606)	—	1,398	—
Net change in unrealized depreciation of investments	(8,567)	(3,627)	(12,430)	(2,438)
Net realized and unrealized losses	(9,173)	(3,627)	(11,032)	(2,438)
Net increase in net assets resulting from operations	$7,596	$7,685	$21,264	$17,079
Earnings per share (basic & diluted)	$0.11	$0.21	$0.30	$0.47
Weighted average shares of common stock outstanding - basic & diluted (See Note 10)	70,727,699	36,377,679	70,529,585	36,015,027

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$16,769	$11,312	$32,296	$19,517
Net realized (losses) gains on investments	(606)	—	1,398	—
Net change in unrealized depreciation of investments	(8,567)	(3,627)	(12,430)	(2,438)
Net increase in net assets resulting from operations	7,596	7,685	21,264	17,079
Capital transactions
Distributions declared to stockholders from net investment income	(16,536)	(10,746)	(32,096)	(19,861)
Reinvestment of distributions	—	9,115	32,021	9,115
Total net decrease in net assets resulting from capital transactions	(16,536)	(1,631)	(75)	(10,746)
Net (decrease) increase in net assets	(8,940)	6,054	21,189	6,333
Net assets at the beginning of the period	750,228	386,991	720,099	386,712
Net assets at the end of the period	$741,288	$393,045	$741,288	$393,045

Capital share activity
Shares issued from the reinvestment of distributions	—	840,119	2,988,215	840,119

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$21,264	$17,079
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gains on investments	(1,398)	—
Net change in unrealized depreciation of investments	12,430	2,438
Amortization of purchase discount	(2,189)	(5,167)
Amortization of deferred financing costs	440	372
Non-cash investment income	(1,745)	(267)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(195,019)	(188,963)
Proceeds from sales and paydowns of investments	96,377	50,131
Cash paid for purchase of drawn portion of revolving credit facilities	(34)	(27)
Cash paid on drawn revolving credit facilities	(12,094)	(1,768)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	113	73
Cash repayments on drawn revolvers	10,603	1,424
Interest receivable	1,064	(1,014)
Other assets	(115)	(131)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(23,756)	(15,641)
Interest payable	562	356
Management fee payable	165	316
Payable to affiliates	10	41
Other liabilities	334	24
Net cash flows used in operating activities	(92,988)	(140,724)
Cash flows from financing activities
Distributions paid	—	(5,811)
Repayment of Wells Subscription Line	—	(8,000)
Proceeds from Wells Credit Facility	152,000	136,000
Repayment of Wells Credit Facility	(63,500)	—
Deferred financing costs paid	(6)	(945)
Net cash flows provided by financing activities	88,494	121,244
Net decrease in cash and cash equivalents	(4,494)	(19,480)
Cash and cash equivalents at the beginning of the period	21,426	37,073
Cash and cash equivalents at the end of the period	$16,932	$17,593

Supplemental disclosure of cash flow information
Cash interest paid	$4,386	$1,226
Income taxes paid	—	23
Non-cash financing activities:
Distribution declared and payable	32,096	10,746
Value of shares issued in connection with reinvestment of distributions	32,021	9,115
Accrual for deferred financing costs	—	11
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(3)	6.49% (L + 5.25%/Q)	4/20/2020	9/18/2023	$16,823	$16,463	$16,823
	First lien (2)(3)	6.49% (L + 5.25%/Q)	12/30/2020	9/18/2023	9,777	9,777	9,777
	First lien (2)(3)	6.49% (L + 5.25%/Q)	4/20/2020	9/18/2023	7,429	7,270	7,429
	First lien (2)(3)	6.49% (L + 5.25%/Q)	6/15/2021	9/18/2023	3,230	3,230	3,230
					37,259	36,740	37,259	5.03%
Higginbotham Insurance Agency, Inc.
Insurance Services	First lien (2)(3)	7.17% (L + 5.50%/M)	11/19/2020	11/25/2026	23,787	23,649	23,787
	First lien (3)	7.17% (L + 5.50%/M)	11/19/2020	11/25/2026	6,715	6,672	6,715
					30,502	30,321	30,502	4.11%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	7.26% (L + 5.75%/Q)	2/6/2020	5/22/2026	24,479	24,378	24,479
	First lien (3)	7.26% (L + 5.75%/Q)	2/6/2020	5/22/2026	5,425	5,396	5,425
	First lien (3)(4) - Drawn	7.26% (L + 5.75%/Q)	2/6/2020	5/22/2026	480	480	480
					30,384	30,254	30,384	4.10%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)	7.00% (L + 6.00%/S)	12/11/2020	10/4/2027	18,585	18,452	18,585
	First lien (3)	7.52% (SOFR + 6.00%/S)	6/3/2021	10/4/2027	4,985	4,964	4,985
	First lien (3)(4) - Drawn	7.68% (SOFR + 6.00%/S)	8/13/2021	10/4/2027	4,941	4,930	4,941
	First lien (3)(4) - Drawn	7.68% (SOFR + 6.00%/Q)	8/13/2021	10/4/2027	171	171	171
					28,682	28,517	28,682	3.87%
Zone Climate Services, Inc.
Consumer Services	First lien (2)(3)	6.40% (SOFR + 4.75%/Q)	3/9/2022	3/9/2028	28,033	27,762	27,753	3.74%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)	7.75% (L + 5.50%/Q)	10/15/2020	11/26/2027	19,734	19,496	19,734
	First lien (3)(4) - Drawn	7.75% (L + 5.50%/Q)	11/26/2021	11/26/2027	7,517	7,446	7,517
					27,251	26,942	27,251	3.68%
Diligent Corporation
Software	First lien (2)(3)	9.13% (L + 6.25%/Q)	8/4/2020	8/4/2025	14,823	14,701	14,823
	First lien (2)(3)	8.63% (L + 5.75%/Q)	3/30/2021	8/4/2025	5,610	5,589	5,610
	First lien (2)(3)	8.63% (L + 5.75%/S)	3/4/2021	8/4/2025	3,129	3,117	3,129
	First lien (3)	9.13% (L + 6.25%/Q)	8/4/2020	8/4/2025	1,240	1,230	1,240
	First lien (3)(4) - Drawn	8.49% (L + 6.25%/Q)	8/4/2020	8/4/2025	1,184	1,186	1,184
	First lien (3)	9.13% (L + 6.25%/Q)	8/4/2020	8/4/2025	782	775	782
					26,768	26,598	26,768	3.61%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Associations, Inc.
Consumer Services	First lien (2)(3)	7.64% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	$14,733	$14,675	$14,660
	First lien (3)	8.62% (SOFR + 6.50% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	3,624	3,609	3,606
	First lien (3)	8.05% (SOFR + 6.50% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	3,624	3,609	3,606
	First lien (3)	7.88% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	2,189	2,180	2,178
	First lien (3)	7.56% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	1,741	1,734	1,733
					25,911	25,807	25,783	3.48%
Apptio, Inc.
Software	First lien (3)	7.25% (L + 6.00%/M)	4/20/2020	1/10/2025	25,000	24,191	25,000	3.37%
Diamondback Acquisition, Inc.
Software	First lien (2)(3)	7.17% (L + 5.50%/M)	9/13/2021	9/13/2028	25,202	24,974	24,950	3.37%
OA Buyer, Inc.
Healthcare Information Technology	First lien (2)(3)	7.67% (L + 6.00%/M)	12/20/2021	12/20/2028	23,758	23,535	23,442
	First lien (2)(3)	7.67% (L + 6.00%/M)	5/6/2022	12/20/2028	1,500	1,485	1,480
					25,258	25,020	24,922	3.36%
iCIMS, Inc.
Software	First lien (2)(3)	6.72% (L + 5.50%/Q)	4/20/2020	9/12/2024	20,025	19,420	20,025
	First lien (2)(3)	6.72% (L + 5.50%/Q)	4/20/2020	9/12/2024	3,905	3,787	3,905
					23,930	23,207	23,930	3.23%
IG Investments Holdings, LLC
Business Services	First lien (2)(3)	8.02% (L + 6.00%/Q)	9/22/2021	9/22/2028	23,258	23,047	23,026
	First lien (3)(4) - Drawn	9.75% (P + 5.00%/Q)	9/22/2021	9/22/2027	502	499	497
					23,760	23,546	23,523	3.17%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(3)	6.38% (SOFR + 4.75%/M)	12/21/2020	12/23/2026	17,839	17,696	17,839
	First lien (3)	6.38% (SOFR + 4.75%/M)	12/21/2020	12/23/2026	5,399	5,353	5,399
	First lien (3)(4) - Drawn	6.38% (SOFR + 4.75%/M)	1/20/2022	12/23/2026	209	207	209
					23,447	23,256	23,447	3.16%
Syndigo LLC
Software	First lien (2)(3)	5.82% (L + 4.50%/M)	12/14/2020	12/15/2027	19,750	19,629	19,381
	Second Lien (3)	10.51% (L + 8.00%/S)	12/14/2020	12/15/2028	4,000	3,978	3,893
					23,750	23,607	23,274	3.14%
Anaplan, Inc.
Software	First lien (2)	8.01% (SOFR + 6.50%/M)	6/21/2022	6/21/2029	22,941	22,712	22,712	3.06%
PDQ.com Corporation
Information Technology	First lien (3)	7.25% (L + 5.00%/Q)	9/1/2021	8/27/2027	13,428	13,369	13,361
	First lien (3)	7.25% (L + 5.00%/Q)	9/1/2021	8/27/2027	9,199	9,158	9,153
					22,627	22,527	22,514	3.04%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Notorious Topco, LLC
Consumer Products	First lien (2)(3)	8.00% (L + 6.50%/S)	11/23/2021	11/23/2027	$21,159	$21,014	$21,001
	First lien (3)(4) - Drawn	8.05% (L + 6.50%/S)	11/23/2021	5/24/2027	799	794	793
					21,958	21,808	21,794	2.94%
CCBlue Bidco, Inc.
Healthcare Services	First lien (2)(3)	8.50% (L + 3.50% + 2.75% PIK/Q)*	12/20/2021	12/21/2028	20,790	20,599	20,582
	First lien (3)(4) - Drawn	10.00% (P + 5.25%/Q)	12/20/2021	12/21/2028	1,081	1,070	1,041
					21,871	21,669	21,623	2.92%
Eisner Advisory Group LLC
Financial Services	First lien (2)(3)	6.39% (SOFR + 4.75%/M)	8/16/2021	7/28/2028	19,754	19,634	19,456
	First lien (3)	6.39% (SOFR + 4.75%/M)	8/16/2021	7/28/2028	1,671	1,663	1,646
					21,425	21,297	21,102	2.85%
KWOR Acquisition, Inc.
Business Services	First lien (2)	6.99% (L + 5.25%/M)	12/22/2021	12/22/2028	20,765	20,619	20,609
	First lien (4) - Drawn	9.00% (P + 4.25%/Q)	12/22/2021	12/22/2027	389	388	386
					21,154	21,007	20,995	2.84%
Foundational Education Group, Inc.
Education	First lien (2)	6.07% (SOFR + 3.75%/Q)	8/19/2021	8/31/2028	14,428	14,363	13,850
	Second Lien (2)(3)	8.82% (SOFR + 6.50%/Q)	8/19/2021	8/31/2029	6,488	6,458	6,145
					20,916	20,821	19,995	2.70%
Recorded Future, Inc.
Software	First lien (2)(3)	8.13% (L + 5.25%/S)	12/30/2021	7/3/2025	7,463	7,430	7,425
	First lien (2)(3)	8.13% (L + 5.25%/S)	8/3/2020	7/3/2025	5,788	5,749	5,759
	First lien (3)	8.13% (L + 5.25%/S)	8/3/2020	7/3/2025	4,125	4,078	4,104
	First lien (2)(3)	8.13% (L + 5.25%/S)	1/19/2022	7/3/2025	2,503	2,488	2,492
					19,879	19,745	19,780	2.67%
DECA Dental Holdings LLC
Healthcare Services	First lien (2)(3)	8.00% (L + 5.75%/Q)	8/26/2021	8/28/2028	16,948	16,795	16,778
	First lien (3)(4) - Drawn	8.00% (L + 5.75%/Q)	8/26/2021	8/28/2028	1,784	1,768	1,766
	First lien (3)(4) - Drawn	8.00% (L + 5.75%/Q)	8/26/2021	8/26/2027	449	447	445
					19,181	19,010	18,989	2.56%
Stamps.com Inc.
Software	First lien (2)(3)	6.87% (L + 5.75%/M)	10/5/2021	10/5/2028	11,692	11,585	11,575
	First lien (2)(3)	6.87% (L + 5.75%/M)	12/13/2021	10/5/2028	7,348	7,280	7,275
					19,040	18,865	18,850	2.54%
Thermostat Purchaser III, Inc.
Business Services	First lien (2)	6.07% (L + 4.50%/Q)	8/24/2021	8/31/2028	18,951	18,908	17,909
	First lien	6.07% (L + 4.50%/Q)	8/24/2021	8/31/2028	933	929	882
					19,884	19,837	18,791	2.53%
VetCor Professional Practices LLC
Consumer Services	First lien (3)	5.59% (L + 4.25%/Q)	12/3/2021	7/2/2025	14,348	14,287	14,348
	Second Lien (3)(4) - Drawn	7.53% (L + 6.50%/S)	12/3/2021	7/2/2026	3,585	3,561	3,553
					17,933	17,848	17,901	2.41%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Project Essential Bidco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/S)	4/20/2021	4/20/2028	$17,295	$17,165	$17,204	2.32%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (2)(3)	6.50% (L + 5.50%/Q)	12/1/2021	4/27/2027	9,244	9,202	9,116
	First lien (2)(3)	7.17% (L + 5.50%/M)	4/28/2021	4/27/2027	6,930	6,901	6,834
	First lien (2)(3)	6.50% (L + 5.50%/Q)	10/14/2021	4/27/2027	1,065	1,061	1,051
					17,239	17,164	17,001	2.29%
Fortis Solutions Group, LLC
Packaging	First lien (2)(3)	7.65% (L + 5.50%/Q)	10/15/2021	10/13/2028	12,340	12,226	12,216
	First lien (3)	7.65% (L + 5.50%/Q)	10/15/2021	10/13/2028	3,379	3,352	3,345
	First lien (3)(4) - Drawn	7.73% (L + 5.50%/Q)	10/15/2021	10/15/2027	115	116	114
					15,834	15,694	15,675	2.11%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (2)(3)	7.88% (L + 3.50% + 2.75% PIK/M)*	12/27/2021	11/24/2028	15,452	15,272	15,258	2.06%
Granicus, Inc.
Software	First lien (2)(3)	8.75% (L + 6.50%/Q)	1/27/2021	1/29/2027	10,668	10,604	10,668
	First lien (3)	8.75% (L + 6.50%/Q)	1/27/2021	1/29/2027	2,987	2,969	2,987
	First lien (3)(4) - Drawn	8.25% (L + 6.00%/Q)	4/23/2021	1/29/2027	1,382	1,371	1,382
					15,037	14,944	15,037	2.03%
Foreside Financial Group, LLC
Business Services	First lien (2)(3)	7.12% (L + 5.50%/M)	5/26/2022	9/30/2027	14,977	14,829	14,827	2.00%
Kaseya Inc.
Software	First lien (2)	8.29% (SOFR + 5.75%/S)	6/23/2022	6/25/2029	14,662	14,553	14,552	1.96%
MRI Software LLC
Software	First lien (2)(3)	7.75% (L + 5.50%/Q)	1/31/2020	2/10/2026	10,973	10,937	10,973
	First lien (2)(3)	7.75% (L + 5.50%/Q)	3/24/2021	2/10/2026	3,112	3,108	3,112
	First lien (3)	7.75% (L + 5.50%/Q)	1/31/2020	2/10/2026	317	316	317
					14,402	14,361	14,402	1.94%
RealPage, Inc.
Business Services	Second Lien	8.17% (L + 6.50%/M)	2/18/2021	4/23/2029	14,250	14,155	13,538	1.83%
Pioneer Topco I, L.P.(6)
Pioneer Buyer I, LLC
Software	First lien (3)	9.25% (L + 7.00% PIK/Q)*	11/1/2021	11/1/2028	11,850	11,746	11,731
	First lien (3)	9.25% (L + 7.00% PIK/Q)*	3/11/2022	11/1/2028	1,624	1,609	1,608
					13,474	13,355	13,339	1.80%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(3)	8.00% (L + 5.75%/Q)	12/20/2021	12/21/2027	9,076	8,992	8,985
	First lien (3)	8.00% (L + 5.75%/Q)	12/20/2021	12/21/2027	3,027	2,999	2,997
	First lien (3)(4) - Drawn	6.99% (L + 5.75%/Q)	12/20/2021	12/21/2027	809	824	801
	First lien (3)(4) - Drawn	7.39% (L + 5.75%/Q)	12/20/2021	12/21/2027	310	299	307
					13,222	13,114	13,090	1.77%
Businessolver.com, Inc.
Software	First lien (2)(3)	8.00% (L + 5.75%/Q)	12/1/2021	12/1/2027	12,517	12,459	12,436	1.68%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CFS Management, LLC
Healthcare Services	First lien (2)(3)	8.57% (SOFR + 6.25%/Q)	9/1/2021	7/1/2024	$8,833	$8,793	$8,833
	First lien (3)	8.57% (SOFR + 6.25%/Q)	9/1/2021	7/1/2024	3,359	3,344	3,359
					12,192	12,137	12,192	1.64%
CentralSquare Technologies, LLC
Software	First lien (2)	6.00% (L + 3.75%/Q)	4/1/2020	8/29/2025	13,442	11,947	12,132	1.64%
AAH Topco, LLC
Consumer Services	First lien (2)(3)	7.14% (L + 5.50%/M)	12/22/2021	12/22/2027	11,814	11,704	11,695	1.58%
DOCS, MSO, LLC
Healthcare Services	First lien (2)	6.90% (SOFR + 5.75%/M)	6/1/2022	6/1/2028	11,593	11,593	11,593	1.56%
Relativity ODA LLC
Software	First lien (3)	9.15% (L + 6.50% PIK/M)*	5/12/2021	5/12/2027	11,511	11,399	11,511	1.55%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (2)(3)	7.75% (L + 5.50%/Q)	9/21/2021	9/27/2027	11,392	11,291	11,279
	First lien (3)(4) - Drawn	7.17% (L + 5.50%/M)	9/21/2021	9/27/2027	158	159	157
					11,550	11,450	11,436	1.54%
Daxko Acquisition Corporation
Software	First lien (2)(3)	7.17% (L + 5.50%/M)	10/15/2021	10/16/2028	10,493	10,397	10,362
	First lien (3)	7.17% (L + 5.50%/M)	10/15/2021	10/16/2028	884	878	873
					11,377	11,275	11,235	1.52%
Bullhorn, Inc.
Software	First lien (2)(3)	8.00% (L + 5.75%/Q)	9/11/2020	9/30/2026	9,702	9,650	9,702
	First lien (3)	8.00% (L + 5.75%/Q)	9/11/2020	9/30/2026	605	603	605
					10,307	10,253	10,307	1.39%
Snap One Holdings Corp.**
Distribution & Logistics	First lien (2)	7.38% (L + 4.50%/S)	11/23/2021	12/8/2028	11,150	11,098	10,202	1.38%
Bottomline Technologies, Inc.
Financial Services	First lien (2)(3)	7.50% (SOFR + 5.50%/M)	5/12/2022	5/14/2029	10,127	10,027	10,026	1.35%
LSCS Holdings, Inc.
Healthcare Services	First lien (2)	6.75% (L + 4.50%/Q)	11/23/2021	12/16/2028	10,407	10,383	9,913	1.34%
Energize Holdco LLC
Business Services	Second Lien (2)(3)	9.00% (L + 6.75%/Q)	11/19/2021	12/7/2029	10,000	9,953	9,893	1.33%
Xactly Corporation
Software	First lien (3)	8.49% (L + 7.25%/Q)	6/5/2020	7/31/2023	9,449	9,269	9,449
	First lien (3)(4) - Drawn	8.80% (L + 7.25%/Q)	6/5/2020	7/31/2023	338	339	338
					9,787	9,608	9,787	1.32%
RXB Holdings, Inc.
Healthcare Services	First lien (2)	6.61% (L + 4.50%/S)	7/28/2021	12/20/2027	9,900	9,878	9,207	1.24%
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(3)	7.75% (L + 5.50%/Q)	8/2/2021	8/2/2028	7,424	7,357	7,349
	First lien (3)(4) - Drawn	7.75% (L + 5.50%/Q)	8/2/2021	8/2/2028	324	321	320
					7,748	7,678	7,669	1.03%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DCA Investment Holding, LLC
Healthcare Services	First lien (2)(3)	6.75% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	$6,382	$6,342	$6,382
	First lien (3)	6.75% (SOFR + 6.00%/Q)	3/12/2021	4/3/2028	1,062	1,057	1,062
	First lien (3)(4) - Drawn	6.75% (SOFR + 6.00%/Q)	3/12/2021	4/3/2028	49	46	49
					7,493	7,445	7,493	1.01%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(3)	7.17% (L + 5.50%/M)	8/12/2021	8/13/2026	7,230	7,169	7,230
	First lien (3)(4) - Drawn	7.17% (L + 5.50%/M)	4/11/2022	8/13/2026	114	112	114
					7,344	7,281	7,344	0.99%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)(3)	6.97% (L + 6.00%/Q)	3/1/2021	3/1/2028	7,401	7,307	7,341	0.99%
OEConnection LLC
Business Services	Second Lien (2)(3)	8.60% (L + 7.00%/M)	12/17/2021	9/25/2027	7,360	7,292	7,286	0.98%
Maverick Bidco Inc.
Software	Second Lien (3)	7.99% (L + 6.75%/Q)	4/29/2021	5/18/2029	6,800	6,783	6,728	0.91%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	7.00% (L + 6.00%/S)	3/13/2020	2/6/2026	5,402	5,384	5,402
	First lien (2)(3)	10.25% (L + 8.00%/Q)	10/15/2020	8/6/2026	972	964	972
	First lien (3)(4) - Drawn	7.54% (L + 6.00%/Q)	3/13/2020	2/6/2025	118	119	118
					6,492	6,467	6,492	0.88%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3)	6.56% (L + 5.50%/M)	2/20/2020	2/20/2026	6,182	6,162	6,182
	First lien (3)(4) - Drawn	6.56% (L + 5.50%/M)	2/20/2020	2/20/2026	116	116	116
					6,298	6,278	6,298	0.85%
Infogain Corporation
Software	First lien (2)(3)	6.99% (L + 5.75%/Q)	7/30/2021	7/28/2028	6,132	6,091	6,078
	First lien (3)(4) - Drawn	6.96% (L + 5.75%/Q)	7/30/2021	7/30/2026	93	94	92
					6,225	6,185	6,170	0.83%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(3)	7.08% (L + 5.25%/S)	6/30/2021	6/29/2027	4,966	4,923	4,916
	First lien (3)(4) - Drawn	6.85% (L + 5.25%/S)	6/30/2021	6/29/2027	933	924	923
					5,899	5,847	5,839	0.79%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(3)	6.70% (L + 5.25%/S)	12/29/2021	12/29/2028	5,199	5,150	5,147
	First lien (3)(4) - Drawn	7.43% (L + 5.25%/Q)	12/29/2021	12/29/2028	507	502	502
					5,706	5,652	5,649	0.76%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(3)	9.50% (L + 5.25% + 2.00% PIK /Q)*	7/19/2021	7/19/2027	5,378	5,326	5,034
	First lien (3)(4) - Drawn	8.92% (L + 5.25% + 2.00% PIK/M)*	7/19/2021	7/19/2026	590	584	552
					5,968	5,910	5,586	0.75%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KPSKY Acquisition Inc.
Industrial Services	First lien (2)(3)	7.14% (L + 5.50%/M)	10/19/2021	10/19/2028	$4,405	$4,364	$4,361
	First lien (3)(4) - Drawn	9.25% (P + 4.50%/Q)	10/19/2021	10/19/2028	475	471	470
					4,880	4,835	4,831	0.65%
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)	7.00% (L + 4.75%/Q)	11/18/2020	7/9/2026	2,476	2,457	2,476
	First lien (2)(3)(4) - Drawn	7.00% (L + 4.75%/Q)	11/18/2020	7/9/2026	2,266	2,249	2,266
					4,742	4,706	4,742	0.64%
Community Brands ParentCo, LLC
Software	First lien (2)(3)	7.38% (SOFR + 5.75%/M)	2/24/2022	2/24/2028	4,679	4,635	4,624	0.62%
eResearchTechnology, Inc.
Healthcare Services	First lien (2)	6.17% (L + 4.50%/M)	1/8/2021	2/4/2027	4,937	4,937	4,569	0.62%
Convey Health Solutions, Inc.**
Healthcare Services	First lien (2)(3)	6.42% (L + 4.75%/M)	2/1/2022	9/4/2026	4,556	4,493	4,551	0.61%
TigerConnect, Inc.
Healthcare Services	First lien (2)(3)	7.75% (SOFR + 6.75%/S)	2/16/2022	2/16/2028	4,223	4,182	4,180	0.56%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second Lien (2)	7.54% (L + 6.75%/S)	5/12/2021	5/18/2029	4,222	4,203	4,116	0.56%
USRP Holdings, Inc.
Federal Services	First lien (2)(3)	7.75% (L + 5.50%/Q)	7/22/2021	7/23/2027	3,670	3,640	3,634
	First lien (3)	7.75% (L + 5.50%/Q)	7/22/2021	7/23/2027	478	471	473
					4,148	4,111	4,107	0.56%
Appriss Health, LLC
Healthcare Information Technology	First lien (3)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	4,063	4,028	4,063	0.55%
Calabrio, Inc.
Software	First lien (3)	9.25% (L + 7.00%/Q)	4/16/2021	4/16/2027	3,986	3,961	3,986	0.54%
Safety Borrower Holdings LLC
Information Services	First lien (2)(3)	7.50% (L + 5.25%/Q)	9/1/2021	9/1/2027	3,723	3,706	3,704
	First lien (3)(4) - Drawn	9.00% (P + 4.25%/Q)	9/1/2021	9/1/2027	83	83	83
					3,806	3,789	3,787	0.51%
STATS Intermediate Holdings, LLC**
Business Services	First lien (2)	6.69% (L + 5.25%/Q)	8/9/2021	7/10/2026	3,952	3,952	3,784	0.51%
Sun Acquirer Corp.
Consumer Services	First lien (2)(3)	7.42% (L + 5.75%/M)	9/8/2021	9/8/2028	2,603	2,583	2,577
	First lien (3)(4) - Drawn	7.42% (L + 5.75%/M)	9/8/2021	9/8/2028	1,082	1,075	1,071
	First lien (3)(4) - Drawn	9.50% (P + 4.75%/Q)	9/8/2021	9/8/2027	36	37	36
					3,721	3,695	3,684	0.50%
Quartz Holding Company
Software	Second Lien (2)	9.67% (L + 8.00%/M)	10/16/2020	4/2/2027	3,000	2,988	2,925	0.40%

IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (2)(3)	7.65% (SOFR + 6.00%/S)	5/11/2022	5/11/2029	2,886	2,858	2,858
	First lien (3)(4) - Drawn	7.24% (SOFR + 6.00%/M)	5/11/2022	5/11/2028	34	34	34
					2,920	2,892	2,892	0.39%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Geo Parent Corporation
Business Services	First lien (2)	6.92% (L + 5.25%/M)	5/29/2020	12/19/2025	$2,932	$2,854	$2,859	0.39%
Barracuda Networks, Inc.
Software	First lien (2)	6.29% (SOFR + 4.50%/Q)	5/17/2022	5/17/2029	3,000	2,955	2,850	0.39%
SpecialtyCare, Inc.
Healthcare Services	First lien (2)(3)	6.75% (L + 5.75%/Q)	6/18/2021	6/18/2028	2,875	2,837	2,812	0.38%
Bluefin Holding, LLC
Software	Second Lien (2)(3)	9.83% (L + 7.75%/Q)	6/9/2020	9/3/2027	2,500	2,395	2,426	0.33%
Spring Education Group, Inc.
Education	First lien (2)	6.50% (L + 4.25%/Q)	3/23/2020	7/30/2025	2,442	1,996	2,292	0.31%
Vectra Co.
Business Products	First lien (2)	4.92% (L + 3.25%/M)	3/26/2020	3/8/2025	1,373	1,231	1,051	0.14%
Total Funded Debt Investments - United States					$1,145,155	$1,133,458	$1,130,988	152.58%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(3)	7.12% (L + 6.00%/M)	10/1/2021	9/29/2028	$23,010	$22,799	$22,780	3.07%
Total Funded Debt Investments - Netherlands					$23,010	$22,799	$22,780	3.07%
Funded Debt Investments - United Kingdom
Trident Bidco Limited **
Business Services	First lien (2)	6.04% (SOFR + 5.25%/Q)	6/7/2022	5/30/2029	$10,669	$10,564	$10,562	1.42%
Total Funded Debt Investments - United Kingdom					$10,669	$10,564	$10,562	1.42%
Total Funded Debt Investments					$1,178,834	$1,166,821	$1,164,330	157.07%
Equity - United States
Pioneer Topco I, L.P.(6)
Software	Ordinary Shares (3)	—	11/1/2021	—	10	$—	$—	—%
Total Shares - United States						$—	$—	—%
Total Shares						$—	$—	—%
Total Funded Investments						$1,166,821	$1,164,330	157.07%
Unfunded Debt Investments - United States
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)(4) - Undrawn	—	11/18/2020	11/23/2022	$187	$(2)	$—	—%
Allworth Financial Group, L.P.
Financial Services	First lien (3)(4) - Undrawn	—	1/20/2022	1/20/2024	2,402	—	—
	First lien (3)(4) - Undrawn	—	12/21/2020	12/23/2026	3,507	(27)	—
					5,909	(27)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	276	(1)	—	—%

Appriss Health, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	5/6/2021	5/6/2027	271	(2)	—	—%
CCBlue Bidco, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	12/20/2021	12/21/2023	2,973	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	9/11/2020	9/30/2026	$693	$(4)	$—
	First lien (3)(4) - Undrawn	—	10/5/2021	11/8/2022	633	(1)	—
					1,326	(5)	—	—%
Calabrio, Inc.
Software	First lien (3)(4) - Undrawn	—	4/16/2021	4/16/2027	480	(3)	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	3/12/2021	3/10/2023	476	—	—	—%
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	8/4/2020	8/4/2025	1,184	(15)	—	—%
DOCS, MSO, LLC
Healthcare Services	First lien (4) - Undrawn	—	6/1/2022	6/3/2024	4,044	—	—
	First lien (4) - Undrawn	—	6/1/2022	6/1/2028	1,078	—	—
					5,122	—	—	—%
Granicus, Inc.
Software	First lien (3)(4) - Undrawn	—	4/23/2021	4/21/2023	911	—	—
	First lien (3)(4) - Undrawn	—	1/27/2021	1/29/2027	1,207	(7)	—
					2,118	(7)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	2/6/2020	5/22/2026	1,439	(9)	—
	First lien (3)(4) - Undrawn	—	10/7/2021	11/2/2022	1,031	—	—
					2,470	(9)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(4) - Undrawn	—	2/20/2020	2/20/2026	585	(3)	—	—%

GC Waves Holdings, Inc.
Financial Services	First lien (3)(4) - Undrawn	—	4/11/2022	4/11/2024	2,474	—	—	—%
MRI Software LLC
Software	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	780	(2)	—
	First lien (3)(4) - Undrawn	—	2/11/2022	8/16/2023	2,898	—	—
					3,678	(2)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	11/26/2021	11/26/2023	2,986	—	—
	First lien (3)(4) - Undrawn	—	11/26/2021	11/26/2024	963	(8)	—
					3,949	(8)	—	—%

Relativity ODA LLC
Software	First lien (3)(4) - Undrawn	—	5/12/2021	5/12/2027	1,061	(11)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)(4) - Undrawn	—	8/13/2021	6/3/2022	$981	$—	$—
	First lien (3)(4) - Undrawn	—	5/2/2022	5/2/2024	2,695	—	—
	First lien (3)(4) - Undrawn	—	8/13/2021	10/4/2027	345	(1)	—
					4,021	(1)	—	—%
Xactly Corporation
Software	First lien (3)(4) - Undrawn	—	6/5/2020	7/31/2023	213	(11)	—	—%
YLG Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	10/22/2021	10/22/2023	6,432	—	—	—%
USRP Holdings, Inc.
Federal Services	First lien (3)(4) - Undrawn	—	7/22/2021	7/23/2027	288	(2)	(3)	(0.00)%
Safety Borrower Holdings LLC
Information Services	First lien (3)(4) - Undrawn	—	9/1/2021	9/1/2027	249	(1)	(1)
	First lien (3)(4) - Undrawn	—	9/1/2021	9/1/2022	832	—	(4)
					1,081	(1)	(5)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/3/2020	7/3/2025	1,202	(10)	(6)	(0.00)%
Associations, Inc.
Consumer Services	First lien (3)(4) - Undrawn	—	7/2/2021	7/2/2027	1,476	(6)	(7)	(0.00)%
TigerConnect, Inc.
Healthcare Services	First lien (2)(3)(4) - Undrawn	—	2/16/2022	2/16/2023	174	—	(2)
	First lien (3)(4) - Undrawn	—	2/16/2022	2/16/2028	603	(6)	(6)
					777	(6)	(8)	(0.00)%

KPSKY Acquisition Inc.
Industrial Services	First lien (3)(4) - Undrawn	—	10/19/2021	10/19/2023	30	—	—
	First lien (3)(4) - Undrawn	—	6/17/2022	6/17/2024	749	—	(8)
					779	—	(8)	(0.00)%

Bottomline Technologies, Inc.
Financial Services	First lien (3)(4) - Undrawn	—	5/12/2022	5/15/2028	844	(8)	(8)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	7/19/2021	7/19/2026	147	(2)	(9)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (3)(4) - Undrawn	—	2/24/2022	2/24/2028	276	(3)	(3)
	First lien (3)(4) - Undrawn	—	2/24/2022	2/26/2024	552	—	(7)
					828	(3)	(10)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	5/11/2022	5/11/2028	$309	$(3)	$(3)
	First lien (3)(4) - Undrawn	—	5/11/2022	5/13/2024	687	—	(7)
					996	(3)	(10)	(0.00)%
Infogain Corporation
Software	First lien (3)(4) - Undrawn	—	7/30/2021	7/30/2026	1,143	(9)	(10)	(0.00)%
SpecialtyCare, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	6/18/2021	6/18/2026	224	(3)	(5)
	First lien (3)(4) - Undrawn	—	6/18/2021	6/18/2023	268	—	(6)
					492	(3)	(11)	(0.00)%
PDQ.com Corporation
Information Technology	First lien (3)(4) - Undrawn	—	9/1/2021	8/27/2027	2,206	(10)	(11)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2027	327	(3)	(3)
	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2023	838	(8)	(8)
					1,165	(11)	(11)	(0.00)%
Project Essential Bidco, Inc.
Software	First lien (3)(4) - Undrawn	—	4/20/2021	4/20/2027	2,241	(16)	(12)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(4) - Undrawn	—	6/30/2021	6/29/2027	484	(4)	(5)
	First lien (3)(4) - Undrawn	—	6/30/2021	6/29/2023	763	—	(8)
					1,247	(4)	(13)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (3)(4) - Undrawn	—	9/22/2021	9/22/2027	1,323	(13)	(13)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	9/21/2021	9/27/2027	1,326	(13)	(13)	(0.00)%
Kaseya Inc.
Software	First lien (4) - Undrawn	—	6/23/2022	6/24/2024	895	—	(7)
	First lien (4) - Undrawn	—	6/23/2022	6/25/2029	895	(7)	(7)
					1,790	(7)	(14)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (3)(4) - Undrawn	—	10/15/2021	10/16/2023	416	(3)	(5)
	First lien (3)(4) - Undrawn	—	10/15/2021	10/15/2027	783	(7)	(10)
					1,199	(10)	(15)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First lien (4) - Undrawn	—	12/22/2021	12/22/2027	2,495	(19)	(19)	(0.00)%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	12/27/2021	5/24/2024	1,630	—	(20)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Pioneer Topco I, L.P.(6)
Pioneer Buyer I, LLC
Software	First lien (3)(4) - Undrawn	—	11/1/2021	11/1/2027	$2,045	$(18)	$(20)	(0.00)%
Businessolver.com, Inc.
Software	First lien (3)(4) - Undrawn	—	12/1/2021	12/1/2023	3,378	—	(22)	(0.00)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	3/1/2021	3/1/2023	3,265	—	(26)	(0.00)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(4) - Undrawn	—	12/29/2021	12/29/2027	539	(5)	(5)
	First lien (3)(4) - Undrawn	—	12/29/2021	6/29/2023	2,189	—	(23)
					2,728	(5)	(28)	(0.00)%
Notorious Topco, LLC
Consumer Products	First lien (3)(4) - Undrawn	—	11/23/2021	5/24/2027	1,045	(8)	(8)
	First lien (3)(4) - Undrawn	—	11/23/2021	11/23/2023	3,073	—	(23)
					4,118	(8)	(31)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	12/20/2021	12/21/2027	906	—	(9)
	First lien (3)(4) - Undrawn	—	12/20/2021	12/21/2023	2,231	(22)	(22)
					3,137	(22)	(31)	(0.00)%
ACI Group Holdings, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	8/2/2021	8/2/2027	787	(7)	(8)
	First lien (3)(4) - Undrawn	—	8/2/2021	8/2/2023	2,431	—	(24)
					3,218	(7)	(32)	(0.01)%
OA Buyer, Inc.
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	12/20/2021	12/20/2028	3,041	(28)	(41)	(0.01)%
Foreside Financial Group, LLC
Business Services	First lien (3)(4) - Undrawn	—	5/26/2022	9/30/2027	977	(10)	(10)
	First lien (3)(4) - Undrawn	—	5/26/2022	5/26/2024	3,256	—	(33)
					4,233	(10)	(43)	(0.01)%
Diamondback Acquisition, Inc.
Software	First lien (3)(4) - Undrawn	—	9/13/2021	9/13/2023	4,237	—	(42)	(0.01)%
Zone Climate Services, Inc.
Consumer Services	First lien (3)(4) - Undrawn	—	3/9/2022	3/9/2028	4,397	(41)	(44)	(0.01)%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second Lien (2)(4) - Undrawn	—	5/12/2021	5/18/2023	1,778	—	(44)	(0.01)%
DECA Dental Holdings LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	8/26/2021	8/26/2027	899	(9)	(9)
	First lien (3)(4) - Undrawn	—	8/26/2021	8/28/2023	4,044	—	(40)
					4,943	(9)	(49)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First lien (3)(4) - Undrawn	—	10/15/2021	10/15/2027	$1,608	$(16)	$(16)
	First lien (3)(4) - Undrawn	—	10/15/2021	10/13/2023	1,636	—	(17)
	First lien (3)(4) - Undrawn	—	6/24/2022	6/24/2024	2,942	—	(29)
					6,186	(16)	(62)	(0.01)%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	4/28/2021	4/27/2027	1,000	(4)	(14)
	First lien (3)(4) - Undrawn	—	12/1/2021	11/29/2023	5,068	(23)	(71)
					6,068	(27)	(85)	(0.01)%
VetCor Professional Practices LLC
Consumer Services	First lien (3)(4) - Undrawn	—	12/3/2021	7/2/2024	1,600	(6)	—
	Second Lien (3)(4) - Undrawn	—	12/3/2021	12/4/2023	10,818	—	(95)
					12,418	(6)	(95)	(0.02)%
AAH Topco, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	12/22/2021	12/22/2027	1,413	(13)	(14)
	First lien (3)(4) - Undrawn	—	12/22/2021	12/22/2023	13,004	—	(130)
					14,417	(13)	(144)	(0.03)%
Thermostat Purchaser III, Inc.
Business Services	First lien (4) - Undrawn	—	8/24/2021	8/31/2023	3,516	—	(193)	(0.03)%
Total Unfunded Debt Investments - United States					$159,003	$(473)	$(1,268)	(0.17)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(4) - Undrawn	—	10/1/2021	10/1/2027	$1,726	$(15)	$(18)	(0.00)%
Total Unfunded Debt Investments - Netherlands					$1,726	$(15)	$(18)	(0.00)%
Total Unfunded Debt Investments					$160,729	$(488)	$(1,286)	(0.17)%
Total Non-Controlled/Non-Affiliated Investments						$1,166,333	$1,163,044	156.90%
Total Investments						$1,166,333	$1,163,044	156.90%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2022.
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
June 30, 2022
(in thousands, except shares)
(unaudited)
*    All or a portion of interest contains payment-in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2022, 4.38% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

	June 30, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	94.81%
Second lien	5.19%
Equity and other	—%	(1)
Total investments	100.00%

(1)As of June 30, 2022, equity and other investments made up less than 0.01% of total investments.

June 30, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	36.49%
Business Services	13.66%
Healthcare Services	11.88%
Consumer Services	8.56%
Financial Services	8.27%
Healthcare Information Technology	5.85%
Information Technology	3.89%
Insurance Services	2.62%
Education	1.92%
Consumer Products	1.87%
Distribution & Logistics	1.42%
Packaging	1.34%
Specialty Chemicals & Materials	1.04%
Industrial Services	0.42%
Federal Services	0.35%
Information Services	0.33%
Business Products	0.09%
Total investments	100.00%

June 30, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2021.
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
June 30, 2022
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
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of its common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any Private Offering, each investor will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with the Company. The Company commenced its loan origination and investment activities on the date it issued shares to persons not affiliated with the Investment Adviser, which occurred on February 18, 2020 (the "Initial Closing Date"). The Company may conduct subsequent closings at times during its investment period (the "Investment Period"), which commenced on the Initial Closing Date and shall initially continue until February 18, 2024, the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of the Company's outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the subscription agreement entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of June 30, 2022, the Company's top five industry concentrations were software, business services, healthcare services, consumer services and financial services.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2022 and December 31, 2021.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2022, the Company recognized PIK interest from investments of $882 and $1,688, respectively. For the three and six months ended June 30, 2021, the Company recognized PIK interest from investments of $219 and $327, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2022 and December 31, 2021, no investments were on non-accrual status.
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
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") through December 31, 2021. The 2019 through 2021 tax year and forward remains subject to examination by the U.S. federal, state, and local tax authorities.
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
The Company has adopted a dividend reinvestment plan (the "DRIP") that provides for reinvestment of any distributions declared on behalf of its stockholders, unless a stockholder elects to receive cash.
The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. For the three and six months ended June 30, 2022, we have issued 0 and 2,988,215 shares through the DRIP, respectively. For both the three and six months ended June 30, 2021, we issued 840,119 shares through the DRIP.
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
Note 3. Investments
At June 30, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,104,567	$1,102,680
Second lien	61,766	60,364
Equity and other(1)	—	—
Total investments	$1,166,333	$1,163,044

(1)As of June 30, 2022, total cost and fair value of equity and other investments were each less than $1 thousand.

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$421,978	$424,407
Business Services	160,724	158,867
Healthcare Services	139,665	138,171
Consumer Services	99,831	99,574
Financial Services	95,989	96,214
Healthcare Information Technology	68,519	68,052
Information Technology	45,301	45,265
Insurance Services	30,321	30,502
Education	22,817	22,287
Consumer Products	21,800	21,763
Distribution & Logistics	17,373	16,500
Packaging	15,678	15,613
Specialty Chemicals & Materials	12,374	12,069
Industrial Services	4,835	4,823
Federal Services	4,109	4,104
Information Services	3,788	3,782
Business Products	1,231	1,051
Total investments	$1,166,333	$1,163,044
At December 31, 2021, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,003,566	$1,012,256
Second lien	57,381	57,832
Equity and other(1)	—	—
Total investments	$1,060,947	$1,070,088

(1)As of December 31, 2021, total cost and fair value of equity and other investments were each less than $1 thousand.

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$401,958	$407,135
Healthcare Services	137,728	140,008
Business Services	132,760	133,534
Financial Services	73,145	73,401
Healthcare Information Technology	64,061	64,020
Insurance Services	50,856	51,248
Consumer Services	51,511	51,152
Information Technology	45,391	45,378
Education	26,318	26,908
Consumer Products	21,402	21,376
Distribution & Logistics	17,555	17,588
Specialty Chemicals & Materials	12,297	12,322
Packaging	12,264	12,211
Industrial Services	4,634	4,630
Federal Services	4,132	4,129
Information Services	3,722	3,717
Business Products	1,213	1,331
Total investments	$1,060,947	$1,070,088
As of June 30, 2022, the Company had unfunded commitments on revolving credit facilities of $54,906 and no unfunded commitments on bridge facilities. As of June 30, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $105,823. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2022.
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
The Company’s operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. At the time of this Quarterly Report on Form 10-Q, public health restrictions have been partially or fully lifted throughout most of the United States and globally. However, new variants of COVID-19, challenges regarding distribution, hesitancy and efficacy of COVID-19 vaccines and treatments, and the reintroduction of related advisories and restrictions may prolong the effects of the COVID-19 pandemic. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.

While general economic conditions have improved since the beginning of the COVID-19 pandemic, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. The COVID-19 pandemic has and continues to have an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience downturns, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
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

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of June 30, 2022:

	Total	Level I	Level II	Level III
First lien	$1,102,680	$—	$65,391	$1,037,289
Second lien	60,364	—	16,463	43,901
Equity and other(1)	—	—	—	—
Total investments	$1,163,044	$—	$81,854	$1,081,190

(1)As of June 30, 2022, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,012,256	$—	$145,154	$867,102
Second lien	57,832	—	21,023	36,809
Equity and other(1)	—	—	—	—
Total investments	$1,070,088	$—	$166,177	$903,911

(1)As of December 31, 2021, fair value of equity and other investments was less than $1 thousand
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2022:

	Total	First Lien	Second Lien	Equity and other
Fair value, March 31, 2022	$988,154	$946,965	$41,189	$—	(2)
Total gains or losses included in earnings:
Net realized losses on investments	(606)	(606)	—	—
Net change in unrealized depreciation	(2,529)	(1,790)	(739)	—
Purchases, including capitalized PIK and revolver fundings	122,330	122,330	—	—
Proceeds from sales and paydowns of investments	(61,173)	(61,173)	—	—
Transfers into Level III (1)	49,136	42,685	6,451	—
Transfers out of Level III (1)	(14,122)	(11,122)	(3,000)	—
Fair value, June 30, 2022	$1,081,190	$1,037,289	$43,901	$—	(2)
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(2,799)	$(2,060)	$(739)	$—

(1)As of June 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
(2)As of March 31, 2022 and June 30, 2022, fair value of equity and other investments was less than $1 thousand

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2021:

	Total	First Lien	Second Lien
Fair value, March 31, 2021	$408,794	$384,571	$24,223
Total gains or losses included in earnings:
Net change in unrealized depreciation	(178)	(167)	(11)
Purchases, including capitalized PIK and revolver fundings	84,858	74,672	10,186
Proceeds from sales and paydowns of investments	(6,481)	(6,481)	—
Transfers into Level III (1)	28,439	28,439	—
Transfers out of Level III (1)	(43,127)	(24,429)	(18,698)
Fair value, June 30, 2021	$472,305	$456,605	$15,700
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(104)	$(93)	$(11)

(1)As of June 30, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2022:

	Total	First Lien	Second Lien	Equity and other
Fair value, December 31, 2021	$903,911	$867,102	$36,809	$—	(2)
Total gains or losses included in earnings:
Net realized losses on investments	(607)	(607)	—	—
Net change in unrealized depreciation	(2,576)	(1,827)	(749)	—
Purchases, including capitalized PIK and revolver fundings	205,823	201,470	4,353	—
Proceeds from sales and paydowns of investments	(75,393)	(75,393)	—	—
Transfers into Level III (1)	53,032	46,544	6,488	—
Transfers out of Level III (1)	(3,000)	—	(3,000)	—
Fair value, June 30, 2022	$1,081,190	$1,037,289	$43,901	$—	(2)
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(2,850)	$(2,101)	$(749)	$—

(1)As of June 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
(2)As of December 31, 2021 and June 30, 2022, fair value of equity and other investments was less than $1 thousand.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2021, as well as the portion of appreciation included in income attributable to unrealized appreciation related to those assets and liabilities still held by the Company at June 30, 2021:

	Total	First Lien	Second Lien
Fair value, December 31, 2020	$374,347	$364,877	$9,470
Total gains or losses included in earnings:
Net change in unrealized appreciation	561	547	14
Purchases, including capitalized PIK and revolver fundings	153,536	143,350	10,186
Proceeds from sales and paydowns of investments	(13,266)	(13,266)	—
Transfers into Level III (1)	(113)	(113)	—
Transfers out of Level III (1)	(42,760)	(38,790)	(3,970)
Fair value, June 30, 2021	$472,305	$456,605	$15,700
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$668	$654	$14

(1)As of June 30, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the three and six months ended June 30, 2022 and June 30, 2021. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2022 and December 31, 2021, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2022 and December 31, 2021, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2022 were as follows:

					Range
Type	Fair Value as of June 30, 2022		Approach	Unobservable Input	Low	High	Weighted Average
First lien	$930,992		Market & income approach	EBITDA multiple	7.0x	70.0x	18.9x
				Revenue multiple	6.0x	19.5x	9.1x
				Discount rate	7.9%	12.5%	9.7%
	46,892		Market quote	Broker quote	N/A	N/A	N/A
	59,405		Other	N/A (1)	N/A	N/A	N/A
Second lien	39,829		Market & income approach	EBITDA multiple	13.0x	32.0x	17.9x
				Discount rate	10.4%	12.6%	10.9%
	4,072		Market quote	Broker quote	N/A	N/A	N/A
Equity and other	—	(2)	Market & income approach	Revenue multiple	11.5x	14.5x	13.0x
				Discount rate	12.0%	14.0%	13.0%
	$1,081,190

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
(2)As of June 30, 2022, fair value of equity and other investments was less than $1 thousand.

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
The fair value of the Wells Credit Facility (as defined below), which is categorized as Level III within the fair value hierarchy as of June 30, 2022 and December 31, 2021, approximates its carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in the Company's existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC's Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company filed an application to amend its existing Exemptive Order on May 24, 2022, as amended on June 22, 2022, to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions. There can be no assurance if and when the Company will receive the exemptive order.
Note 6. Borrowings
Wells Credit Facility—On December 23, 2020, the Company's wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") among SLF I SPV as the borrower, the Investment Adviser as collateral manager, the Company as equityholder and seller, Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $450,000. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$2,940	$981	$4,959	$1,517
Non-usage fee	$84	$58	$198	$116
Amortization of financing costs	$221	$135	$440	$268
Weighted average interest rate	3.0%	2.1%	2.7%	2.1%
Effective interest rate	3.4%	2.5%	3.0%	2.6%
Average debt outstanding	$382,676	$185,912	$370,213	$144,801
As of June 30, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $406,500 and $318,000, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Wells Subscription Line—On February 25, 2020, the Company entered into a Revolving Credit Agreement (the "Wells Subscription Line") with Wells Fargo. On December 3, 2021, all outstanding borrowings under the Wells Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments. Prior to termination, the Wells Subscription Line had a maximum facility amount of $50,000 and the Company was permitted to borrow up to the lesser of $50,000 and the Borrowing Base. The "Borrowing Base" was based upon the unfunded Capital Commitments of subscribed investors in the Company that had been approved by Wells Fargo and met certain criteria.
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
For the three months ended June 30, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Subscription Line were $29, $22 and $52, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the three months ended June 30, 2021 were 1.6% and 5.8%, respectively. For the six months ended June 30, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Subscription Line were $61, $43 and $104, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the six months ended June 30, 2021 were 1.6% and 5.5%, respectively.
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

Note 7. Regulation
The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its stockholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" as defined in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) significant managerial assistance.
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2022, the Company had unfunded commitments on revolving credit facilities of $54,906, no outstanding bridge financing commitments and other future funding commitments of $105,823. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $50,005, no outstanding bridge financing commitments and other future funding commitments of $136,513. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2022 and December 31, 2021.
The Company also had revolving borrowings available under the Wells Credit Facility as of June 30, 2022 and December 31, 2021. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2022 and December 31, 2021, the Company had commitment letters to purchase investments in the aggregate par amount of $17,178 and $25,400, respectively, which could require funding in the future.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the ongoing COVID-19 pandemic. We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including new variants of COVID-19, on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence, and the financial markets. Any effects of the COVID-19 pandemic will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.

While general economic conditions have improved since the beginning of the COVID-19 pandemic, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience downturns, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

For additional discussion on our portfolio companies, see “Monitoring of Portfolio Investments”.

Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at $0.001 per share par value.
There were no shares of common stock issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022 and June 30, 2021.
The following table reflects the distributions declared on the Company's common stock for the six months ended June 30, 2022.

Date Declared	Record Date	Payment Date	Per Share Amount
March 29, 2022	March 30, 2022	July 20, 2022	$0.2200
June 27, 2022	June 29, 2022	July 20, 2022	0.2338
			$0.4538
The following table reflects the distributions declared on the Company's common stock for the six months ended June 30, 2021.

Date Declared	Record Date	Payment Date	Per Share Amount
March 26, 2021	March 30, 2021	April 13, 2021	$0.2557
June 25, 2021	June 29, 2021	July 13, 2021	0.2945
			$0.5502
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$7,596	$7,685	$21,264	$17,079
Denominator for basic & diluted weighted average share:	70,727,699	36,377,679	70,529,585	36,015,027
Basic & diluted earnings per share:	$0.11	$0.21	$0.30	$0.47

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2022 and June 30, 2021.

	Six Months Ended
	June 30, 2022	June 30, 2021
Per share data: (1)
Net asset value, December 31, 2021 and December 31, 2020, respectively	$10.63	$10.85
Net investment income	0.46	0.54
Net realized and unrealized losses	(0.16)	(0.07)
Net increase in net assets resulting from operations	0.30	0.47
Distributions declared to stockholders from net investment income	(0.45)	(0.55)
Net asset value, June 30, 2022 and June 30, 2021, respectively	$10.48	$10.77
Total return (2)	2.88%	4.42%
Shares outstanding at end of period	70,727,699	36,488,464
Average weighted shares outstanding for the period	70,529,585	36,015,027
Average net assets for the period	$748,986	$390,763
Ratio to average net assets:
Net investment income (3)	8.70%	10.08%
Total expenses (3)	2.71%	2.45%

Average debt outstanding — Wells Subscription Line	$—	$7,558
Average debt outstanding — Wells Credit Facility	$370,213	$144,801
Asset coverage ratio	282.36%	281.97%
Portfolio turnover	8.85%	9.84%

Capital Commitments	$690,000	$690,000
Funded Capital Commitments	$690,000	$365,700
% of Capital Commitments funded	100.00%	53.00%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which are based on actual rate per share).
(2)Total return is calculated assuming a purchase at net asset value per share on the opening of the first day of the year and a sale at net asset value per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net asset value per share on the last day of the respective quarter. Total return calculation is not annualized.
(3)Annualized, except organizational and offering costs.
Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three and six months ended June 30, 2022 or June 30, 2021.
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

Note 13. Subsequent Events
On July 20, 2022, the Company issued 3,022,333 shares of common stock through the Company's DRIP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiary (the "Company"), including the consolidated schedule of investments, as of June 30, 2022, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2022 and 2021, the consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 12, 2022

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
•the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, on our business and our portfolio companies;
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
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
We conducted a private offering (the "Private Offering") of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any private offering, each investor in the Private Offering will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We commenced our loan origination and investment activities on the date we issued shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"), which occurred on February 18, 2020 (the "Initial Closing Date"). We may conduct subsequent closings at times during our investment period (the "Investment Period"), which commenced on the Initial Closing Date and shall initially continue until February 18, 2024, the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of our outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be required to make capital contributions to purchase our common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the Subscription Agreement entered into with each investor, we shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of our then outstanding common stock.
On December 9, 2020, we established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary whose assets are used to secure SLF I SPV's credit facility.
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of June 30, 2022, our top five industry concentrations were software, business services, healthcare services, consumer services and financial services.
As of June 30, 2022, our net assets were approximately $741.3 million and our portfolio had a fair value of approximately $1,163.0 million in 89 portfolio companies.
Recent Developments
On July 20, 2022, we issued 3,022,333 shares of common stock through the Company's DRIP.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the ongoing COVID-19 pandemic. We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including new variants of COVID-19, on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence, and the financial markets. Any effects of the COVID-19 pandemic will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.

While general economic conditions have improved since the beginning of the COVID-19 pandemic, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience downturns, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

For additional discussion on our portfolio companies, see “Monitoring of Portfolio Investments”.
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
Valuation and Leveling of Portfolio Investments
At all times, consistent with GAAP and the 1940 Act, we conduct a valuation of our assets, which impacts our net asset value.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2022.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2022.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2022, we recognized PIK interest from investments of approximately $0.9 million and $1.7 million, respectively. For the three and six months ended June 30, 2021, we recognized PIK interest from investments of approximately $0.2 million and $0.3 million, respectively
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2022 and December 31, 2021, no investments were on non-accrual status.
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
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Red, Orange, Yellow and Green with Red reflecting an investment performing materially below expectations and Green reflecting an investment that is in-line with or above expectations. The mapping of the composite scores to these categories are below:
•Red – 1C (e.g., Tier 1 for Operating Performance and C for Business Characteristics)

•Orange – 2C and 1B
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of June 30, 2022:

(in millions)	As of June 30, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	7.1	0.6%	6.6	0.6%
Green	1,159.2	99.4%	1,156.4	99.4%
	$1,166.3	100.0%	$1,163.0	100.0%
As of June 30, 2022, all investments in our portfolio had a Green Risk Rating with the exception of two portfolio companies that had a Yellow Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by the board of directors, was approximately $1,163.0 million in 89 portfolio companies at June 30, 2022 and approximately $1,070.1 million in 87 portfolio companies at December 31, 2021.
The following table shows our portfolio and investment activity for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended
(in millions)	June 30, 2022	June 30, 2021
New investments in 39 and 31 portfolio companies	$194.9	$188.9
Debt repayments in existing portfolio companies	(48.1)	(50.1)
Sales of securities in 7 and 0 companies	(48.3)	—
Change in unrealized appreciation on 20 and 20 portfolio companies	1.1	2.3
Change in unrealized depreciation on 76 and 47 portfolio companies	(13.5)	(4.7)
Recent Accounting Standards Updates
See Item 1.—Financial Information—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended June 30, 2022 and June 30, 2021
Revenue

	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Total interest income	$20,649	$12,885
Fee income	1,602	1,080
Total investment income	$22,251	$13,965
Our total investment income increased by approximately $8.3 million or 59%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. For the three months ended June 30, 2022, total investment income of approximately $22.3 million consisted of approximately $18.5 million in cash interest from investments, approximately $0.9 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $1.3 million, and approximately $1.6 million in fee income. The increase in total interest income of approximately $7.8 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily attributable to larger invested balances, driven by the proceeds from drawdowns on Capital Commitments and drawn balances on the Wells Credit Facility (as defined below). Fee income during the three months ended June 30, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 13 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Management fee	$1,625	$998
Interest and other financing expenses	3,255	1,288
Professional fees	274	150
Administrative expenses	249	143
Other general and administrative expenses	79	64
Organizational expenses	—	10
Net expenses	$5,482	$2,653
Our total net operating expenses increased by approximately $2.8 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Our management fee increased by $0.6 million, which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $2.0 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to higher drawn balances on the Wells Credit Facility (as defined below).
Administrative expenses increased by approximately $0.1 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Professional fees increased by approximately $0.1 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to increased audit and legal fees. Other general and administrative expenses for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 remained flat.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Net realized losses on investments	$(606)	$—
Net change in unrealized depreciation of investments	(8,567)	(3,627)
Net realized and unrealized losses	$(9,173)	$(3,627)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $9.2 million for the three months ended June 30, 2022 as compared to the net unrealized depreciation resulting in a net loss of approximately $3.6 million for the three months ended June 30, 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period. The net loss for the three months ended June 30, 2021 was primarily driven by the early repayment of 7 of our investments during the period.
Results of Operations for the Six Months Ended June 30, 2022 and June 30, 2021
Revenue

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Total interest income	39,491	22,267
Fee income	2,880	1,999
Total investment income	$42,371	$24,266
Our total investment income increased by approximately $18.1 million, or 75%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. For the six months ended June 30, 2022, total investment income of approximately $42.4 million consisted of approximately $35.6 million in cash interest from investments, approximately $1.7 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $2.2 million, and approximately $2.9 million in fee income. The increase in total interest income of approximately $17.2 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily attributable to larger invested balances, driven by the proceeds from drawdowns on Capital Commitments and drawn balances on the Wells Credit Facility (as defined below). Fee income during the six months ended June 30, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 25 different portfolio companies.
Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Management fee	3,250	1,886
Interest and other financing expenses	5,617	2,130
Professional fees	547	307
Administrative expenses	514	264
Other general and administrative expenses	147	141
Organizational expenses	—	18
Net expenses before income taxes	10,075	4,746
Income tax expense	—	3
Net expenses	$10,075	$4,749
Our total net operating expenses increased by approximately $5.3 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Our management fee increased by $1.4 million, which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $3.5 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to higher drawn balances on the Wells Credit Facility (as defined below).

Administrative expenses increased by approximately $0.3 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Professional fees increased by approximately $0.2 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to increased audit and legal fees. Other general and administrative expenses for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 remained flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Net realized gains on investments	$1,398	$—
Net change in unrealized depreciation of investments	(12,430)	(2,438)
Net realized and unrealized losses	$(11,032)	$(2,438)
Our net realized gains and unrealized depreciation resulted in a net loss of approximately $11.0 million for the six months ended June 30, 2022 as compared to the net unrealized depreciation resulting in a net loss of approximately $2.4 million for the six months ended June 30, 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period. The net loss for the six months ended June 30, 2021 was primarily driven by the early repayment of 12 of our investments during the period.
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
The Investment Adviser, as the initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2022, our asset coverage ratio was 282.36%.
On January 27, 2020, we entered into Subscription Agreements with several investors providing for the private placement of shares of common stock.
On June 30, 2022 and December 31, 2021, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2022	December 31, 2021
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At June 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $16.9 million and $21.4 million, respectively. Our cash used in operating activities for the six months ended June 30, 2022 and June 30, 2021, were approximately $93.0 million and $140.7 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2022 and December 31, 2021, we had outstanding commitments to third parties to fund investments totaling $160.7 million and $186.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2022 and December 31, 2021, we had commitment letters to purchase investments in the aggregate par amount of $17.2 million and $25.4 million, respectively, which could require funding in the future. As of June 30, 2022 and December 31, 2021, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
Wells Credit Facility—On December 23, 2020, our wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") among SLF I SPV as the borrower, the Investment Adviser as collateral manager, us as equityholder and seller, Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $450.0 million. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
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
As of June 30, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $406.5 million and $318.0 million, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2022 and June 30, 2021.
Wells Subscription Line—On February 25, 2020, we entered into a Revolving Credit Agreement (the "Wells Subscription Line") with Wells Fargo. On December 3, 2021, all outstanding borrowings under the Wells Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments. Prior to termination, the Wells Subscription Line had a maximum facility amount of $50.0 million and we were permitted to borrow up to the lesser of $50.0 million and the Borrowing Base. The "Borrowing Base" was based upon the unfunded Capital Commitments of our subscribed investors that had been approved by Wells Fargo and met certain criteria.
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
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Subscription Line for the three and six months ended June 30, 2021.

Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$406.5	$—	$—	$406.5	$—

(1)Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($406.5 million as of June 30, 2022) must be repaid on or before December 23, 2025. As of June 30, 2022, there was approximately $43.5 million of possible capacity remaining under the Wells Credit Facility. See "— Borrowings", for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared for the six months ended June 30, 2022 and June 30, 2021 totaled approximately $32.1 million and $19.9 million, respectively.
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
We maintain an "opt out" dividend reinvestment plan (the "DRIP") on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. For the six months ended June 30, 2022 and June 30, 2021, we have issued 2,988,215 and 840,119 shares through the DRIP, respectively. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies for additional details regarding our dividend reinvestment plan.
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
We filed an application to amend the Exemptive Order on May 24, 2022, as amended on June 22, 2022. See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks had reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. However, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018. Since then, the Federal Reserve has raised rates by an additional 2.00% and indicated that it would consider future rate hikes if inflation does not slow. During the six months ended June 30, 2022, certain of the loans held in our portfolio had floating LIBOR or Secured Overnight Financing Rate ("SOFR") interest rates. As of June 30, 2022, 100.00% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and are currently paid based on floating LIBOR or SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facility. For our floating rate revolving credit facility, we use the outstanding balance as of June 30, 2022. Interest expense on our floating rate revolving credit facility is calculated using the interest rate as of June 30, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR or SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(2.29)%
Base Interest Rate	—%
+100 Basis Points	10.29%
+200 Basis Points	20.93%
+300 Basis Points	31.58%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc and its consolidated subsidiaries.

Item 1.    Legal Proceedings
We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2022. From time to time, we or our consolidated subsidiary be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2022 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
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
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2022.

NMF SLF I, Inc.
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)
By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)