Form 10-Q
period 2022-09-30
NMF SLF I, Inc.
filed 2022-11-14
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of November 14, 2022 was 73,750,032. As of September 30, 2022, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,177,219 and $1,060,947, respectively)	$1,165,982	$1,070,088
Cash and cash equivalents	17,076	21,426
Interest receivable	4,978	5,237
Receivable from affiliate	6	—
Other assets	328	337
Total assets	$1,188,370	$1,097,088
Liabilities
Borrowings
Wells Credit Facility	$401,000	$318,000
Deferred financing costs (net of accumulated amortization of $1,752 and $1,088, respectively)	(2,867)	(3,531)
Net borrowings	398,133	314,469
Distribution payable	18,659	32,021
Payable for unsettled securities purchased	1,471	27,781
Management fee payable	1,887	1,460
Interest payable	1,627	646
Payable to affiliates	—	114
Other liabilities	935	498
Total liabilities	422,712	376,989
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 73,750,032 and 67,739,484 shares issued and outstanding, respectively	74	68
Paid in capital in excess of par	771,472	707,361
Accumulated undistributed earnings	(5,888)	12,670
Total net assets	$765,658	$720,099
Total liabilities and net assets	$1,188,370	$1,097,088
Net asset value per share	$10.38	$10.63
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$24,434	$14,683	$62,237	$36,623
PIK interest income	1,039	427	2,727	754
Fee income	942	2,861	3,822	4,860
Total investment income	26,415	17,971	68,786	42,237
Expenses
Interest and other financing expenses	4,940	1,608	10,557	3,738
Management fee	1,887	1,272	5,137	3,158
Professional fees	232	173	779	480
Administrative expenses	263	182	777	446
Other general and administrative expenses	74	70	221	211
Organizational expenses	—	—	—	18
Total expenses	7,396	3,305	17,471	8,051
Net investment income before income taxes	19,019	14,666	51,315	34,186
Income tax expense	—	—	—	3
Net investment income	19,019	14,666	51,315	34,183
Net realized and unrealized gains (losses)
Net realized (losses) gains on investments	(138)	65	1,260	65
Net change in unrealized depreciation of investments	(7,948)	(5,228)	(20,378)	(7,666)
Net realized and unrealized losses	(8,086)	(5,163)	(19,118)	(7,601)
Net increase in net assets resulting from operations	$10,933	$9,503	$32,197	$26,582
Earnings per share (basic & diluted)	$0.15	$0.22	$0.45	$0.70
Weighted average shares of common stock outstanding - basic & diluted (See Note 10)	73,125,855	42,251,397	71,404,519	38,116,661

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$19,019	$14,666	$51,315	$34,183
Net realized (losses) gains on investments	(138)	65	1,260	65
Net change in unrealized depreciation of investments	(7,948)	(5,228)	(20,378)	(7,666)
Net increase in net assets resulting from operations	10,933	9,503	32,197	26,582
Capital transactions
Net proceeds from shares of common stock sold	—	151,800	—	151,800
Distributions declared to stockholders from net investment income	(18,659)	(14,673)	(50,755)	(34,534)
Reinvestment of distributions	32,096	10,746	64,117	19,861
Total net increase (decrease) in net assets resulting from capital transactions	13,437	147,873	13,362	137,127
Net increase (decrease) in net assets	24,370	157,376	45,559	163,709
Net assets at the beginning of the period	741,288	393,045	720,099	386,712
Net assets at the end of the period	$765,658	$550,421	$765,658	$550,421

Capital share activity
Shares of common stock sold	—	14,094,708	—	14,094,708
Shares issued from the reinvestment of distributions	3,022,333	989,490	6,010,548	1,829,609
Net increase in shares of common stock outstanding	3,022,333	15,084,198	6,010,548	15,924,317

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$32,197	$26,582
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gains on investments	(1,260)	(65)
Net change in unrealized depreciation of investments	20,378	7,666
Amortization of purchase discount	(3,802)	(9,512)
Amortization of deferred financing costs	664	611
Non-cash investment income	(2,771)	(598)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(260,330)	(469,724)
Proceeds from sales and paydowns of investments	155,718	125,594
Cash paid for purchase of drawn portion of revolving credit facilities	(34)	(731)
Cash paid on drawn revolving credit facilities	(22,071)	(3,052)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	141	347
Cash repayments on drawn revolvers	18,137	3,390
Interest receivable	259	(1,995)
Receivable from unsettled securities sold	—	(582)
Receivable from affiliate	(6)	—
Other assets	9	(158)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(26,310)	(16,761)
Interest payable	981	425
Management fee payable	427	590
Payable to affiliates	(114)	(6)
Other liabilities	443	184
Net cash flows used in operating activities	(87,344)	(337,795)
Cash flows from financing activities
Distributions paid	—	(5,811)
Net proceeds from issuance of common stock	—	151,800
Repayment of Wells Subscription Line	—	(8,000)
Proceeds from Wells Credit Facility	203,000	390,000
Repayment of Wells Credit Facility	(120,000)	(180,000)
Deferred financing costs paid	(6)	(955)
Net cash flows provided by financing activities	82,994	347,034
Net decrease in cash and cash equivalents	(4,350)	9,239
Cash and cash equivalents at the beginning of the period	21,426	37,073
Cash and cash equivalents at the end of the period	$17,076	$46,312

Supplemental disclosure of cash flow information
Cash interest paid	$8,626	$2,359
Income taxes paid	—	23
Non-cash financing activities:
Distribution declared and payable	18,659	14,673
Value of shares issued in connection with reinvestment of distributions	64,117	19,861
Accrual for deferred financing costs	—	21
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Frontline Technologies Group Holdings, LLC
Software	First lien (2)	11.00% (P + 4.75%/Q)	4/20/2020	9/18/2023	$16,823	$16,535	$16,823
	First lien (2)	11.00% (P + 4.75%/Q)	12/30/2020	9/18/2023	9,777	9,777	9,777
	First lien (2)	11.00% (P + 4.75%/Q)	4/20/2020	9/18/2023	7,429	7,302	7,429
	First lien (2)	11.00% (P + 4.75%/Q)	6/15/2021	9/18/2023	3,230	3,230	3,230
					37,259	36,844	37,259	4.87%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	9.81% (L + 5.75%/S)	2/6/2020	5/22/2026	24,416	24,322	24,199
	First lien (3)	9.81% (L + 5.75%/S)	2/6/2020	5/22/2026	5,641	5,615	5,590
	First lien (3)(4) - Drawn	6.78% (L + 5.75%/S)	2/6/2020	5/22/2026	1,343	1,339	1,331
					31,400	31,276	31,120	4.06%
Higginbotham Insurance Agency, Inc.
Insurance Services	First lien (2)(3)	8.37% (L + 5.25%/M)	11/19/2020	11/25/2026	23,727	23,596	23,447
	First lien (3)	8.37% (L + 5.25%/M)	11/19/2020	11/25/2026	6,699	6,657	6,620
					30,426	30,253	30,067	3.93%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)	9.17% (L + 5.50%/Q)	10/15/2020	11/26/2027	19,684	19,456	19,122
	First lien (3)	9.17% (L + 5.50%/Q)	11/26/2021	11/26/2027	10,477	10,381	10,177
	First lien (3)(4) - Drawn	9.15% (L + 5.50%/Q)	11/26/2021	11/26/2024	449	448	442
					30,610	30,285	29,741	3.88%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)	9.41% (SOFR + 6.00%/S)	12/11/2020	10/4/2027	18,538	18,411	18,538
	First lien (3)	8.05% (SOFR + 6.00%/S)	6/3/2021	10/4/2027	4,973	4,952	4,973
	First lien (3)	8.54% (SOFR + 6.00%/S)	8/13/2021	10/4/2027	5,907	5,894	5,907
	First lien (3)(4) - Drawn	9.96% (SOFR + 6.00%/S)	5/2/2022	10/4/2027	214	214	214
					29,632	29,471	29,632	3.87%
Zone Climate Services, Inc.
Consumer Services	First lien (2)(3)	7.53% (SOFR + 4.75%/M)	3/9/2022	3/9/2028	27,963	27,702	27,516
	First lien (3)(4) - Drawn	7.89% (SOFR + 4.75%/M)	3/9/2022	3/9/2028	1,466	1,456	1,442
					29,429	29,158	28,958	3.78%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Diligent Corporation
Software	First lien (2)(3)	9.13% (L + 6.25%/S)	8/4/2020	8/4/2025	$14,785	$14,672	$14,785
	First lien (2)(3)	8.63% (L + 5.75%/S)	3/30/2021	8/4/2025	5,596	5,577	5,528
	First lien (2)(3)	8.63% (L + 5.75%/S)	3/4/2021	8/4/2025	3,121	3,110	3,083
	First lien (3)	9.13% (L + 6.25%/S)	8/4/2020	8/4/2025	1,237	1,228	1,222
	First lien (3)(4) - Drawn	8.49% (L + 6.25%/S)	8/4/2020	8/4/2025	1,184	1,187	1,184
	First lien (3)	9.13% (L + 6.25%/S)	8/4/2020	8/4/2025	780	774	780
					26,703	26,548	26,582	3.47%
Associations, Inc.
Consumer Services	First lien (2)(3)	9.32% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	14,826	14,771	14,826
	First lien (3)	10.18% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	3,648	3,633	3,648
	First lien (3)	9.62% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	3,647	3,633	3,647
	First lien (3)	9.40% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	2,203	2,194	2,203
	First lien (3)	8.98% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	1,752	1,745	1,752
					26,076	25,976	26,076	3.41%
Apptio, Inc.
Software	First lien (3)	8.46% (L + 6.00%/Q)	4/20/2020	1/10/2025	25,000	24,263	25,000	3.27%
OA Buyer, Inc.
Healthcare Information Technology	First lien (2)(3)	9.12% (L + 6.00%/M)	12/20/2021	12/20/2028	23,698	23,483	23,461
	First lien (2)(3)	9.12% (L + 6.00%/M)	5/6/2022	12/20/2028	1,500	1,486	1,485
					25,198	24,969	24,946	3.26%
Diamondback Acquisition, Inc.
Software	First lien (2)(3)	8.62% (L + 5.50%/M)	9/13/2021	9/13/2028	25,139	24,919	24,560	3.21%
IG Investments Holdings, LLC
Business Services	First lien (2)(3)	9.45% (L + 6.00%/Q)	9/22/2021	9/22/2028	23,200	22,995	23,200	3.03%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(3)	7.88% (SOFR + 4.75%/M)	12/21/2020	12/23/2026	17,794	17,658	17,304
	First lien (3)	7.88% (SOFR + 4.75%/M)	12/21/2020	12/23/2026	5,385	5,342	5,237
	First lien (3)(4) - Drawn	7.63% (SOFR + 4.75%/M)	1/20/2022	12/23/2026	638	633	621
					23,817	23,633	23,162	3.03%
Syndigo LLC
Software	First lien (2)(3)	7.32% (L + 4.50%/M)	12/14/2020	12/15/2027	19,700	19,584	19,117
	Second Lien (3)	10.51% (L + 8.00%/S)	12/14/2020	12/15/2028	4,000	3,979	3,783
					23,700	23,563	22,900	2.99%
Notorious Topco, LLC
Consumer Products	First lien (2)(3)	9.88% (SOFR + 6.75%/M)	11/23/2021	11/23/2027	21,106	20,967	20,948
	First lien (3)(4) - Drawn	9.88% (SOFR + 6.75%/M)	11/23/2021	11/23/2027	1,839	1,819	1,825
					22,945	22,786	22,773	2.97%
Anaplan, Inc.
Software	First lien (2)(3)	9.53% (SOFR + 6.50%/M)	6/21/2022	6/21/2029	22,941	22,718	22,711	2.97%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

PDQ.com Corporation
Information Technology	First lien (3)	8.42% (L + 4.75%/Q)	9/1/2021	8/27/2027	$13,394	$13,337	$13,079
	First lien (3)	8.42% (L + 4.75%/Q)	9/1/2021	8/27/2027	9,175	9,137	8,960
					22,569	22,474	22,039	2.88%
CCBlue Bidco, Inc.
Healthcare Services	First lien (2)(3)	9.92% (L + 3.50% + 2.75% PIK/Q)*	12/20/2021	12/21/2028	20,885	20,700	20,467
	First lien (3)(4) - Drawn	5.93% (P + 3.50%/Q)	12/20/2021	12/21/2028	1,078	1,069	1,057
					21,963	21,769	21,524	2.81%
KWOR Acquisition, Inc.
Business Services	First lien (2)(3)	8.91% (L + 5.25%/Q)	12/22/2021	12/22/2028	20,713	20,571	20,514
	First lien (3)(4) - Drawn	10.50% (P + 4.25%/Q)	12/22/2021	12/22/2027	836	833	828
					21,549	21,404	21,342	2.79%
Eisner Advisory Group LLC
Financial Services	First lien (2)	8.40% (SOFR + 5.25%/M)	8/16/2021	7/28/2028	19,704	19,588	18,669
	First lien	8.40% (SOFR + 5.25%/M)	8/16/2021	7/28/2028	1,667	1,659	1,579
					21,371	21,247	20,248	2.64%
Recorded Future, Inc.
Software	First lien (2)(3)	8.13% (L + 5.25%/Q)	12/30/2021	7/3/2025	7,444	7,414	7,407
	First lien (2)(3)	8.13% (L + 5.25%/Q)	8/3/2020	7/3/2025	5,773	5,738	5,744
	First lien (3)	8.13% (L + 5.25%/Q)	8/3/2020	7/3/2025	4,115	4,071	4,094
	First lien (2)(3)	8.13% (L + 5.25%/Q)	1/19/2022	7/3/2025	2,498	2,483	2,486
					19,830	19,706	19,731	2.58%
Thermostat Purchaser III, Inc.
Business Services	First lien (2)(3)	7.57% (L + 4.50%/Q)	8/24/2021	8/31/2028	18,903	18,862	18,262
	First lien (3)	7.57% (L + 4.50%/Q)	8/24/2021	8/31/2028	1,301	1,297	1,257
					20,204	20,159	19,519	2.55%
iCIMS, Inc.
Software	First lien (2)(3)	9.49% (SOFR + 6.75%/Q)	8/17/2022	8/18/2028	19,638	19,469	19,467	2.54%
DECA Dental Holdings LLC
Healthcare Services	First lien (2)(3)	9.42% (L + 5.75%/Q)	8/26/2021	8/28/2028	16,905	16,758	16,577
	First lien (3)(4) - Drawn	9.42% (L + 5.75%/Q)	8/26/2021	8/28/2028	1,779	1,764	1,745
	First lien (3)(4) - Drawn	9.40% (L + 5.75%/Q)	8/26/2021	8/26/2027	629	625	617
					19,313	19,147	18,939	2.47%
Acutane, Inc. (fka Stamps.com Inc.)
Software	First lien (2)(3)	8.38% (L + 5.75%/M)	10/5/2021	10/5/2028	11,662	11,559	11,464
	First lien (2)(3)	8.38% (L + 5.75%/M)	12/13/2021	10/5/2028	7,330	7,263	7,205
					18,992	18,822	18,669	2.44%
Project Essential Bidco, Inc.
Software	First lien (2)(3)	7.31% (L + 5.75%/S)	4/20/2021	4/20/2028	17,252	17,127	17,010	2.22%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (2)(3)	6.50% (L + 5.50%/S)	12/1/2021	4/27/2027	9,221	9,181	9,058
	First lien (2)(3)	8.31% (L + 5.50%/Q)	4/28/2021	4/27/2027	6,913	6,885	6,790
	First lien (2)(3)	6.50% (L + 5.50%/S)	10/14/2021	4/27/2027	1,063	1,058	1,044
					17,197	17,124	16,892	2.21%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First lien (2)(3)	9.28% (L + 5.50%/Q)	10/15/2021	10/13/2028	$12,309	$12,199	$12,179
	First lien (3)	9.28% (L + 5.50%/Q)	10/15/2021	10/13/2028	4,427	4,394	4,381
	First lien (3)(4) - Drawn	9.67% (L + 5.50%/S)	10/15/2021	10/15/2027	115	116	114
					16,851	16,709	16,674	2.18%
AAH Topco, LLC
Consumer Services	First lien (2)(3)	8.58% (L + 5.50%/M)	12/22/2021	12/22/2027	11,784	11,678	11,666
	First lien (3)(4) - Drawn	8.36% (L + 5.50%/M)	12/22/2021	12/22/2027	4,354	4,315	4,310
					16,138	15,993	15,976	2.09%
Foundational Education Group, Inc.
Education	First lien (2)(3)	7.56% (SOFR + 3.75%/Q)	8/19/2021	8/31/2028	9,404	9,362	9,136
	Second Lien (2)(3)	10.31% (SOFR + 6.50%/Q)	8/19/2021	8/31/2029	6,488	6,459	6,209
					15,892	15,821	15,345	2.00%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (2)(3)	9.23% (L + 3.50% + 2.75% PIK/Q)*	12/27/2021	11/24/2028	15,524	15,349	15,330	2.00%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(3)	9.42% (L + 5.75%/Q)	12/20/2021	12/21/2027	9,053	8,972	8,963
	First lien (3)	9.42% (L + 5.75%/Q)	12/20/2021	12/21/2027	3,020	2,993	2,989
	First lien (3)	8.92% (L + 5.75%/Q)	12/20/2021	12/21/2027	3,039	3,012	3,008
	First lien (3)(4) - Drawn	9.39% (L + 5.75%/Q)	12/20/2021	12/21/2027	243	243	241
	First lien (3)(4) - Drawn	8.98% (L + 6.00%/S)	7/1/2022	12/21/2027	5	5	5
					15,360	15,225	15,206	1.99%
Granicus, Inc.
Software	First lien (2)(3)	10.25% (L + 6.50%/S)	1/27/2021	1/29/2027	10,641	10,580	10,641
	First lien (3)	10.25% (L + 6.50%/S)	1/27/2021	1/29/2027	2,980	2,962	2,980
	First lien (3)(4) - Drawn	10.17% (L + 6.00%/S)	4/23/2021	1/29/2027	1,379	1,368	1,379
					15,000	14,910	15,000	1.95%
MRI Software LLC
Software	First lien (2)	9.17% (L + 5.50%/Q)	1/31/2020	2/10/2026	10,945	10,911	10,699
	First lien (2)	9.17% (L + 5.50%/Q)	3/24/2021	2/10/2026	3,104	3,099	3,034
	First lien	9.17% (L + 5.50%/Q)	3/24/2021	2/10/2026	928	927	907
	First lien	9.17% (L + 5.50%/Q)	1/31/2020	2/10/2026	316	315	309
					15,293	15,252	14,949	1.95%
Foreside Financial Group, LLC
Business Services	First lien (2)(3)	8.62% (L + 5.50%/M)	5/26/2022	9/30/2027	14,939	14,798	14,790
	First lien (3)	8.62% (L + 5.50%/M)	5/26/2022	9/30/2027	146	146	145
					15,085	14,944	14,935	1.95%
Kaseya Inc.
Software	First lien (2)(3)	8.29% (SOFR + 5.75%/S)	6/23/2022	6/25/2029	14,662	14,556	14,552	1.89%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Pioneer Topco I, L.P.(6)
Pioneer Buyer I, LLC
Software	First lien (3)	10.67% (L + 7.00% PIK/Q)*	11/1/2021	11/1/2028	$12,130	$12,029	$11,839
	First lien (3)	10.67% (L + 7.00% PIK/Q)*	3/11/2022	11/1/2028	1,662	1,648	1,623
					13,792	13,677	13,462	1.76%
RealPage, Inc.
Business Services	Second Lien	9.62% (L + 6.50%/M)	2/18/2021	4/23/2029	13,612	13,523	13,204	1.72%
Businessolver.com, Inc.
Software	First lien (2)(3)	9.67% (L + 5.50%/S)	12/1/2021	12/1/2027	12,486	12,429	12,311	1.61%
Relativity ODA LLC
Software	First lien (3)	10.59% (L + 6.50% PIK/M)*	5/12/2021	5/12/2027	11,805	11,698	11,805	1.54%
CentralSquare Technologies, LLC
Software	First lien (2)	7.42% (L + 3.75%/Q)	4/1/2020	8/29/2025	13,408	12,020	11,779	1.54%
CFS Management, LLC
Healthcare Services	First lien (2)(3)	9.73% (SOFR + 6.25%/Q)	9/1/2021	7/1/2024	8,810	8,775	8,427
	First lien (3)	9.73% (SOFR + 6.25%/Q)	9/1/2021	7/1/2024	3,353	3,340	3,208
					12,163	12,115	11,635	1.52%
DOCS, MSO, LLC
Healthcare Services	First lien (2)(3)	8.85% (SOFR + 5.75%/Q)	6/1/2022	6/1/2028	11,564	11,565	11,531	1.51%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (2)(3)	9.17% (L + 5.50%/Q)	9/21/2021	9/27/2027	11,364	11,266	11,183
	First lien (3)(4) - Drawn	8.88% (L + 5.50%/Q)	9/21/2021	9/27/2027	297	296	292
					11,661	11,562	11,475	1.50%
Bullhorn, Inc.
Software	First lien (2)(3)	9.42% (L + 5.75%/Q)	9/11/2020	9/30/2026	9,678	9,628	9,678
	First lien (3)	9.42% (L + 5.75%/Q)	9/11/2020	9/30/2026	1,234	1,232	1,234
	First lien (3)(4) - Drawn	9.42% (L + 5.75%/Q)	9/11/2020	9/30/2026	319	318	319
					11,231	11,178	11,231	1.47%
Daxko Acquisition Corporation
Software	First lien (2)(3)	8.62% (L + 5.50%/M)	10/15/2021	10/16/2028	10,467	10,373	10,173
	First lien (3)	8.62% (L + 5.50%/M)	10/15/2021	10/16/2028	882	876	857
					11,349	11,249	11,030	1.44%
Snap One Holdings Corp.**
Distribution & Logistics	First lien (2)	7.38% (L + 4.50%/S)	11/23/2021	12/8/2028	11,122	11,072	10,149	1.33%
Bottomline Technologies, Inc.
Financial Services	First lien (2)(3)	8.35% (SOFR + 5.50%/M)	5/12/2022	5/14/2029	10,127	10,030	10,026	1.31%
Xactly Corporation
Software	First lien (3)	10.06% (L + 7.25%/Q)	6/5/2020	7/31/2023	9,449	9,309	9,449
	First lien (3)(4) - Drawn	10.20% (L + 7.25%/Q)	6/5/2020	7/31/2023	551	543	551
					10,000	9,852	10,000	1.31%
LSCS Holdings, Inc.
Healthcare Services	First lien (2)	8.17% (L + 4.50%/Q)	11/23/2021	12/16/2028	10,381	10,358	9,966	1.30%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

IG Intermediateco LLC
Infogain Corporation
Software	First lien (2)(3)	8.43% (SOFR + 5.75%/Q)	7/30/2021	7/28/2028	$6,117	$6,077	$6,055
	First lien (2)(3)	8.04% (SOFR + 5.75%/Q)	7/11/2022	7/28/2028	3,594	3,559	3,558
	First lien (3)(4) - Drawn	8.41% (SOFR + 5.75%/Q)	7/30/2021	7/30/2026	219	219	217
	Subordinated (3)	11.90% (SOFR + 8.25%/Q)	7/15/2022	7/16/2029	1	1	1
					9,931	9,856	9,831	1.28%
TRC Companies L.L.C (fka Energize Holdco LLC)
Business Services	Second Lien (2)(3)	9.87% (L + 6.75%/M)	11/19/2021	12/7/2029	10,000	9,954	9,472	1.24%
RXB Holdings, Inc.
Healthcare Services	First lien (2)	6.61% (L + 4.50%/S)	7/28/2021	12/20/2027	9,875	9,854	9,381	1.23%
CoreTrust Purchasing Group LLC
Business Services	First lien	9.78% (SOFR + 6.75%/M)	9/30/2022	10/1/2029	9,196	9,058	9,058	1.18%
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(3)	9.17% (L + 5.50%/Q)	8/2/2021	8/2/2028	7,405	7,341	7,214
	First lien (3)(4) - Drawn	9.17% (L + 5.50%/Q)	8/2/2021	8/2/2028	651	645	634
					8,056	7,986	7,848	1.03%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(3)	8.62% (L + 5.50%/M)	8/12/2021	8/13/2026	7,212	7,155	7,125
	First lien (3)(4) - Drawn	8.62% (L + 5.50%/M)	4/11/2022	8/13/2026	666	660	658
					7,878	7,815	7,783	1.02%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(3)	9.98% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	6,365	6,325	6,359
	First lien (3)	9.98% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	1,059	1,055	1,058
	First lien (3)(4) - Drawn	9.76% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	263	259	262
					7,687	7,639	7,679	1.00%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)(3)	8.28% (L + 6.00%/Q)	3/1/2021	3/1/2028	7,401	7,310	7,390	0.97%
OEConnection LLC
Business Services	Second Lien (2)(3)	10.05% (L + 7.00%/M)	12/17/2021	9/25/2027	7,360	7,295	7,139	0.93%
Maverick Bidco Inc.
Software	Second Lien (3)	9.56% (L + 6.75%/Q)	4/29/2021	5/18/2029	6,800	6,783	6,712	0.88%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	8.81% (L + 6.00%/Q)	3/13/2020	2/6/2026	5,388	5,371	5,387
	First lien (2)(3)	11.67% (L + 8.00%/Q)	10/15/2020	8/6/2026	970	963	970
					6,358	6,334	6,357	0.83%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3)	8.06% (L + 5.50%/M)	2/20/2020	2/20/2026	6,166	6,147	6,166	0.81%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(3)	8.37% (L + 5.25%/M)	12/29/2021	12/29/2028	5,186	5,139	5,131
	First lien (3)(4) - Drawn	8.37% (L + 5.25%/M)	12/29/2021	12/29/2028	776	769	768
					5,962	5,908	5,899	0.77%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(3)	7.08% (L + 5.25%/S)	6/30/2021	6/29/2027	$4,966	$4,925	$4,926
	First lien (3)(4) - Drawn	8.60% (L + 5.25%/S)	6/30/2021	6/29/2027	933	924	925
					5,899	5,849	5,851	0.76%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(3)	10.92% (L + 5.25% + 2.00% PIK/Q)*	7/19/2021	7/19/2027	5,392	5,342	5,029
	First lien (3)(4) - Drawn	10.37% (L + 5.25% + 2.00% PIK/M)*	7/19/2021	7/19/2026	593	587	553
					5,985	5,929	5,582	0.73%
KPSKY Acquisition Inc.
Industrial Services	First lien (2)(3)	8.58% (L + 5.50%/M)	10/19/2021	10/19/2028	4,393	4,354	4,339
	First lien (3)	10.75% (P + 4.50%/Q)	10/19/2021	10/19/2028	505	500	498
	First lien (3)(4) - Drawn	10.75% (P + 4.50%/Q)	6/17/2022	10/19/2028	93	92	92
					4,991	4,946	4,929	0.64%
eResearchTechnology, Inc.
Healthcare Services	First lien (2)	7.62% (L + 4.50%/M)	1/8/2021	2/4/2027	4,924	4,924	4,605	0.60%
Community Brands ParentCo, LLC
Software	First lien (2)(3)	8.88% (SOFR + 5.75%/M)	2/24/2022	2/24/2028	4,668	4,625	4,593	0.60%
Safety Borrower Holdings LLC
Information Services	First lien (2)(3)	8.81% (L + 5.25%/Q)	9/1/2021	9/1/2027	3,715	3,700	3,655
	First lien (3)	8.81% (L + 5.25%/Q)	9/1/2021	9/1/2027	830	826	816
	First lien (3)(4) - Drawn	10.50% (P + 4.25%/Q)	9/1/2021	9/1/2027	83	83	82
					4,628	4,609	4,553	0.59%
Convey Health Solutions, Inc.**
Healthcare Services	First lien (2)(3)	7.87% (L + 4.75%/M)	2/1/2022	9/4/2026	4,544	4,485	4,469	0.58%
TigerConnect, Inc.
Healthcare Services	First lien (2)(3)	9.98% (SOFR + 7.25%/Q)	2/16/2022	2/16/2028	4,223	4,184	4,180	0.55%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second Lien (2)(3)	9.74% (L + 6.75%/M)	5/12/2021	5/18/2029	4,222	4,204	4,070	0.53%
Appriss Health, LLC
Healthcare Information Technology	First lien (3)	9.93% (L + 7.25%/M)	5/6/2021	5/6/2027	4,057	4,025	4,057	0.53%
Affinipay Midco, LLC
Software	First lien (2)(3)	8.81% (SOFR + 5.75%/Q)	7/14/2022	6/9/2028	4,097	4,057	4,056	0.53%
USRP Holdings, Inc.
Federal Services	First lien (2)(3)	9.17% (L + 5.50%/Q)	7/22/2021	7/23/2027	3,661	3,630	3,542
	First lien (3)	9.17% (L + 5.50%/Q)	7/22/2021	7/23/2027	477	473	461
					4,138	4,103	4,003	0.52%
Sun Acquirer Corp.
Consumer Services	First lien (2)(3)	8.56% (L + 5.75%/Q)	9/8/2021	9/8/2028	2,597	2,577	2,571
	First lien (3)(4) - Drawn	8.57% (L + 5.75%/Q)	9/8/2021	9/8/2028	1,388	1,370	1,374
	First lien (3)(4) - Drawn	11.00% (P + 4.75%/Q)	9/8/2021	9/8/2027	44	44	43
					4,029	3,991	3,988	0.52%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Calabrio, Inc.
Software	First lien (3)	10.67% (L + 7.00%/Q)	4/16/2021	4/16/2027	$3,986	$3,962	$3,986	0.52%
STATS Intermediate Holdings, LLC**
Business Services	First lien (2)	8.19% (L + 5.25%/Q)	8/9/2021	7/10/2026	3,942	3,942	3,686	0.48%
Quartz Holding Company
Software	Second Lien (2)(3)	11.12% (L + 8.00%/M)	10/16/2020	4/2/2027	3,000	2,989	2,941	0.38%
IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (2)(3)	7.65% (SOFR + 6.00%/S)	5/11/2022	5/11/2029	2,886	2,859	2,858
	First lien (3)(4) - Drawn	8.72% (SOFR + 6.00%/Q)	5/11/2022	5/11/2028	41	41	41
					2,927	2,900	2,899	0.38%
Geo Parent Corporation
Business Services	First lien (2)(3)	8.37% (L + 5.25%/M)	5/29/2020	12/19/2025	2,924	2,852	2,874	0.38%
Barracuda Networks, Inc.
Business Services	First lien (2)	7.53% (SOFR + 4.50%/M)	5/17/2022	8/15/2029	3,000	2,955	2,829	0.37%
SpecialtyCare, Inc.
Healthcare Services	First lien (2)(3)	8.03% (L + 5.75%/Q)	6/18/2021	6/19/2028	2,868	2,831	2,783
	First lien (3)(4) - Drawn	8.23% (L + 5.75%/Q)	6/18/2021	6/19/2028	22	22	22
					2,890	2,853	2,805	0.37%
Bluefin Holding, LLC
Software	Second Lien (2)(3)	9.83% (L + 7.75%/S)	6/9/2020	9/3/2027	2,500	2,399	2,431	0.32%
Spring Education Group, Inc.
Education	First lien (2)	7.92% (L + 4.25%/Q)	3/23/2020	7/30/2025	2,435	2,022	2,322	0.29%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)	6.57% (L + 3.50%/M)	9/1/2022	8/28/2024	2,494	1,471	1,627	0.21%
Vectra Co.
Business Products	First lien (2)	6.37% (L + 3.25%/M)	3/26/2020	3/8/2025	1,369	1,239	1,164	0.15%
Virtusa Corporation
Software	Subordinated	7.13%/S	9/27/2022	12/15/2028	1,370	1,035	1,012	0.13%
YLG Holdings, Inc.
Business Services	First lien (3)(4) - Drawn	7.81% (L + 5.00%/Q)	10/22/2021	10/31/2025	744	736	730	0.10%
Total Funded Debt Investments - United States					$1,154,515	$1,142,417	$1,132,595	147.92%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(3)	8.68% (L + 6.00%/M)	10/1/2021	9/29/2028	$23,010	$22,806	$22,780	2.98%
Total Funded Debt Investments - Netherlands					$23,010	$22,806	$22,780	2.98%
Funded Debt Investments - United Kingdom
Trident Bidco Limited
Business Services	First lien (2)(3)	7.54% (SOFR + 5.25%/Q)	6/7/2022	6/7/2029	$10,669	$10,566	$10,543
	First lien (2)(3)	7.52% (SOFR + 5.25%/Q)	9/20/2022	6/7/2029	1,907	1,888	1,885
					12,576	12,454	12,428	1.62%
Total Funded Debt Investments - United Kingdom					$12,576	$12,454	$12,428	1.62%
Total Funded Debt Investments					$1,190,101	$1,177,677	$1,167,803	152.52%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Equity - United States
Pioneer Topco I, L.P.(6)
Software	Ordinary Shares (3)	—	11/1/2021	—	10	$—	$—	—%
Total Shares - United States						$—	$—	—%
Total Shares						—	—	—%
Total Funded Investments						$1,177,677	$1,167,803	152.52%
Unfunded Debt Investments - United States
Associations, Inc.
Consumer Services	First lien (3)(4) - Undrawn	—	7/2/2021	7/2/2027	$1,476	$(6)	$—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	395	(1)	—	—%
Appriss Health, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	5/6/2021	5/6/2027	271	(2)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	9/11/2020	9/30/2026	374	(3)	—	—%
Calabrio, Inc.
Software	First lien (3)(4) - Undrawn	—	4/16/2021	4/16/2027	480	(3)	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	3/12/2021	3/10/2023	262	—	—	—%
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	8/4/2020	8/4/2025	1,184	(15)	—	—%
IG Investments Holdings, LLC
Business Services	First lien (3)(4) - Undrawn	—	9/22/2021	9/22/2027	1,825	(15)	—	—%
Relativity ODA LLC
Software	First lien (3)(4) - Undrawn	—	5/12/2021	5/12/2027	1,061	(10)	—	—%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)(4) - Undrawn	—	5/2/2022	5/2/2024	2,481	—	—
	First lien (3)(4) - Undrawn	—	8/13/2021	10/4/2027	516	(1)	—
					2,997	(1)	—	—%
Granicus, Inc.
Software	First lien (3)(4) - Undrawn	—	4/23/2021	4/21/2023	911	—	—
	First lien (3)(4) - Undrawn	—	1/27/2021	1/29/2027	1,207	(7)	—
					2,118	(7)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(4) - Undrawn	—	2/20/2020	2/20/2026	701	(2)	—	—%
Safety Borrower Holdings LLC
Information Services	First lien (3)(4) - Undrawn	—	9/1/2021	9/1/2027	249	(1)	(4)	(0.00)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	3/1/2021	3/1/2023	3,265	—	(5)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/3/2020	7/3/2025	$1,202	$(9)	$(6)	(0.00)%
TigerConnect, Inc.
Healthcare Services	First lien (2)(3)(4) - Undrawn	—	2/16/2022	2/16/2023	174	—	(2)
	First lien (3)(4) - Undrawn	—	2/16/2022	2/16/2028	603	(5)	(6)
					777	(5)	(8)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2027	320	(3)	(3)
	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2023	529	—	(5)
					849	(3)	(8)	(0.00)%
KPSKY Acquisition Inc.
Industrial Services	First lien (3)(4) - Undrawn	—	6/17/2022	6/17/2024	655	—	(8)	(0.00)%
Bottomline Technologies, Inc.
Financial Services	First lien (3)(4) - Undrawn	—	5/12/2022	5/15/2028	844	(8)	(8)	(0.00)%
Affinipay Midco, LLC
Software	First lien (3)(4) - Undrawn	—	7/14/2022	6/10/2024	273	(3)	(3)
	First lien (3)(4) - Undrawn	—	7/14/2022	7/14/2024	574	—	(6)
					847	(3)	(9)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	11/26/2021	11/26/2024	514	(5)	(9)	(0.00)%
USRP Holdings, Inc.
Federal Services	First lien (3)(4) - Undrawn	—	7/22/2021	7/23/2027	288	(2)	(9)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	7/19/2021	7/19/2026	147	(2)	(10)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	5/11/2022	5/11/2028	302	(3)	(3)
	First lien (3)(4) - Undrawn	—	5/11/2022	5/13/2024	687	—	(7)
					989	(3)	(10)	(0.00)%
Infogain Corporation
Software	First lien (3)(4) - Undrawn	—	7/30/2021	7/30/2026	1,017	(8)	(10)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(4) - Undrawn	—	6/30/2021	6/29/2027	484	(4)	(4)
	First lien (3)(4) - Undrawn	—	6/30/2021	6/29/2023	763	—	(6)
					1,247	(4)	(10)	(0.00)%
GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	2/6/2020	5/22/2026	576	(4)	(5)
	First lien (3)(4) - Undrawn	—	10/7/2021	11/2/2022	800	(2)	(7)
					1,376	(6)	(12)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Community Brands ParentCo, LLC
Software	First lien (3)(4) - Undrawn	—	2/24/2022	2/24/2028	276	(2)	(4)
	First lien (3)(4) - Undrawn	—	2/24/2022	2/26/2024	552	—	(9)
					828	(2)	(13)	(0.00)%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	6/23/2022	6/24/2024	895	—	(7)
	First lien (3)(4) - Undrawn	—	6/23/2022	6/25/2029	895	(6)	(7)
					1,790	(6)	(14)	(0.00)%
SpecialtyCare, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	6/18/2021	6/18/2026	224	(3)	(7)
	First lien (3)(4) - Undrawn	—	6/18/2021	6/18/2023	246	—	(7)
					470	(3)	(14)	(0.00)%
DOCS, MSO, LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	6/1/2022	6/3/2024	4,044	—	(12)
	First lien (3)(4) - Undrawn	—	6/1/2022	6/1/2028	1,078	—	(3)
					5,122	—	(15)	(0.00)%
iCIMS, Inc.
Software	First lien (2)(3)(4) - Undrawn	—	8/17/2022	8/17/2024	5,216	—	—
	First lien (3)(4) - Undrawn	—	8/17/2022	8/18/2028	1,870	(16)	(16)
					7,086	(16)	(16)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	9/21/2021	9/27/2027	1,187	(12)	(19)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First lien (3)(4) - Undrawn	—	12/22/2021	12/22/2027	2,048	(15)	(20)	(0.00)%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	12/27/2021	5/24/2024	1,630	—	(20)	(0.00)%
Notorious Topco, LLC
Consumer Products	First lien (3)(4) - Undrawn	—	11/23/2021	5/24/2027	1,844	(12)	(14)
	First lien (3)(4) - Undrawn	—	11/23/2021	11/23/2023	1,229	—	(9)
					3,073	(12)	(23)	(0.00)%
GC Waves Holdings, Inc.
Financial Services	First lien (3)(4) - Undrawn	—	4/11/2022	4/11/2024	1,920	—	(23)	(0.00)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(4) - Undrawn	—	12/29/2021	12/29/2027	539	(5)	(6)
	First lien (3)(4) - Undrawn	—	12/29/2021	6/29/2023	1,918	—	(21)
					2,457	(5)	(27)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	7/1/2022	7/1/2024	$1,948	$—	$(19)
	First lien (3)(4) - Undrawn	—	12/20/2021	12/21/2027	973	(10)	(10)
					2,921	(10)	(29)	(0.01)%
OA Buyer, Inc.
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	12/20/2021	12/20/2028	3,041	(27)	(30)	(0.01)%
Project Essential Bidco, Inc.
Software	First lien (3)(4) - Undrawn	—	4/20/2021	4/20/2027	2,241	(15)	(31)	(0.01)%
Daxko Acquisition Corporation
Software	First lien (3)(4) - Undrawn	—	10/15/2021	10/16/2023	416	(2)	(12)
	First lien (3)(4) - Undrawn	—	10/15/2021	10/15/2027	783	(7)	(20)
					1,199	(9)	(32)	(0.01)%
CoreTrust Purchasing Group LLC
Business Services	First lien (4) - Undrawn	—	9/30/2022	9/30/2024	1,339	—	(20)
	First lien (4) - Undrawn	—	9/30/2022	10/1/2029	1,339	(20)	(20)
					2,678	(20)	(40)	(0.01)%
Foreside Financial Group, LLC
Business Services	First lien (3)(4) - Undrawn	—	5/26/2022	9/30/2027	977	(9)	(10)
	First lien (3)(4) - Undrawn	—	5/26/2022	5/26/2024	3,109	(1)	(31)
					4,086	(10)	(41)	(0.01)%
Businessolver.com, Inc.
Software	First lien (3)(4) - Undrawn	—	12/1/2021	12/1/2023	3,378	—	(47)	(0.01)%
Zone Climate Services, Inc.
Consumer Services	First lien (3)(4) - Undrawn	—	3/9/2022	3/9/2028	2,931	(29)	(47)	(0.01)%
Pioneer Topco I, L.P.(6)
Pioneer Buyer I, LLC
Software	First lien (3)(4) - Undrawn	—	11/1/2021	11/1/2027	2,045	(17)	(52)	(0.01)%
PDQ.com Corporation
Information Technology	First lien (3)(4) - Undrawn	—	9/1/2021	8/27/2027	2,206	(9)	(52)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(4) - Undrawn	—	10/15/2021	10/13/2023	577	(4)	(6)
	First lien (3)(4) - Undrawn	—	10/15/2021	10/15/2027	1,608	(16)	(17)
	First lien (3)(4) - Undrawn	—	6/24/2022	6/24/2024	2,942	—	(31)
					5,127	(20)	(54)	(0.01)%
CCBlue Bidco, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	12/20/2021	12/21/2023	2,973	—	(59)	(0.01)%
MRI Software LLC
Software	First lien (4) - Undrawn	—	1/31/2020	2/10/2026	780	(2)	(18)
	First lien (4) - Undrawn	—	2/11/2022	8/16/2023	1,968	(2)	(44)
					2,748	(4)	(62)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Therapy Brands Holdings LLC
Healthcare Information Technology	Second Lien (2)(3)(4) - Undrawn	—	5/12/2021	5/18/2023	$1,778	$—	$(64)	(0.01)%
ACI Group Holdings, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	8/2/2021	8/2/2027	787	(6)	(20)
	First lien (3)(4) - Undrawn	—	8/2/2021	8/2/2023	2,103	—	(54)
					2,890	(6)	(74)	(0.01)%
DECA Dental Holdings LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	8/26/2021	8/26/2027	719	(7)	(14)
	First lien (3)(4) - Undrawn	—	8/26/2021	8/28/2023	4,044	—	(78)
					4,763	(7)	(92)	(0.01)%
Diamondback Acquisition, Inc.
Software	First lien (3)(4) - Undrawn	—	9/13/2021	9/13/2023	4,237	—	(97)	(0.01)%
AAH Topco, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	12/22/2021	12/22/2027	1,413	(12)	(14)
	First lien (3)(4) - Undrawn	—	12/22/2021	12/22/2023	8,651	—	(87)
					10,064	(12)	(101)	(0.01)%
Thermostat Purchaser III, Inc.
Business Services	First lien (3)(4) - Undrawn	—	8/24/2021	8/31/2023	3,145	(2)	(107)	(0.01)%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	4/28/2021	4/27/2027	1,000	(4)	(18)
	First lien (3)(4) - Undrawn	—	12/1/2021	11/29/2023	5,068	(22)	(90)
					6,068	(26)	(108)	(0.01)%
YLG Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	10/22/2021	10/22/2023	5,689	—	(105)	(0.01)%
Allworth Financial Group, L.P.
Financial Services	First lien (3)(4) - Undrawn	—	1/20/2022	1/20/2024	1,971	—	(54)
	First lien (3)(4) - Undrawn	—	12/21/2020	12/23/2026	3,507	(26)	(96)
					5,478	(26)	(150)	(0.02)%
Total Unfunded Debt Investments - United States					$136,707	$(444)	$(1,804)	(0.24)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(4) - Undrawn	—	10/1/2021	10/1/2027	$1,726	$(14)	$(17)	0.00%
Total Unfunded Debt Investments - Netherlands					$1,726	$(14)	$(17)	0.00%
Total Unfunded Debt Investments					$138,433	$(458)	$(1,821)	(0.24)%
Total Non-Controlled/Non-Affiliated Investments						$1,177,219	$1,165,982	152.28%
Total Investments						$1,177,219	$1,165,982	152.28%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2022.
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
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2022, 4.37% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

	September 30, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	95.12%
Second lien	4.79%
Subordinated	0.09%
Equity and other	—%	(1)
Total investments	100.00%

(1)As of September 30, 2022, equity and other investments made up less than 0.01% of total investments.

September 30, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	36.55%
Business Services	15.07%
Healthcare Services	11.42%
Financial Services	8.28%
Consumer Services	7.72%
Healthcare Information Technology	5.83%
Information Technology	3.84%
Insurance Services	2.58%
Consumer Products	1.95%
Distribution & Logistics	1.54%
Education	1.52%
Packaging	1.43%
Specialty Chemicals & Materials	1.02%
Industrial Services	0.42%
Information Services	0.39%
Federal Services	0.34%
Business Products	0.10%
Total investments	100.00%

September 30, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	99.91%
Fixed rates	0.09%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
NMF SLF I, Inc.
September 30, 2022
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
NMF SLF I, Inc. (the "Company") is a Maryland corporation formed on January 23, 2019. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company conducted a private offering (the "Private Offering") of its common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any Private Offering, each investor will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with the Company. The Company commenced its loan origination and investment activities on the date it issued shares to persons not affiliated with the Investment Adviser, which occurred on February 18, 2020 (the "Initial Closing Date"). The Company may conduct subsequent closings at times during its investment period (the "Investment Period"), which commenced on the Initial Closing Date and shall initially continue until February 18, 2024, the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of the Company's outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the subscription agreement entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of September 30, 2022, the Company's top five industry concentrations were software, business services, healthcare services, financial services and consumer services.
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
The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Company's board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of ERISA ("Benefit Plan Investors"), hold 25% or more of the Company's outstanding shares, and (ii) the Company's shares are not listed on a national securities exchange, an unaffiliated third-party ("Sub-Administrator") has been engaged to independently value the Company's investments, in consultation with the Investment Adviser. The Company's quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator, are set forth in more detail below:
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2022 and December 31, 2021.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2022, the Company recognized PIK interest from investments of $1,039 and $2,727, respectively. For the three and six months ended September 30, 2021, the Company recognized PIK interest from investments of $427 and $754, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2022 and December 31, 2021, no investments were on non-accrual status.
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
The Company has adopted a dividend reinvestment plan, as amended from time to time (the "DRIP"), that provides for reinvestment of any distributions declared on behalf of its stockholders, unless a stockholder elects to receive cash.
The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. On August 16, 2022, the board of directors amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the three and nine months ended September 30, 2022, the Company has issued 3,022,333 and 6,010,548 shares through the DRIP, respectively. For the three and nine months ended September 30, 2021, the Company issued 989,490 and 1,829,609 shares through the DRIP.
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

Note 3. Investments
At September 30, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,118,598	$1,109,072
Second lien	57,585	55,897
Subordinated	1,036	1,013
Equity and other(1)	—	—
Total investments	$1,177,219	$1,165,982

(1)As of September 30, 2022, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$427,649	$426,289
Business Services	178,334	175,676
Healthcare Services	135,718	133,141
Financial Services	98,064	96,542
Consumer Services	90,283	90,019
Healthcare Information Technology	68,513	67,962
Information Technology	45,257	44,750
Insurance Services	30,253	30,067
Consumer Products	22,774	22,750
Distribution & Logistics	18,688	17,942
Education	17,843	17,667
Packaging	16,689	16,620
Specialty Chemicals & Materials	12,260	11,929
Industrial Services	4,946	4,921
Information Services	4,608	4,549
Federal Services	4,101	3,994
Business Products	1,239	1,164
Total investments	$1,177,219	$1,165,982

At December 31, 2021, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,003,566	$1,012,256
Second lien	57,381	57,832
Equity and other(1)	—	—
Total investments	$1,060,947	$1,070,088

(1)As of December 31, 2021, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$401,958	$407,135
Healthcare Services	137,728	140,008
Business Services	132,760	133,534
Financial Services	73,145	73,401
Healthcare Information Technology	64,061	64,020
Insurance Services	50,856	51,248
Consumer Services	51,511	51,152
Information Technology	45,391	45,378
Education	26,318	26,908
Consumer Products	21,402	21,376
Distribution & Logistics	17,555	17,588
Specialty Chemicals & Materials	12,297	12,322
Packaging	12,264	12,211
Industrial Services	4,634	4,630
Federal Services	4,132	4,129
Information Services	3,722	3,717
Business Products	1,213	1,331
Total investments	$1,060,947	$1,070,088
As of September 30, 2022, the Company had unfunded commitments on revolving credit facilities of $54,346 and no unfunded commitments on bridge facilities. As of September 30, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $84,087. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2022.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of September 30, 2022:

	Total	Level I	Level II	Level III
First lien	$1,109,072	$—	$66,748	$1,042,324
Second lien	55,897	—	13,204	42,693
Subordinated	1,013	—	1,012	1
Equity and other(1)	—	—	—	—
Total investments	$1,165,982	$—	$80,964	$1,085,018

(1)As of September 30, 2022, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,012,256	$—	$145,154	$867,102
Second lien	57,832	—	21,023	36,809
Equity and other(1)	—	—	—	—
Total investments	$1,070,088	$—	$166,177	$903,911

(1)As of December 31, 2021, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2022 (1)	$1,081,190	$1,037,289	$43,901	$—	$—
Total gains or losses included in earnings:
Net realized losses on investments	(119)	(119)	—	—	—
Net change in unrealized (depreciation) appreciation	(5,639)	(5,129)	(510)	—	—
Purchases, including capitalized PIK and revolver fundings	75,252	70,104	5,147	1	—
Proceeds from sales and paydowns of investments	(66,085)	(57,315)	(8,770)	—	—
Transfers into Level III (2)	21,522	18,597	2,925	—	—
Transfers out of Level III (2)	(21,103)	(21,103)	—	—	—
Fair value, September 30, 2022 (1)	$1,085,018	$1,042,324	$42,693	$1	$—
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(5,807)	$(5,132)	$(675)	$—	$—

(1)As of June 30, 2022 and September 30, 2022, fair value of equity and other investments was less than $1 thousand.
(2)As of September 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2021 (1)	$903,911	$867,102	$36,809	$—	$—
Total gains or losses included in earnings:
Net realized losses on investments	(726)	(726)	—	—	—
Net change in unrealized (depreciation) appreciation	(9,255)	(7,921)	(1,334)	—	—
Purchases, including capitalized PIK and revolver fundings	278,068	268,567	9,500	1	—
Proceeds from sales and paydowns of investments	(141,478)	(132,708)	(8,770)	—	—
Transfers into Level III (2)	54,498	48,010	6,488	—	—
Fair value, September 30, 2022 (1)	$1,085,018	$1,042,324	$42,693	$1	$—
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(9,850)	$(8,342)	$(1,508)	$—	$—

(1)As of December 31, 2021 and September 30, 2022, fair value of equity and other investments was less than $1 thousand.
(2)As of September 30, 2022, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2021, as well as the portion of appreciation included in income attributable to unrealized appreciation related to those assets and liabilities still held by the Company at September 30, 2021:

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
Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the three and nine months ended September 30, 2022 and September 30, 2021. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2022 and December 31, 2021, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2022 and December 31, 2021, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2022 were as follows:

				Range
Type	Fair Value as of September 30, 2022	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$971,779	Market & income approach	EBITDA multiple	7.0x	70.0x	18.5x
			Revenue multiple	4.0x	19.5x	9.6x
			Discount rate	9.0%	27.9%	10.8%
	9,381	Market quote	Broker quote	N/A	N/A	N/A
	61,164	Other	N/A (1)	N/A	N/A	N/A
Second lien	42,693	Market & income approach	EBITDA multiple	14.5x	33.0x	19.1x
			Discount rate	11.0%	12.8%	11.6%
Subordinated	1	Market & income approach	EBITDA multiple	19.0x	24.5x	21.8x
			Discount rate	14.1%	14.1%	14.1%
Equity and other (2)	—	Market & income approach	Revenue multiple	10.5x	11.5x	11.0x
	$1,085,018

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
(2)As of September 30, 2022, fair value of equity and other investments was less than $1 thousand.

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
The Wells Credit Facility (as defined below) is considered Level III. See Note 6. Borrowings for details.
The following are the principal amount and fair value of the Company’s debt obligation as of September 30, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	September 30, 2022
	Principal Amount	Fair Value
Wells Credit Facility	$401,000	$395,178
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
Pursuant to the Investment Management Agreement, as amended on December 13, 2020, during the Company's investment period (the "Investment Period"), which commenced on February 18, 2020 (the "Initial Closing Date") and shall initially continue until the 48-month anniversary of the Initial Closing Date, the base management fee is calculated at an annual blended rate with respect to the Company's Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.70% in the case of Assets Invested equal to or less than $500,000, and (ii) 0.60% in the case of Assets Invested of greater than $500,000, subject, in each case, to the adjustments in the manner set forth in the Investment Management Agreement, as amended. Specifically, the quarterly fee percentage will be subject to reduction throughout the Investment Period with respect to target Assets Invested in the manner set forth in the Investment Management Agreement, as amended. For the avoidance of doubt, the management fee paid at the end of any quarterly period shall be calculated based on the lower of the actual Assets Invested as of the end of any quarter and the target Assets Invested for that quarter. Under the Investment Management Agreement, "Assets Invested" meant, as of the end of each quarterly period, the sum of the Company's (i) drawn Capital Commitments, and (ii) outstanding principal on borrowings. The base management fee will be payable quarterly in arrears.
Pursuant to the Second Amended and Restated Investment Management Agreement (the "Second A&R Investment Management Agreement), effective September 26, 2022, the management fee shall be calculated at the blended rate until such time that the Company has $1.0 billion of Assets Invested (as modified by the Second A&R Investment Management Agreement). Upon such time, the Management Fee shall be calculated at the Blended Rate, as defined in the Second A&R Investment Management Agreement, and for the avoidance of doubt, based on the greater of the actual Assets Invested as of the end of any quarter and target Assets Invested for the quarter. The Second A&R Investment Management Agreement modified the definition of "Assets Invested" to mean that as of the end of each quarterly period, the sum of the Company's (i) drawn capital commitments, (ii) the aggregate dollar amount of distributions declared to stockholders from net investment income as of the latest declaration date of any such distribution, less any amounts of such distribution received in cash by stockholders, and (iii) outstanding principal on borrowings.

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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit the Company to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions. As the Company's assets are treated as "plan assets" under ERISA, the Company will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and the Company's respective future investments are at the same level of such issuer's capital structure; provided, that in no event will the Company co-invest with any other fund or entity in contravention of the 1940 Act.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in the Company's existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC's Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company filed an application to amend its existing Exemptive Order on May 24, 2022, as amended on June 22, 2022.
On August 30, 2022, New Mountain Finance Corporation and certain of its affiliates, including the Company, received an Order from the SEC which amended its existing Exemptive Order to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$4,650	$1,155	$9,609	$2,672
Non-usage fee	$56	$178	$254	$294
Amortization of financing costs	$223	$186	$663	$454
Weighted average interest rate	4.5%	2.1%	3.3%	2.1%
Effective interest rate	4.8%	2.9%	3.7%	2.8%
Average debt outstanding	$405,120	$208,511	$381,976	$166,271
As of September 30, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $401,000 and $318,000, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
For the three months ended September 30, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Subscription Line were $0, $25 and $53, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the three months ended September 30, 2021 were 0.0% and 0.0%, respectively. For the nine months ended September 30, 2021, interest expense, non-usage costs and amortization of financing costs incurred on the Wells Subscription Line were $61, $68 and $157, respectively. The weighted average interest rate and effective interest rate on the Wells Subscription Line for the nine months ended September 30, 2021 were 1.6% and 7.6%, respectively.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2022, the Company had unfunded commitments on revolving credit facilities of $54,346, no outstanding bridge financing commitments, and other future funding commitments of $84,087. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $50,005, no outstanding bridge financing commitments, and other future funding commitments of $136,513. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2022 and December 31, 2021.
The Company also had revolving borrowings available under the Wells Credit Facility as of September 30, 2022 and December 31, 2021. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2022 and December 31, 2021, the Company had commitment letters to purchase investments in the aggregate par amount of $36,868 and $25,400, respectively, which could require funding in the future.
COVID-19 Developments
The Company's operating results and portfolio companies may be negatively impacted by the ongoing COVID-19 pandemic. The Company has have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including new variants of COVID-19, on all aspects of the Company's business, including how it will impact the

Company's portfolio companies, employees, due diligence, and the financial markets. Any effects of the COVID-19 pandemic will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

The extent of the impact of the COVID-19 pandemic on the financial performance of the Company's current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of the Company's portfolio investments and the Company's financial condition.

While general economic conditions have improved since the beginning of the COVID-19 pandemic, the Company continues to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience downturns, and the Company anticipates its business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

For additional discussion on our portfolio companies, see Item 2—Monitoring of Portfolio Investments.
Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at $0.001 per share par value.
There were no shares of common stock issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022.
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021.

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
August 16, 2021	August 30, 2021	14,094,707	$151,800
The following table reflects the distributions declared on the Company's common stock for the nine months ended September 30, 2022.

Date Declared	Record Date	Payment Date	Per Share Amount
March 29, 2022	March 30, 2022	July 20, 2022	$0.2200
June 27, 2022	June 29, 2022	July 20, 2022	0.2338
September 28, 2022	September 29, 2022	January 20, 2023	0.2530
			$0.7068
The following table reflects the distributions declared on the Company's common stock for the nine months ended September 30, 2021.

Date Declared	Record Date	Payment Date	Per Share Amount
March 26, 2021	March 30, 2021	April 13, 2021	$0.2557
June 25, 2021	June 29, 2021	July 13, 2021	0.2945
September 28, 2021	September 29, 2021	January 13, 2022	0.2845
			$0.8347

Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$10,933	$9,503	$32,197	$26,582
Denominator for basic & diluted weighted average share:	73,125,855	42,251,397	71,404,519	38,116,661
Basic & diluted earnings per share:	$0.15	$0.22	$0.45	$0.70

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2022 and September 30, 2021.

	Nine Months Ended
	September 30, 2022	September 30, 2021
Per share data: (1)
Net asset value, December 31, 2021 and December 31, 2020, respectively	$10.63	$10.85
Net investment income	0.72	0.90
Net realized and unrealized losses (2)	(0.26)	(0.25)
Net increase in net assets resulting from operations	0.46	0.65
Distributions declared to stockholders from net investment income	(0.71)	(0.83)
Net asset value, September 30, 2022 and September 30, 2021, respectively	$10.38	$10.67
Total return (3)	4.39%	6.22%
Shares outstanding at end of period	73,750,032	51,572,662
Average weighted shares outstanding for the period	71,404,519	38,116,661
Average net assets for the period	$754,946	$412,490
Ratio to average net assets:
Net investment income (4)	9.09%	11.08%
Total expenses (4)	3.09%	2.61%

Average debt outstanding — Wells Subscription Line	N/A	$5,011
Average debt outstanding — Wells Credit Facility	$381,976	$166,271
Asset coverage ratio	290.94%	289.80%
Portfolio turnover	13.98%	23.08%

Capital Commitments	$690,000	$690,000
Funded Capital Commitments	$690,000	$517,500
% of Capital Commitments funded	100.00%	75.00%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which are based on actual rate per share).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the nine months ended September 30, 2022 and September 30, 2021 were $0.01 and $(0.05) per share, respectively.
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
Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended September 30, 2022 or September 30, 2021.
In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are

“readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our board of directors has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 13. Subsequent Events
On November 7, 2022, the Company’s board of directors appointed John R. Kline as the Chief Executive Officer of the Company, effective January 1, 2023, in addition to continuing in his role as President and as Chairman of the board of directors. Mr. Kline joined New Mountain in 2008 and has been a senior executive within New Mountain Capital's credit effort since its inception that year. Also on November 7, 2022, the Company’s board of directors received and accepted the resignation of Robert A. Hamwee as Chief Executive Officer, to become effective January 1, 2023. Mr. Hamwee will continue to serve as a senior member of the Investment Committee of the Company’s Investment Adviser and as a Managing Director of
New Mountain Capital. The Company’s Investment Adviser believes that its management team, with the overall support of
New Mountain Capital’s team of 215 professionals, is adequately staffed to support the Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiary (the "Company"), including the consolidated schedule of investments, as of September 30, 2022, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2022 and 2021, the consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 14, 2022

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
We conducted a private offering (the "Private Offering") of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any private offering, each investor in the Private Offering will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We commenced our loan origination and investment activities on the date we issued shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"), which occurred on February 18, 2020 (the "Initial Closing Date"). We may conduct subsequent closings at times during our investment period (the "Investment Period"), which commenced on the Initial Closing Date and shall initially continue until February 18, 2024, the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of our outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be required to make capital contributions to purchase our common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the Subscription Agreement entered into with each investor, we shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of our then outstanding common stock.
On December 9, 2020, we established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary whose assets are used to secure SLF I SPV's credit facility.
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of September 30, 2022, our top five industry concentrations were software, business services, healthcare services, financial services and consumer services.
As of September 30, 2022, our net assets were approximately $765.7 million and our portfolio had a fair value of approximately $1,166.0 million in 90 portfolio companies.
Recent Developments
On November 7, 2022, our board of directors appointed John R. Kline as the Chief Executive Officer, effective
January 1, 2023, in addition to continuing in his role as President and as Chairman of the board of directors. Mr. Kline joined
New Mountain in 2008 and has been a senior executive within New Mountain Capital's credit effort since its inception that year. Also on November 7, 2022, our board of directors received and accepted the resignation of Robert A. Hamwee as Chief
Executive Officer, to become effective January 1, 2023. Mr. Hamwee will continue to serve as a senior member of the
Investment Committee of our Investment Adviser and as a Managing Director of New Mountain Capital. Our Investment
Adviser believes that its management team, with the overall support of New Mountain Capital’s team of 215 professionals, is adequately staffed to support us
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2022.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2022.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2022, we recognized PIK interest from investments of approximately $1.0 million and $2.7 million, respectively. For the three and nine months ended September 30, 2021, we recognized PIK interest from investments of approximately $0.5 million and $0.8 million, respectively
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2022 and December 31, 2021, no investments were on non-accrual status.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of September 30, 2022:

(in millions)	As of September 30, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	20.7	1.8%	20.0	1.7%
Green	1,156.5	98.2%	1,146.0	98.3%
	$1,177.2	100.0%	$1,166.0	100.0%
As of September 30, 2022, all investments in our portfolio had a Green Risk Rating with the exception of four portfolio companies that had a Yellow Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,166.0 million in 90 portfolio companies at September 30, 2022 and approximately $1,070.1 million in 87 portfolio companies at December 31, 2021.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended
(in millions)	September 30, 2022	September 30, 2021
New investments in 51 and 54 portfolio companies	$260.2	$470.1
Debt repayments in existing portfolio companies	(101.9)	(125.0)
Sales of securities in 9 and 1 companies	(53.8)	(0.6)
Change in unrealized appreciation on 18 and 16 portfolio companies	1.3	1.6
Change in unrealized depreciation on 84 and 68 portfolio companies	(21.7)	(9.3)
Recent Accounting Standards Updates
See Item 1.—Financial Information—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2022 and September 30, 2021
Revenue

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Total interest income	$25,473	$15,110
Fee income	942	2,861
Total investment income	$26,415	$17,971
Our total investment income increased by approximately $8.4 million, or 47%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. For the three months ended September 30, 2022, total investment income of approximately $26.4 million consisted of approximately $22.9 million in cash interest from investments, approximately $1.0 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $1.6 million, and approximately $0.9 million in fee income. The increase in total interest income of approximately $10.3 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily attributable to larger invested balances, driven by the proceeds from drawdowns on Capital Commitments and drawn balances on the Wells Credit Facility (as defined below). Fee income during the three months ended September 30, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 10 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Management fee	$1,887	$1,272
Interest and other financing expenses	4,940	1,608
Professional fees	232	173
Administrative expenses	263	182
Other general and administrative expenses	74	70
Net expenses	$7,396	$3,305
Our total net operating expenses increased by approximately $4.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Our management fee increased by $0.6 million, which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $3.3 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to higher drawn balances on the Wells Credit Facility (as defined below) and higher interest rates.
Administrative expenses increased by approximately $0.1 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Professional fees increased by approximately $0.1 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to increased audit and legal fees. Other general and administrative expenses for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 remained flat.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Net realized (losses) gains on investments	$(138)	$65
Net change in unrealized depreciation of investments	(7,948)	(5,228)
Net realized and unrealized losses	$(8,086)	$(5,163)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $8.1 million for the three months ended September 30, 2022 as compared to the net realized gains and unrealized depreciation resulting in a net loss of approximately $5.2 million for the three months ended September 30, 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period. The net loss for the three months ended June 30, 2021 was primarily driven by the early repayment of 9 of our investments during the period which we purchased with large discounts.
Results of Operations for the Nine Months Ended September 30, 2022 and September 30, 2021
Revenue

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Total interest income	64,964	37,377
Fee income	3,822	4,860
Total investment income	$68,786	$42,237
Our total investment income increased by approximately $26.5 million, or 63%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, total investment income of approximately $68.8 million consisted of approximately $58.5 million in cash interest from investments, approximately $2.7 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $3.8 million, and approximately $3.8 million in fee income. The increase in total interest income of approximately $27.6 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily attributable to larger invested balances, driven by the proceeds from drawdowns on Capital Commitments and drawn balances on the Wells Credit Facility (as defined below) and higher interest rates. Fee income during the nine months ended September 30, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 33 different portfolio companies.
Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Management fee	5,137	3,158
Interest and other financing expenses	10,557	3,738
Professional fees	779	480
Administrative expenses	777	446
Other general and administrative expenses	221	211
Organizational expenses	—	18
Net expenses before income taxes	17,471	8,051
Income tax expense	—	3
Net expenses	$17,471	$8,054
Our total net operating expenses increased by approximately $9.4 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Our management fee increased by $2.0 million, which was attributable to larger managed and invested capital balances.

Interest and other financing expenses increased by approximately $6.8 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to higher drawn balances on the Wells Credit Facility (as defined below) and higher interest rates.
Administrative expenses increased by approximately $0.3 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Professional fees increased by approximately $0.3 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to increased audit and legal fees. Other general and administrative expenses for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 remained flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Net realized gains on investments	$1,260	$65
Net change in unrealized depreciation of investments	(20,378)	(7,666)
Net realized and unrealized losses	$(19,118)	$(7,601)
Our net realized gains and unrealized depreciation resulted in a net loss of approximately $19.1 million for the nine months ended September 30, 2022 as compared to the net realized gains and unrealized depreciation of approximately $7.6 million for the nine months ended September 30, 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period. The net loss for the nine months ended September 30, 2021 was primarily driven by the early repayment of 20 of our investments during the period.
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
The Investment Adviser, as the initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2022, our asset coverage ratio was 290.94%.
On January 27, 2020, we entered into Subscription Agreements with several investors providing for the private placement of shares of common stock.
On September 30, 2022 and December 31, 2021, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2022	December 31, 2021
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At September 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $17.1 million and $21.4 million, respectively. Our cash used in operating activities for the nine months ended September 30, 2022 and

September 30, 2021, were approximately $87.3 million and $337.8 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2022 and December 31, 2021, we had outstanding commitments to third parties to fund investments totaling $138.4 million and $186.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2022 and December 31, 2021, we had commitment letters to purchase investments in the aggregate par amount of $36.9 million and $25.4 million, respectively, which could require funding in the future. As of September 30, 2022 and December 31, 2021, we had not entered into any bridge financing commitments which could require funding in the future.
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
As of September 30, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $401.0 million and $318.0 million, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2022 and September 30, 2021.
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
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Subscription Line for the three and nine months ended September 30, 2021.
Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$401.0	$—	$—	$401.0	$—

(1)Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($401.0 million as of September 30, 2022) must be repaid on or before December 23, 2025. As of September 30, 2022, there was approximately $49.0 million of possible capacity remaining under the Wells Credit Facility. See "— Borrowings", for material details on the Wells Credit Facility.
We have entered into the investment management agreement (the "Investment Management Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay a management fee for these services.
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
Distributions and Dividends
Distributions declared for the nine months ended September 30, 2022 and September 30, 2021 totaled approximately $50.8 million and $34.5 million, respectively.
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
We maintain an "opt out" dividend reinvestment plan, as amended from time to time (the "DRIP"), on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. On August 16, 2022, the board of directors amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the nine months ended September 30, 2022 and September 30, 2021, we have issued 6,010,548 and 1,829,609 shares through the DRIP, respectively. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies for additional details regarding our dividend reinvestment plan.

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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to co-invest in existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions. As our assets are treated as "plan assets" under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective future investments are at the same level of such issuer's capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks had reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. However, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018. Since then, the Federal Reserve has raised rates by an additional 3.50%, most recently by 0.75% in November 2022, and indicated that it would consider future rate hikes if inflation does not slow. During the nine months ended September 30, 2022, certain of the loans held in our portfolio had floating LIBOR or Secured Overnight Financing Rate ("SOFR") interest rates. As of September 30, 2022, 99.9% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and 0.1% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and are currently paid based on floating LIBOR or SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facility. For our floating rate revolving credit facility, we use the outstanding balance as of September 30, 2022. Interest expense on our floating rate revolving credit facility is calculated using the interest rate as of September 30, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR or SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(2.23)%
Base Interest Rate	—%
+100 Basis Points	8.97%
+200 Basis Points	18.06%
+300 Basis Points	27.15%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc and its consolidated subsidiaries.

Item 1.    Legal Proceedings
We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2022. From time to time, we or our consolidated subsidiary be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2022 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.
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
Item 5. Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1	Form of Articles of Amendment and Restatement(1)
3.2	Form of Bylaws(1)
4.1	Form of Subscription Agreement(1)
10.1	Second Amended and Restated Investment Advisory and Management Agreement, dated as of September 26, 2022, by and between NMF SLF I, Inc. and New Mountain Finance Advisers BDC, L.L.C.(2)
10.2	Amended and Restated Dividend Reinvestment Plan of NMF SLF I, Inc., effective as of September 18, 2022 (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)Previously filed in connection with NMF Senior Loan Fund I, Inc.'s (now known as NMF SLF I, Inc.) registration statement on Form 10 (File No. 000-56123) filed on November 22, 2019.
(2)Previously filed in connection with NMF SLF I, Inc.'s report of Form 8-K filed on September 29, 2022.
(3)Previously filed in connection with NMF SLF I, Inc.'s report of Form 8-K filed on August 19, 2022.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2022.

NMF SLF I, Inc.
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)
By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)