Form 10-K
period 2022-12-31
NMF SLF I, Inc.
filed 2023-03-13
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of March 13, 2023 was 77,633,532. As of June 30, 2022, there was no established public market for the registrant's common stock.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

PART I
Item 1.    Business.
NMF SLF I, Inc. (the "Company","we", "us" or "our") was formed on January 23, 2019 as a corporation under the laws of the State of Maryland under our former name NMF Senior Loan Fund I, Inc. In January 2020, we changed our name to NMF SLF I, Inc. We are a non-diversified management investment company that, in January 2020, elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). With the filing of our tax return for the year ended December 31, 2020, we have elected to be treated with, and intend to comply with the requirements to continue to qualify annually, for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
NMF SLF I SPV, L.L.C. ("SLF I SPV"), our wholly-owned direct subsidiary, was formed on December 9, 2020 in Delaware as a limited liability company whose assets are used to secure SLF I SPV's credit facility. NMF SLF I Opportunistic SPV, L.L.C., our wholly-owned direct subsidiary, was formed on October 6, 2022 in Delaware as a limited liability company.
During any time that our underlying assets are considered for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Section 4975 of the Code, to be assets of employee benefit plans and other plans that purchase our shares, our investments and the activities of our investment adviser will be subject to and, in certain cases, limited by, such laws. Accordingly, all investors should carefully read "— ERISA Considerations" in this Annual Report on Form 10-K.
New Mountain Finance Advisers BDC, L.L.C.
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a six member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $6.5 million in aggregate by issuer. For additional information on the Investment Committee, see "Investment Committee".
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
Because (i) "benefit plan investors", as defined in Section 3(42) of ERISA, and any regulations promulgated thereunder ("Benefit Plan Investors"), hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, an unaffiliated third-party (the "Sub-Administrator") has been engaged to independently value our investments, in consultation with the Investment Adviser. In accordance with the 1940 Act, the fair value of our investments is ultimately determined by the board of directors (the "Board"). In addition, our Administrator is not entitled to reimbursement for our allocable portion of the compensation of, or other expenses pertaining to, any personnel employed by the Administrator or any of its affiliates that may perform services for us, including our chief financial officer, chief compliance officer and their respective staffs. The Administrator is also not entitled to reimbursement for our allocable portion of its overhead expenses. In the event (i) Benefit Plan Investors do not hold 25% or more of our outstanding shares, or (ii) our shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs.
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
Investment Objective and Portfolio
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, our investments may also include equity interest. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of December 31, 2022, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services. At December 31, 2022, our portfolio consisted of 95 portfolio companies and was invested 95.0% in first lien loans, 4.9% in second lien loans. 0.1% in subordinated debt,     and 0.0% in equity and other, as measured at fair value versus 87 portfolio companies invested 94.6% in first lien loans and 5.4% in second lien loans, as measured at fair value at December 31, 2021.
The fair value of our investments, as determined in good faith by the Board, was approximately $1,173.4 million at December 31, 2022 and approximately $1,070.1 million at December 31, 2021.
The following table shows our portfolio and investment activity for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
(in millions)	2022	2021
New investments in 60 and 78 portfolio companies, respectively	$310.4	$803.1
Debt repayments in existing portfolio companies	(141.1)	(201.6)
Sales of securities in 9 and 3 portfolio companies, respectively	(53.8)	(4.5)
Change in unrealized appreciation on 17 and 20 portfolio companies, respectively	1.0	1.6
Change in unrealized depreciation on 90 and 86 portfolio companies, respectively	(28.0)	(11.6)

The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2022, calculated as a percentage of fair value as of December 31, 2022:

December 31, 2022
Portfolio Company	Percent of Total Investments at Fair Value
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)	2.6%
Higginbotham Insurance Agency, Inc.	2.6%
GS Acquisitionco, Inc.	2.5%
Pye-Barker Fire & Safety, LLC	2.5%
Zone Climate Services, Inc.	2.5%
Associations, Inc.	2.2%
Diligent Corporation	2.2%
Apptio, Inc.	2.1%
OA Buyer, Inc.	2.1%
iCIMS, Inc.	2.1%
Total	23.4%

December 31, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	40.6%
Business Services	22.1%
Healthcare	16.8%
Financial Services	7.6%
Consumer Services	3.2%
Consumer Products	1.9%
Information Technology	1.9%
Distribution & Logistics	1.9%
Education	1.5%
Packaging	1.4%
Total	98.9%
Certain Limitations on Investments
Our underlying assets are considered for purposes of ERISA and Section 4975 of the Code to be assets of certain employee benefit plans and other plans that purchase shares ("ERISA Plans"). Under such circumstances, our investments and the activities of the Investment Adviser are subject to and, in certain cases, limited by, such laws. Accordingly, all investors should carefully read "— ERISA Considerations" in this Annual Report on Form 10-K.
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
Investment Committee
The Investment Adviser is managed by a six member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $6.5 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein, Laura C. Holson and John R. Kline. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Kyle Peterson served on the Investment Committee from August 2021 to July 2022. Beginning in August 2022, A. Joe Delgado was appointed to the Investment Committee for a one year term. Effective January 1, 2023, Laura C. Holson joined the Investment Committee as a new permanent member. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $6.5 million may be approved by our chief executive officer and our president. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and investment opportunities are also reviewed on a regular basis. The members of our investment team are encouraged to share information and views on credits with the Investment Committee early in their analysis. This process improves the quality of the analysis and allows the deal team members to work more efficiently.
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
First lien loans, second lien loans, and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate, and may contain prepayment penalties. First lien loans are secured by a first priority security interest in all existing and future assets of the borrower. Second lien loans are secured by a second priority security interest. Our loans and bonds may include payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity. Our first lien loans may include traditional first lien senior secured loans or unitranche loans. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity
In addition, from time to time we may also enter into revolving credit facilities, bridge financing commitments, delayed draw commitments or other commitments which can result in providing future financing to a portfolio company. When we make a debt investment, we may be granted equity in the portfolio company in the same class of security as the sponsor receives upon funding.
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

The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Red, Orange, Yellow and Green, with Red reflecting an investment performing materially below expectations and Green reflecting an investment that is in-line with or above expectations. The mapping of the composite scores to these categories are below:
•Red – 1C (e.g., Tier 1 for Operating Performance and C for Business Characteristics)
•Orange – 2C and 1B
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2022

(in millions)	As of December 31, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	20.8	1.7%	19.4	1.7%
Green	1,170.4	98.3%	1,154.0	98.3%
	$1,191.2	100.0%	$1,173.4	100.0%
As of December 31, 2022, all investments in our portfolio had a Green Risk Rating with the exception of 4 portfolio companies that had a Yellow Risk Rating.
Exit Strategies/Refinancing
We expect to exit our investments typically through one of four scenarios: (i) the sale of the portfolio company itself, resulting in repayment of all outstanding debt, (ii) the recapitalization of the portfolio company in which our loan is replaced with debt or equity from a third party or parties (in some cases, we may choose to participate in the newly issued loan(s)), (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity, or (iv) our sale of the debt investment. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.
Valuation of Portfolio Securities
At all times consistent with accounting principles generally accepted in the United States ("GAAP"), the 1940 Act and ERISA, if applicable, we conduct a valuation of our assets, pursuant to which our net asset value is determined.
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our Board is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) Benefit Plan Investors hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, a Sub-Administrator has been engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator, are set forth in more detail below:
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
For all valuations, the valuation committee of our Board (the "Valuation Committee"), which consists solely of directors who are not "interested persons" of us, as such term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"), will review these preliminary valuations and our Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith; provided, however, because our assets are treated as "plan assets" for purposes of ERISA, the Sub-Administrator will determine valuations using only those valuation methodologies reviewed and approved by the Valuation Committee and our Board, and our Board will accept such valuations prepared by the Sub-Administrator in accordance therewith.

Operating and Regulatory Environment
As with other companies regulated by the 1940 Act, a BDC must adhere to certain regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to investments by a BDC in another investment company, as well as transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. A BDC must be organized and have its principal place of business in the U.S., it must be operated for the purpose of investing in or lending to primarily private or thinly traded companies and it must make significant managerial assistance available to those companies whose securities are considered Qualifying Assets (as defined below) for the BDC.
We have a Board. A majority of our Board must be Independent Directors. Since January 2020, when we elected to be regulated as a BDC, we have been prohibited from indemnifying any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. In addition, because our assets are treated as "plan assets" for purposes of ERISA, we are prohibited from indemnifying any person from any liability to the extent that such liability arose in connection with the breach by such person of his or her fiduciary duties under ERISA and expenses may only be advanced to the extent permitted under ERISA. Additionally, to provide additional shareholder protection, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, the Investment Adviser has purchased a fidelity bond satisfying the requirements of Section 412 of ERISA with respect to our assets owned by ERISA Plans. We bear the cost of such fidelity bond.
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
Since January 2020, when we elected to be regulated as a BDC, we have not generally been permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions. In addition, because our assets are treated as "plan assets" under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer's capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.
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
In addition, as a BDC, we are not permitted to issue stock in consideration for services.

Taxation as a Regulated Investment Company
We have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and intend to comply with the requirements to qualify and maintain our status as a RIC annually. As a RIC, we generally will not pay U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Rather, dividends distributed by us generally are taxable to our stockholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally do not pass through to our stockholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us.
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
We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2)    98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary income and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we did not pay U.S. federal income tax, in preceding years (the "Excise Tax Avoidance Requirement"). While we intend to make distributions to our stockholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.
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
◦at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and
◦no more than 25.0% of the value of our assets is invested in (1) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (2) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades, or (3) the securities of certain "qualified publicly traded partnerships" (the "Diversification Tests").
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
Failure to Qualify for Tax Treatment as a Regulated Investment Company
If we fail to satisfy the 90% distribution requirement or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require us to pay certain U.S. federal income tax at corporate rates or to dispose of certain assets). If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. Distributions would not be required. However, if distributions were made, any such distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits and, subject to certain limitations under the Code, may qualify as "qualified dividends" that are subject to U.S. federal income tax at a rate of 20%. Subject to certain limitations under the Code, corporate distributees may be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's adjusted tax basis, and any remaining distributions would be treated as a capital gain.
Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-year period after our requalification as a RIC, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.
ERISA Considerations
The following summary of certain aspects of ERISA is based upon ERISA, judicial decisions, and U.S. Department of Labor ("DOL") regulations and rulings in existence on the date hereof. This summary is general in nature and does not address every ERISA issue that may be applicable to us or a particular investor.
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
Plan Asset Consequences
The Investment Adviser anticipates that the aggregate investment in us by Benefit Plan Investors may, from time to time (and currently does), equal or exceed 25% (or such greater percentage as may be specified in regulations promulgated by the DOL) of the value of any class of equity interests in us. In such circumstances, our assets would be treated as "plan assets" for purposes of ERISA. If investments in us by Benefit Plan Investors does not equal or exceed the 25% threshold as set forth above, neither we nor the Investment Adviser would be subject to the provisions of ERISA. As a general rule, during periods when our assets are treated as "plan assets" for purposes of ERISA, the Investment Adviser will be deemed a "fiduciary" (as defined in ERISA and the Code) with respect to each ERISA Plan and Individual Retirement Fund investing in us. In addition, during periods when our assets are treated as "plan assets" for purposes of ERISA, the Investment Adviser will be subject to the general prudence and fiduciary responsibility provisions of ERISA with respect to each ERISA Plan and Individual Retirement Fund investing in us. Generally, the fiduciary provisions of ERISA require fiduciaries to act for the exclusive benefit of participants and beneficiaries of the ERISA Plan, to employ the care, skill, prudence and diligence that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, to diversify investments so as to minimize the risks of large losses, and to comply with the ERISA Plan and trust documents of the ERISA Plan. In such circumstances, an investment by an ERISA Plan in us would constitute the appointment, in accordance with the written instruments governing the underlying ERISA Plan, of the Investment Adviser as an "investment manager" as defined in Section 3(38) of ERISA, with respect to each such investing ERISA Plan. The acceptance of the subscription constitutes acknowledgment by the Investment Adviser of its status as a fiduciary with respect to such investing ERISA Plan during any such period.
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
(b)Qualified Professional Asset Manager Exemption. Prohibited Transaction Class Exemption 84-14 generally permits ERISA Plans and Individual Retirement Funds to enter into transactions with parties in interest and disqualified persons if such transactions are entered into on behalf of such plans by a "Qualified Professional Asset Manager" (a "QPAM"). The Investment Adviser currently qualifies as a QPAM and during all periods when our assets are treated as "plan assets" for purposes of ERISA, the Investment Adviser may rely on PTE 84-14 with regard to transactions covered thereunder. A QPAM is defined to include an investment adviser registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") which has in excess of $85 million of client assets under management and control, as of the last day of its most recent fiscal year, and in excess of $1 million of stockholders’ or partners’ equity as shown on its most recent balance sheet prepared within the preceding two years. By virtue of qualifying as a QPAM, the transactions entered into by the Investment Adviser generally will be exempt from the prohibited transaction rules of Section 406(a) of ERISA. The "QPAM Exemption", however, does not exempt certain transactions, such as those between a QPAM and itself or an affiliate of the QPAM and those between a QPAM and the party who has the authority to hire, fire or negotiate the terms of the agreement with the QPAM. Nor does the QPAM Exemption permit the purchase or holding of employer securities that are not "qualifying employer securities" as provided in Section 407 of ERISA or the purchase or holding of "qualifying employer securities" in excess of the limits described in Section 407 of

ERISA. In addition, the QPAM Exemption will not apply with respect to transactions involving an ERISA Plan if the assets of such ERISA Plan, when combined with the assets of other Plans maintained by the same employer or an affiliate of such employer, represent more than 20% of the total client assets managed by the QPAM.
In order for the Investment Adviser to avoid engaging in any actions that are not exempt by the QPAM Exemption, each ERISA Plan investor will identify to the Investment Adviser (i) the ERISA Plan fiduciaries with authority to invest ERISA Plan assets in the shares as well as such fiduciaries’ affiliates and (ii) the employer sponsor of such ERISA Plan, each other employer participating in such ERISA Plan and each such employer’s affiliates. Each ERISA Plan investor will be obligated to notify us of any changes in such information. Although fiduciaries of ERISA Plans which own less than 10% of the shares will not be treated as having the authority to hire, fire or negotiate the terms of the agreement with the Investment Adviser, such ERISA Plan fiduciaries and their affiliates must be identified because the ownership by such ERISA Plans may reach or exceed the 10% threshold due to fluctuations in ownership of the shares by other investors.
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
•The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs, which could adversely affect our business.
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
•The investment management agreement, as amended and restated from time to time, with the Investment Adviser (the "Investment Management Agreement") and the Administration Agreement with the Administrator (the "Administration Agreement") were not negotiated on an arm’s length basis.
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
•We will be subject to U.S. federal income tax at corporate rates on all of our income if we are unable to maintain tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
•We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.
•We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") could have a material adverse effect on our business and the value of our common stock.
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
The Private Offering
On January 27, 2020, we entered into separate subscription agreements with investors providing for the private placement of shares of our common stock pursuant to the private offering and may enter into additional subscription agreements from time to time. Each investor in the private offering of our common stock (the "Private Offering") has made, or will make, a capital commitment (each, a "Capital Commitment") to purchase shares of our common stock pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). As of December 31, 2022, we had aggregate Capital Commitments from investors of $690.0 million fully drawn.
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
Investment Management Agreement
We are a closed-end, non-diversified management investment company that elected in January 2020 to be regulated as a BDC under the 1940 Act. Pursuant to tan investment advisory and management agreement entered in January 2020, and amended and restated on December 13, 2020 (the "First A&R Investment Management Agreement") and on September 26, 2022 (the "Second A&R Investment Management Agreement", or the "Investment Management Agreement"), we are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services (except that, because our assets are treated as "plan assets" for purposes of ERISA, we will not pay our Investment Adviser any fees related to services it may provide in its capacity as the Administrator, as set forth below). The following summarizes our arrangements with the Investment Adviser pursuant to the Investment Management Agreement.
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
The Investment Management Agreement was approved by our Board at the Board's initial board meeting on June 18, 2019 and was executed by us and the Investment Adviser on January 22, 2020. On November 19, 2020 and August 10, 2022, our Board approved the First A&R Investment Management Agreement and the Second A&R Investment Management Agreement, respectively, and we received a written consent of stockholders that approved, among other things, the First A&R Investment Management Agreement and the Second A&R Investment Management Agreement. The First A&R Investment Management Agreement and the Second A&R Investment Management Agreement were executed and became effective on December 13, 2020 and September 26, 2022, respectively.
The Board re-approved the Investment Management Agreement on January 24, 2023, by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic, for a period of 12 months commencing on March 1, 2023. As a condition of the SEC's COVID-19 relief, the Board undertook to ratify the re-approval of the Investment Management Agreement at its next in-person meeting. Unless earlier terminated as described below, the Investment Management Agreement will remain in effect from year to year if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Management Agreement will automatically terminate in the event of an assignment by the Investment Adviser. The Investment Management Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting shares or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days' prior written notice to the applicable party. If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the Management Fee (as defined below). See "Item 1A. Risk Factors—RISKS RELATING TO OUR OPERATIONS."
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
Indemnification
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
Pursuant to the Investment Management Agreement, as amended, for the period from January 22, 2020 through September 30, 2020 (the "Initial Fee Period"), the base management fee was calculated at an annual rate of 0.70% (the "Initial Fee Rate") of the aggregate Capital Commitments received at the initial acceptance of Capital Commitments, subject, to the adjustments described below. Specifically, the Initial Fee Rate was subject to reduction during all periods through September 30, 2020. Commencing with the quarterly period ending December 31, 2020 and through our investment period (the "Investment Period"), which commenced on February 18, 2020 (the "Initial Closing Date") and shall initially continue until the 48-month anniversary of the Initial Closing Date, the base management fee was initially calculated at an annual blended rate with respect to the Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.70% in the case of Assets Invested equal to or less than $500.0 million, and (ii) 0.60% in the case of Assets Invested of greater than $500.0 million, subject, in each case, to the adjustments in the manner set forth in the Investment Management Agreement, as amended. Specifically, the quarterly fee percentage will be subject to reduction throughout the Investment Period with respect to target Assets Invested in the manner set forth in the Investment Management Agreement, as amended. "Assets Invested" was initially defined as, as of the end of each quarterly period, the sum of our (i) drawn Capital Commitments, and (ii) outstanding principal on borrowings.
Pursuant to the Second A&R Investment Management Agreement, effective September 26, 2022, the management fee shall be calculated at the blended rate until such time that the Company has $1.0 billion of Assets Invested (as modified by the Second A&R Investment Management Agreement). Upon such time, the Management Fee shall be calculated at the Blended Rate, as defined in the Second A&R Investment Management Agreement, and for the avoidance of doubt, based on the greater of the actual Assets Invested as of the end of any quarter and target Assets Invested for the quarter. The Second A&R Investment Management Agreement modified the definition of "Assets Invested" to mean that as of the end of each quarterly period, the sum of our (i) drawn capital commitments, (ii) the aggregate dollar amount of distributions declared to stockholders from net investment income as of the latest declaration date of any such distribution, less any amounts of such distribution received in cash by stockholders, and (iii) outstanding principal on borrowings.
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
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as "qualifying assets", unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets. The principal categories of qualifying assets relevant to our business are any of the following:
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
As of December 31, 2022, 5.9% of our total assets were non-qualifying assets.
Significant Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available to the issuer of its qualifying assets significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or its affiliate will provide such managerial assistance on our behalf to portfolio companies that accept our offer of managerial assistance.
Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment (collectively, as "temporary investments"), so that 70.0% of our assets are qualifying assets. We will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2022.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2022.

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
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j‑1 under the 1940 Act (the "Code of Ethics") and the Investment Adviser has adopted a code of ethics (the "Adviser's Code of Ethics") pursuant to Rule 204A‑1 under the Advisers Act, each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Code of Ethics and/or the Adviser's Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with either the Code of Ethics' or the Adviser's Code of Ethics' requirements, as applicable. The Code of Ethics is available on the SEC's website at www.sec.gov.
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
During the Investment Period, any amounts we receive as a return of capital (as opposed to a return on capital) with respect to our investments may, in the sole discretion of the Investment Adviser, be retained by us, without reducing the stockholders' unfunded Capital Commitments, for the purpose of making investments and/or for such other permissible purposes as set out in our operating documents. While we expect to distribute approximately our entire net investment income on a semi-annual basis and substantially all of our taxable income on an annual basis, we may retain certain net capital gains for reinvestment.
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

•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding their assessment of their respective internal control over financial reporting;
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
Available Information
We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information as required by the Exchange Act and the 1940 Act. The SEC maintains a website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at www.sec.gov.
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
Certain disclosures of a stockholder's personal information are permitted (for example, disclosures to accountants and attorneys for the fund) and individual investors are allowed to elect to "opt out" of any other disclosures to unaffiliated third parties. We believe that all of our existing and future anticipated disclosures are permissible and will therefore not be affected by an "opt out" election. In the unlikely event we deem it necessary to disclose information to unaffiliated third parties in a manner that is not otherwise permitted, we have provided you with an election to "opt out" of such disclosure.
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
b.Other partners and potential investors in our investment funds; and
c.transfer agents, portfolio companies, brokerage firms and the like, in connection with distributions to our limited partners.
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
RISKS RELATING TO OUR BUSINESS AND STRUCTURE
We have a limited operating history.
We and certain other affiliated entities have very limited operations and therefore have recent operating history upon which an investor may evaluate their performance. The prior investment performance described herein, as with all performance data, can provide no assurance of our future results. The investment performance of the previous credit funds managed by New Mountain Capital contained herein were achieved under different market conditions and with involvement from investment professionals that may not be involved with our investment activities. Moreover, we are subject to all of the business risks and uncertainties associated with any new fund, including the risk that we will not achieve our investment objective and that the value of our shares of common stock could decline substantially. The past performance of New Mountain Capital or the Investment Adviser's investment professionals is not a reliable indicator of our future performance. Accordingly, investors should draw no conclusions from the performance of any previous credit platform vehicles and should not expect to achieve similar results.
The Investment Adviser manages three other companies, other than us, that are regulated as BDCs and RICs. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under Subchapter M of the Code requires satisfaction of source‑of‑income, asset diversification and annual distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. If we fail to maintain our status as a BDC or qualify as a RIC, our operating flexibility could be significantly reduced.
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
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect our operating results and our portfolio companies' operating results. For example, the COVID-19 pandemic has delivered a shock to the global economy. The COVID-19 pandemic, and new variants of COVID, such as the Delta and Omicron variants, has led to, and for an unknown period of time, will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.
With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of  business restrictions, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, disruptions, significant reduction in demand of certain goods and services and practical aspects of their operations, as well as labor difficulties and shortages, and commodity inflation, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.
Although the U.S. Food and Drug Administration authorized vaccines for emergency use in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when "herd immunity" will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines and/or upticks in case numbers could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.
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
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the COVID-19 pandemic continues to rapidly evolve and has led to the re-introduction of certain public health restrictions (as described above). Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruptions in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As the COVID-19 pandemic persists, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.
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
Further, current market conditions may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Adverse developments in the credit markets may impair our ability to secure debt financing.
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, as a result of the COVID-19 pandemic, rising interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019 and December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The December 2021 legislation suspends the debt ceiling through early 2023, unless Congress takes legislative action to further extend or defer it. The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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
The Dodd‑Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with private investment funds and other provisions that have affected the private investment fund industry, either directly or indirectly. Included in the Dodd‑Frank Act is the so‑called "Volcker Rule," which contains restrictions on certain investors that are (or that have affiliates or certain interest in any entity that is) a bank or a bank‑related entity and/or have a connection to the United States. in that regard from making and holding certain interests in private investment funds.
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
Following the November 2022 elections in the United States, the Democratic Party controls the Presidency and the Senate, with the Republican Party controlling the House of Representatives. Despite political tensions and uncertainty, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be, in private companies and are recorded at fair value. In addition, the fair values of our investments are determined by our Board in accordance with our valuation policy.
Some of our investments are, and may be, in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. We ((x) through an unaffiliated third-party firm in consultation with the Investment Adviser, to the extent that our assets are treated as "plan assets" for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as "plan assets" for purposes of ERISA) value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our Board in accordance with our valuation policy, which is at all times consistent with GAAP. See "Item 1. Business—Valuation of Portfolio Securities" for additional information on valuations in this Annual Report on Form 10-K.
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
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee, John R. Kline and Laura C. Holson, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2022 consisted of over 215 employees and senior advisors of New Mountain Capital, and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
The Investment Committee, which oversees our investment activities, is provided by the Investment Adviser. The Investment Committee currently consists of six members. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows. To achieve our investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in its investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.
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
Leverage Arrangements into which we may enter may include covenants that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. Such arrangements may also include a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in a credit facility could limit our ability to make distributions to our stockholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to corporate-level U.S. federal income tax at corporate rates (and any applicable state and local taxes).

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
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder and ERISA, if applicable, the 1940 Act imposes significant limits on co-investment. On October 8, 2019, the SEC issued the Exemptive Order, as amended by a subsequent order on August 30, 2022, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and does not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies. In addition, to the extent that our assets are treated as "plan assets" under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer's capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions.
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
Some of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our Board determines the fair value of these securities in good faith, which will be based on valuations provided by unaffiliated third-party valuation firms in consultation with the Investment Adviser if our assets are treated as "plan assets" for purposes of ERISA. In connection with this determination, to the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, investment professionals from the Investment Adviser may provide our Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, John R. Kline, a member of our Board, is an employee of our Investment Adviser. The participation of the Investment Adviser's investment professionals in our valuation process, and the employment relationship between a member of our Board and our Investment Adviser, could result in a conflict of interest.
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
We will be subject to U.S. federal income tax at corporate rates on all of our income if we are unable to maintain tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
The IRS may audit us and challenge any of the positions taken in regard to our formation, our investments or operations, and such audit may result in an audit of a stockholder's own tax returns and possibly adjustments to the tax liability reflected thereon.
Although we intend to qualify annually as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to obtain or maintain our RIC tax treatment. To maintain RIC tax treatment and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source‑of‑income and asset diversification requirements described below.
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
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other such securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer the securities, other than the securities of other RICs of two or more issuers that are controlled, as determined under applicable Code rules, by it and that are engaged in the same or similar or related trades or businesses or the securities of certain "qualified publicly traded partnerships". Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our RIC tax treatment. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to maintain our tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax at corporate rates (and any applicable state and local taxes). In this event, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions, which would have a material adverse effect on our financial performance.
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
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a U.S. federal income tax at corporate rates (and any applicable state and local taxes).
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
In December 2015, the United Nations, of which the United States is a member, adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the United States would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.
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
In addition, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties. Such events, including rising trade tensions between the United States and China; other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries; the ongoing conflict between Russia and Ukraine; and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
We and our service providers are currently impacted by restrictions enacted by governments and private entities in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including an increase in the ability of employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.
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
Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.
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
In November 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a "limited derivatives user", as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
LIBOR, the London Interbank Offered Rate, is an index rate that historically has been widely used in lending transactions and remains a common reference rate for setting the floating interest rate on private loans. LIBOR typically has been the reference rate used in floating-rate loans extended to our portfolio companies and, to some degree, is expected to continue to be used as a reference rate until such time that private markets have fully transitioned to using the Secured Overnight Financing Rate (“SOFR”), or other alternative reference rates recommended by applicable market regulators. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that the ICE Benchmark Administration ("IBA") (the entity regulated by the FCA that is responsible for calculating LIBOR) had notified the FCA of its intent, amount other things, to cease providing overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.
Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates ("IBORs"). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee ("ARRC"), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.
New York and several other states have passed laws intended to apply to U.S. dollar LIBOR-based contracts, securities, and instruments governed by those states’ laws. These laws established fallbacks for LIBOR when there is no or insufficient fallback rates in these contracts. The federal Adjustable Interstate Rate (LIBOR) Act (the “LIBOR Act”) was signed into law on March 15, 2022. The federal legislation provides a statutory fallback mechanism on a nation-wide basis to replace U.S. dollar LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, for certain contracts that reference U.S. dollar LIBOR and contain no or insufficient fallback provisions. The New York and other state laws were superseded by the LIBOR Act. On December 16, 2022, the Federal Reserve Board adopted a final rule implementing certain provisions of the LIBOR Act (“Regulation ZZ”). Regulation ZZ specifies that on the LIBOR replacement date, which is the first London banking day after June 30, 2023, the Federal Reserve Board-selected benchmark replacement, based on SOFR and including any tenor spread adjustment as provided by Regulation ZZ, will replace references to overnight, 1, 3, 6, and 12-month LIBOR in certain contracts that do not mature before the LIBOR replacement date and that do not contain adequate fallback language. Regulation ZZ could apply to certain of our investments that reference LIBOR to the extent that they do not have fallback provisions or adequate fallback provisions.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. For instance, if the LIBOR reference rate of our LIBOR-linked securities, loans, and other financial obligations is higher than an alternative reference rate, such as SOFR, on our alternative reference rate-linked portfolio investments, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in certain situations, negotiate modifications to credit agreements governing such instruments, in order to replace LIBOR with such alternative reference rate and to incorporate any conforming changes to applicable credit spreads or margins. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.
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
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of our affiliates, including New Mountain Finance Corporation, New Mountain Guardian III BDC, LLC. or New Mountain Guardian IV BDC, L.L.C. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain its affiliates.
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
Because our common stock is registered under the Exchange Act, ownership information for any person who beneficially owns more than 5% of our common stock will have to be disclosed in a Schedule 13D or Schedule 13G, as applicable, or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our stockholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each stockholder is responsible for determining their filing obligations and preparing the filings. In addition, our stockholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock within a six-month period.
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
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate stockholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2022 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate stockholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the stockholders. A non-corporate stockholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such stockholder (and beginning in 2026, will be deductible to such stockholder only to the extent they exceed 2% of such stockholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.
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
Item 3.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of December 31, 2022. From time to time, we, or the Investment Adviser may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
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
Stockholders
As of March 13, 2023, there were 4 holders of record of our shares of common stock.
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
On March 24, 2021, the Board adopted an "opt out" dividend reinvestment plan (the "Dividend Reinvestment Plan" or "DRIP") on behalf of our stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of our common stock. If a stockholder chooses to "opt out", then such stockholder will receive cash in lieu of shares of the Company’s common stock. On August 16, 2022, the board of directors amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. We will only use newly-issued shares of Common Stock to implement the Dividend Reinvestment Plan. For the year ended December 31, 2022, we have issued 6,010,548 shares through the Dividend Reinvestment Plan.
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
Sales of Unregistered Securities
The following table summarizes the total shares of common stock issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act, and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

Shares Issue Date	Shares Issued	Aggregate Offering Price (in millions)
Year ended December 31, 2022
None

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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles, and a minority investor; and
•the risk factors set forth in Part I—Item 1A.—Risk Factors, contained in this Annual Report on Form 10-K.
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
On December 9, 2020, we established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. On October 6, 2022, we established NMF SLF I Opportunistic SPV, L.L.C., as a wholly-owned direct subsidiary.
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of December 31, 2022, our top five industry concentrations were software, business services, healthcare, financial services and consumer services.
As of December 31, 2022, our net assets were approximately $759.1 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $1,173.4 million in 95 portfolio companies.
Recent Developments
On January 20, 2023, we issued 3,883,500 shares of common stock through our DRIP.
On February 27, 2023, Shiraz Y. Kajee, Chief Financial Officer and Treasurer, resigned, effective April 1, 2023. Mr. Kajee's departure is not related to any disagreement relating to our accounting, strategy, management, operations, policies, regulatory matters, or practices (financial or otherwise). Mr. Kajee will remain in his current capacity through his departure on April 1, 2023. We have engaged an executive search firm to find our next Chief Financial Officer.
The board of directors will appoint Laura C. Holson as our interim Chief Financial Officer and Treasurer upon Mr. Kajee's departure, which will become effective April 1, 2023, until we complete our search for Mr. Kajee's permanent successor. In addition, Ms. Holson will continue in her role as our Chief Operating Officer. The Investment Adviser believes that its management team, with the overall support of New Mountain Capital, is adequately staffed to support us.
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
Basis of Accounting
We consolidate our wholly-owned direct subsidiary SLF I SPV. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
Valuation and Leveling of Portfolio Investments
At all times, consistent with GAAP and the 1940 Act, we conduct a valuation of our assets, which impacts our net asset value.
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our board of directors (the "Board") is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and any regulations promulgated thereunder ("Benefit Plan Investors"), hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, an unaffiliated third-party (the "Sub-Administrator") has been engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator are set forth in more detail below:
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2022.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the year ended December 31, 2022.

Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2022 and December 31, 2021, we recognized PIK interest from investments of approximately $4.1 million and $1.3 million, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2022 and December 31, 2021, no investments were on non-accrual status.
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
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of "1" to "4", with "1" being the worst and "4" being the best:
•Tier 1 – Severe business underperformance and/or severe market headwinds
•Tier 2 – Significant business underperformance and/or significant market headwinds
•Tier 3 – Moderate business underperformance and/or moderate market headwinds
•Tier 4 – Business performance is in-line with or above expectations
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company's business and credit quality, the underlying portfolio company's current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of "A" to "C", with "A" being the best and "C" being the worst.

The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Red, Orange, Yellow and Green, with Red reflecting an investment performing materially below expectations and Green reflecting an investment that is in-line with or above expectations. The mapping of the composite scores to these categories are below:
•Red – 1C (e.g., Tier 1 for Operating Performance and C for Business Characteristics)
•Orange – 2C and 1B
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2022:

(in millions)	As of December 31, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	20.8	1.7%	19.4	1.7%
Green	1,170.4	98.3%	1,154.0	98.3%
	$1,191.2	100.0%	$1,173.4	100.0%
As of December 31, 2022, all investments in our portfolio had a Green Risk Rating with the exception of four portfolio companies that had a Yellow Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,173.4 million in 95 portfolio companies at December 31, 2022 and approximately $1,070.1 million in 87 portfolio companies at December 31, 2021.
The following table shows our portfolio and investment activity for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
(in millions)	2022	2021
New investments in 60 and 78 portfolio companies, respectively	$310.4	$803.1
Debt repayments in existing portfolio companies	(141.1)	(201.6)
Sales of securities in 9 and 3 portfolio companies, respectively	(53.8)	(4.5)
Change in unrealized appreciation on 17 and 20 portfolio companies, respectively	1.0	1.6
Change in unrealized depreciation on 90 and 86 portfolio companies, respectively	(28.0)	(11.6)

Recent Accounting Standards Updates
See Part II—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards in this Annual Report on Form 10-K for details on recent accounting standards updates.
Results of Operations for the Years Ended December 31, 2022 and December 31, 2021
Results of Operations for the fiscal year ended December 31, 2020 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K filed on March 12, 2021, which is incorporated by reference herein.
Revenue

	Year Ended December 31,
(in thousands)	2022	2021
Interest income	$94,597	$53,816
Fee income	4,663	8,768
Total investment income	$99,260	$62,584
Our total investment income increased by approximately $36.7 million, or 59%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. For the year ended December 31, 2022, total investment income of approximately $99.3 million consisted of approximately $85.5 million in cash interest from investments, approximately $4.1 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $5.0 million and approximately $4.7 million in fee income. The increase in interest income of approximately $40.8 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily attributable to higher LIBOR and SOFR rates on larger invested balances, driven by the proceeds from the DRIP and higher drawn balances on the Wells Credit Facility (as defined below). Fee income during the year ended December 31, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and assignment fees received from 39 different portfolio companies.
Operating Expenses

	Year Ended December 31,
(in thousands)	2022	2021
Management fee	$7,015	$4,618
Interest and other financing expenses	16,724	5,845
Professional fees	1,014	681
Administrative expenses	1,031	681
Organizational expenses	—	18
Other general and administrative expenses	304	275
Net expenses before income taxes	26,088	12,118
Income tax expense, including excise tax	—	3
Net expenses after income taxes	$26,088	$12,121
Our total net operating expenses increased by approximately $14.0 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Our management fee increased by approximately $2.4 million which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $10.9 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to higher drawn balances on the Wells Credit Facility and higher interest rates.
Administrative expenses increased by approximately $0.4 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Professional fees increased by approximately $0.3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to increased audit and legal fees. Other general and administrative expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 remained flat.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended December 31,
(in thousands)	2022	2021
Net realized gains on investments	$1,260	$608
Net change in unrealized depreciation of investments	(26,988)	(9,963)
Net realized and unrealized losses	$(25,728)	$(9,355)
Our net realized gains and unrealized depreciation resulted in a net loss of approximately $25.7 million for the year ended December 31, 2022 as compared to the net realized gains and unrealized depreciation resulting in a net loss of $9.4 million for the year ended December 31, 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2022 was primarily driven by the overall decrease in market prices of our investments during the period.. The net loss for the year ended December 31, 2021 was primarily driven by the acceleration of amortization due to the early full repayment of 29 of our investments, some of which were purchased at large discounts.
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
The Investment Adviser, as the initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2022, our asset coverage ratio was 292.4%.
On December 31, 2022 and December 31, 2021, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	December 31, 2022	December 31, 2021
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At December 31, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $16.0 million and $21.4 million, respectively. Our cash used in operating activities for the years ended December 31, 2022 and December 31, 2021, was approximately $81.9 million and $562.5 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2022 and December 31, 2021, we had outstanding commitments to third parties to fund investments totaling $127.9 million and $186.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2022 and December 31, 2021, we had commitment letters to purchase investments in the aggregate par amount of $27.4 million and $25.4 million, respectively, which could require funding in the future. As of December 31, 2022 and December 31, 2021, we had not entered into any bridge financing commitments which could require funding in the future.
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
As of December 31, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $394.5 million and $318.0 million, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the Wells Credit Facility for the years ended December 31, 2022 and December 31, 2021
Wells Subscription Line — On February 25, 2020, we entered into a Revolving Credit Agreement (the "Wells Subscription Line") with Wells Fargo. On December 3, 2021, all outstanding borrowings under the Wells Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments. Prior to termination, the Wells Subscription Line had a maximum facility amount of $50.0 million and we were permitted to borrow up to the lesser of $50.0 million and the Borrowing Base. The "Borrowing Base" was based upon the unfunded Capital Commitments of our subscribed investors that had been approved by Wells Fargo and met certain criteria.
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
See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the Wells Subscription Line for the year ended December 31, 2021.
Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$394.5	$—	$394.5	$—	$—

(1)        Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($394.5 million as of December 31, 2022) must be repaid on or before December 23, 2025. As of December 31, 2022, there was approximately $55.5 million of possible capacity remaining under the Wells Credit Facility. See "— Borrowings", for material details on the Wells Credit Facility.

We have entered into an investment management agreement, as amended and restated from time to time (the "Investment Management Agreement"), with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay a management fee for these services.
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
Distributions and Dividends
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2022 and December 31, 2021, total distributions declared were $72.6 million and $51.9 million, respectively, of which the distributions were comprised of approximately 96.94% and 99.58%, respectively, of ordinary income, 3.06% and 0.42%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively, of a return of capital. Future distributions, if any, will be determined by our board of directors.
We intend to pay semi-annual distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a semi-annual basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
We maintain an "opt out" dividend reinvestment plan, as amended from time to time (the "DRIP"), on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. On August 16, 2022, the board of directors amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the years ended December 31, 2022 and December 31, 2021, we have issued 6,010,548 and 1,829,609 shares through the DRIP, respectively. See Part II — Item 8— Financial Statements—Note 2. Summary of Significant Accounting Policies for additional details regarding our DRIP.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions. As our assets are treated as "plan assets" under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective future investments are at the same level of such issuer's capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. In addition, in a prolonged low interest rate environment, including a reduction of base rates, such as LIBOR and SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. However, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018. Since then, the Federal Reserve has raised rates by an additional 3.50%, most recently by 0.75% in November 2022, and indicated that it would consider future rate hikes if inflation does not slow. As of December 31, 2022, certain of the loans held in our portfolio had floating LIBOR or Secured Overnight Financing Rate ("SOFR") interest rates. As of December 31, 2022, 99.91% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and is currently paid based on floating LIBOR or SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facility. For our floating rate revolving credit facility, we use the outstanding balance as of December 31, 2022. Interest expense on our floating rate revolving credit facility is calculated using the interest rate as of December 31, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR or SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(2.05)%
Base Interest Rate	—%
+100 Basis Points	8.21%
+200 Basis Points	16.42%
+300 Basis Points	24.62%

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of NMF SLF I, Inc.
Opinion on the Consolidated Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of NMF SLF I, Inc. and subsidiaries (the "Company"), including the consolidated schedule of investments as of December 31, 2022 and 2021, the related consolidated statements of operations, cash flows, changes in net asset and the consolidated financial highlights for the years ended December 31, 2022, 2021 and 2020, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, cash flows and the financial highlights for the years ended December 31, 2022, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

March 13, 2023
We have served as the Company’s auditor since 2019.

NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2022	December 31, 2021
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,191,246 and $1,060,947, respectively)	$1,173,399	$1,070,088
Cash and cash equivalents	16,012	21,426
Interest receivable	6,833	5,237
Other assets	328	337
Total assets	$1,196,572	$1,097,088
Liabilities
Borrowings
Wells Credit Facility	$394,500	$318,000
Deferred financing costs (net of accumulated amortization of $1,975 and $1,088, respectively)	(2,644)	(3,531)
Net borrowings	391,856	314,469
Distribution payable	40,489	32,021
Interest payable	2,181	646
Management fee payable	1,878	1,460
Payable to affiliates	160	114
Accrued organizational and offering expenses	61	—
Payable for unsettled securities purchased	—	27,781
Other liabilities	872	498
Total liabilities	437,497	376,989
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 73,750,032 and 67,739,484 shares issued and outstanding, respectively	74	68
Paid in capital in excess of par	771,472	707,361
Accumulated undistributed earnings	(12,471)	12,670
Total net assets	$759,075	$720,099
Total liabilities and net assets	$1,196,572	$1,097,088
Net asset value per share	$10.29	$10.63

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2022	2021	2020
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$90,508	$52,512	$16,079
PIK interest income	4,089	1,304	156
Fee income	4,663	8,768	2,817
Total investment income	99,260	62,584	19,052
Expenses
Interest and other financing expenses	16,724	5,845	499
Management fee	7,015	4,618	3,166
Administrative expenses	1,031	681	242
Professional fees	1,014	681	534
Organizational expenses	—	18	60
Other general and administrative expenses	304	275	294
Total expenses	26,088	12,118	4,795
Less: management fees waived (See Note 5)	—	—	(2,047)
Net expenses	26,088	12,118	2,748
Net investment income before income taxes	73,172	50,466	16,304
Income tax expense, including excise tax	—	3	20
Net investment income	73,172	50,463	16,284
Net realized gains on investments	1,260	608	1,041
Net change in unrealized (depreciation) appreciation of investments	(26,988)	(9,963)	19,104
Net realized and unrealized (losses) gains	(25,728)	(9,355)	20,145
Net increase in net assets resulting from operations	$47,444	$41,108	$36,429
Earnings per share (basic & diluted)	$0.66	$0.97	$1.71
Weighted average shares of common stock outstanding - basic & diluted (1)(See Note 11)	71,995,717	42,261,286	21,350,814

(1)For the year ended December 31, 2020, the Company's weighted average number of shares outstanding is based on the period from February 18, 2020 (commencement of operations) to December 31, 2020.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
Increase (decrease) in net assets resulting from operations
Net investment income	$73,172	$50,463	$16,284
Net realized gains on investments	1,260	608	1,041
Net change in unrealized (depreciation) appreciation of investments	(26,988)	(9,963)	19,104
Net increase in net assets resulting from operations	47,444	41,108	36,429
Capital transactions
Net proceeds from shares of common stock sold	—	324,300	365,699
Offering costs	—	—	(215)
Distributions declared to stockholders from net investment income	(72,585)	(51,882)	(14,514)
Reinvestment of distributions	64,117	19,861	—
Total net (decrease) increase in net assets resulting from capital transactions	(8,468)	292,279	350,970
Net increase in net assets	38,976	333,387	387,399
Net assets at the beginning of the period	720,099	386,712	(687)
Net assets at the end of the period	$759,075	$720,099	$386,712

Capital share activity
Shares of common stock sold	—	30,261,530	35,648,245
Shares issued from the reinvestment of distributions	6,010,548	1,829,609	—
Net increase in shares of common stock outstanding	6,010,548	32,091,139	35,648,245

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$47,444	$41,108	$36,429
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(1,260)	(608)	(1,041)
Net change in unrealized depreciation (appreciation) of investments	26,988	9,963	(19,104)
Amortization of purchase discount	(4,994)	(11,109)	(3,085)
Amortization of deferred financing costs	887	896	192
Non-cash investment income	(3,963)	(1,191)	(99)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(310,543)	(802,625)	(471,976)
Proceeds from sales and paydowns of investments	194,923	206,097	27,019
Cash paid for purchase of drawn portion of revolving credit facilities	(34)	(1,038)	(1,234)
Cash paid on drawn revolving credit facilities	(30,464)	(6,998)	(2,998)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	174	553	1,559
Cash repayments on drawn revolvers	25,863	4,895	2,932
Interest receivable	(1,596)	(3,446)	(1,791)
Deferred offering costs	—	—	164
Other assets	9	(271)	(44)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(27,781)	(329)	28,110
Management fee payable	418	778	682
Interest payable	1,535	594	52
Accrued organizational and offering expenses	61	—	(488)
Payable to affiliates	46	71	(289)
Other liabilities	379	124	314
Net cash flows used in operating activities	(81,908)	(562,536)	(404,696)
Cash flows from financing activities
Distributions paid	—	(5,811)	(8,703)
Net proceeds from issuance of common stock	—	324,300	365,699
Proceeds from Wells Subscription Line	—	—	125,000
Repayment of Wells Subscription Line	—	(8,000)	(117,000)
Proceeds from Wells Credit Facility	247,000	458,000	80,000
Repayment of Wells Credit Facility	(170,500)	(220,000)	—
Offering costs paid	—	—	(215)
Deferred financing costs paid	(6)	(1,600)	(3,013)
Net cash flows provided by financing activities	76,494	546,889	441,768
Net (decrease) increase in cash and cash equivalents	(5,414)	(15,647)	37,072
Cash and cash equivalents at the beginning of the period	21,426	37,073	1
Cash and cash equivalents at the end of the period	$16,012	$21,426	$37,073
Supplemental disclosure of cash flow information
Cash interest paid	$13,922	$3,868	$214
Income taxes paid	—	23	—
Non-cash financing activities:
Distributions declared and payable	$40,489	$32,021	$5,811
Value of shares issued in connection with reinvestment of distributions	64,117	19,861	—
Accrual for deferred financing costs	—	6	98

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)	SOFR(S)	+	6.00%	9.41%	12/2020	10/2027	$18,491	$18,390	$18,373
	First lien (3)	SOFR(S)	+	6.00%	10.46%	06/2021	10/2027	4,960	4,941	4,928
	First lien (3)	SOFR(S)	+	6.00%	10.00%	08/2021	10/2027	5,894	5,882	5,857
	First lien (3)(4) - Drawn	SOFR(S)	+	6.00%	10.41%	05/2022	10/2027	1,275	1,272	1,267
								30,620	30,485	30,425	4.01%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (2)(3)	L(M)	+	5.25%	9.63%	11/2020	11/2026	23,667	23,543	23,388
	First lien (3)	L(M)	+	5.25%	9.63%	11/2020	11/2026	6,682	6,642	6,603
								30,349	30,185	29,991	3.96%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	SOFR(Q)	+	5.75%	9.92%	02/2020	05/2026	24,354	24,265	24,137
	First lien (3)	SOFR(Q)	+	5.75%	9.92%	02/2020	05/2026	5,761	5,737	5,710
								30,115	30,002	29,847	3.94%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)	L(Q)	+	5.50%	10.23%	10/2020	11/2027	19,634	19,416	19,074
	First lien (3)	L(Q)	+	5.50%	10.23%	11/2021	11/2027	10,450	10,358	10,152
	First lien (3)(4) - Drawn	L(Q)	+	5.50%	10.23%	11/2021	11/2024	449	448	437
								30,533	30,222	29,663	3.91%
Zone Climate Services, Inc.
Business Services	First lien (2)(3)	SOFR(S)	+	4.75%	8.62%	03/2022	03/2028	27,963	27,709	27,516
	First lien (3)(4) - Drawn	SOFR(M)	+	4.75%	9.47%	03/2022	03/2028	1,795	1,784	1,767
								29,758	29,493	29,283	3.86%
Associations, Inc.
Business Services	First lien (2)(3)	SOFR(Q)*	+	4.00% + 2.50%/PIK	10.36%	07/2021	07/2027	14,921	14,868	14,921
	First lien (3)	SOFR(Q)*	+	4.00% + 2.50%/PIK	11.28%	07/2021	07/2027	3,671	3,657	3,671
	First lien (3)	SOFR(Q)*	+	4.00% + 2.50%/PIK	11.26%	07/2021	07/2027	3,671	3,657	3,671
	First lien (3)	SOFR(Q)*	+	4.00% + 2.50%/PIK	10.97%	07/2021	07/2027	2,217	2,209	2,217
	First lien (3)	SOFR(Q)*	+	4.00% + 2.50%/PIK	10.48%	07/2021	07/2027	1,764	1,757	1,764
								26,244	26,148	26,244	3.46%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Diligent Corporation
Software	First lien (2)(3)	L(M)	+	6.25%	10.63%	08/2020	08/2025	$14,748	$14,644	$14,748
	First lien (2)(3)	L(M)	+	5.75%	10.13%	03/2021	08/2025	5,582	5,564	5,514
	First lien (2)(3)	L(M)	+	5.75%	10.13%	03/2021	08/2025	3,113	3,103	3,076
	First lien (3)	L(M)	+	6.25%	10.63%	08/2020	08/2025	1,234	1,225	1,219
	First lien (3)	L(M)	+	6.25%	10.63%	08/2020	08/2025	778	772	778
	First lien (3)(4) - Drawn	L(M)	+	6.25%	10.63%	08/2020	08/2025	711	720	711
								26,166	26,028	26,046	3.44%
Apptio, Inc.
Software	First lien (3)	L(Q)	+	6.00%	9.94%	04/2020	01/2025	25,000	24,337	25,000	3.30%
OA Buyer, Inc.
Healthcare	First lien (2)(3)	L(M)	+	5.75%	10.13%	12/2021	12/2028	23,639	23,430	23,447
	First lien (2)(3)	L(M)	+	5.75%	10.13%	05/2022	12/2028	1,496	1,483	1,484
								25,135	24,913	24,931	3.29%
iCIMS, Inc.
Software	First lien (2)(3)	SOFR(Q)*	+	3.38% +3.88%/PIK	11.52%	08/2022	08/2028	19,638	19,474	19,467
	First lien (3)	SOFR(Q)	+	7.25%	11.52%	10/2022	08/2028	5,126	5,082	5,087
								24,764	24,556	24,554	3.24%
Diamondback Acquisition, Inc.
Software	First lien (2)(3)	L(M)	+	5.50%	9.88%	09/2021	09/2028	25,075	24,863	24,498	3.23%
IG Investments Holdings, LLC
Business Services	First lien (2)(3)	L(M)	+	6.00%	10.38%	09/2021	09/2028	23,141	22,944	22,822
	First lien (3)(4) - Drawn	L(M)	+	6.00%	10.39%	09/2021	09/2027	730	726	720
								23,871	23,670	23,542	3.10%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(3)	SOFR(M)	+	4.75%	9.17%	12/2020	12/2026	17,749	17,620	17,260
	First lien (3)	SOFR(M)	+	4.75%	9.17%	12/2020	12/2026	5,372	5,331	5,224
	First lien (3)(4) - Drawn	SOFR(M)	+	4.75%	9.17%	01/2022	12/2026	637	631	619
								23,758	23,582	23,103	3.04%
Syndigo LLC
Software	First lien (2)(3)	L(M)	+	4.50%	8.84%	12/2020	12/2027	19,650	19,539	19,119
	Second Lien (3)	L(S)	+	8.00%	13.21%	12/2020	12/2028	4,000	3,981	3,745
								23,650	23,520	22,864	3.01%
Notorious Topco, LLC
Consumer Products	First lien (2)(3)	SOFR(Q)	+	6.75%	10.99%	11/2021	11/2027	21,053	20,919	20,700
	First lien (3)(4) - Drawn	SOFR(Q)	+	6.75%	10.99%	11/2021	11/2027	1,835	1,815	1,804
	First lien (3)(4) - Drawn	SOFR(Q)	+	6.75%	10.99%	11/2021	05/2027	307	308	302
								23,195	23,042	22,806	3.00%
Anaplan, Inc.
Software	First lien (2)(3)	SOFR(M)	+	6.50%	10.82%	06/2022	06/2029	22,941	22,725	22,712	2.99%
PDQ.com Corporation
Software	First lien (3)	SOFR(Q)	+	4.75%	9.43%	09/2021	08/2027	13,360	13,306	13,046
	First lien (3)	SOFR(Q)	+	4.75%	9.43%	09/2021	08/2027	9,152	9,115	8,937
								22,512	22,421	21,983	2.90%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CCBlue Bidco, Inc.
Healthcare	First lien (2)(3)	L(Q)*	+	3.50% + 2.75%/PIK	10.98%	12/2021	12/2028	$20,979	$20,800	$20,559
	First lien (3)(4) - Drawn	L(Q)*	+	3.50% + 2.75%/PIK	10.98%	12/2021	12/2028	1,090	1,081	1,069
								22,069	21,881	21,628	2.85%
KWOR Acquisition, Inc.
Business Services	First lien (2)(3)	L(M)	+	5.25%	9.64%	12/2021	12/2028	20,712	20,576	20,514	2.70%
Eisner Advisory Group LLC
Financial Services	First lien (2)(3)	SOFR(M)	+	5.25%	9.69%	08/2021	07/2028	19,654	19,542	18,780
	First lien (3)	SOFR(M)	+	5.25%	9.69%	08/2021	07/2028	1,662	1,655	1,589
								21,316	21,197	20,369	2.68%
Avalara, Inc.
Software	First lien (3)	SOFR(Q)	+	7.25%	11.83%	10/2022	10/2028	20,012	19,768	19,840	2.61%
Recorded Future, Inc.
Software	First lien (2)(3)	L(Q)	+	5.25%	9.98%	12/2021	07/2025	7,425	7,398	7,363
	First lien (2)(3)	L(Q)	+	5.25%	9.98%	08/2020	07/2025	5,758	5,726	5,710
	First lien (3)	L(Q)	+	5.25%	9.98%	08/2020	07/2025	4,104	4,064	4,070
	First lien (2)(3)	L(Q)	+	5.25%	9.98%	01/2022	07/2025	2,492	2,478	2,471
								19,779	19,666	19,614	2.58%
Thermostat Purchaser III, Inc.
Business Services	First lien (2)(3)	L(Q)	+	4.50%	9.23%	08/2021	08/2028	18,856	18,816	18,216
	First lien (3)	L(Q)	+	4.50%	9.23%	08/2021	08/2028	1,297	1,292	1,253
								20,153	20,108	19,469	2.56%
DECA Dental Holdings LLC
Healthcare	First lien (2)(3)	L(Q)	+	5.75%	10.48%	08/2021	08/2028	16,862	16,720	16,138
	First lien (3)(4) - Drawn	L(Q)	+	5.75%	10.48%	08/2021	08/2028	1,775	1,760	1,699
	First lien (3)(4) - Drawn	L(Q)	+	5.75%	10.48%	08/2021	08/2027	1,168	1,160	1,118
								19,805	19,640	18,955	2.50%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (2)(3)	L(M)	+	5.75%	10.13%	10/2021	10/2028	11,633	11,533	11,435
	First lien (2)(3)	L(M)	+	5.75%	10.13%	12/2021	10/2028	7,311	7,247	7,187
								18,944	18,780	18,622	2.45%
AAH Topco, LLC
Consumer Services	First lien (2)(3)	L(M)	+	5.50%	9.89%	12/2021	12/2027	11,755	11,655	11,609
	First lien (3)(4) - Drawn	L(M)	+	5.50%	9.82%	12/2021	12/2027	6,322	6,269	6,243
								18,077	17,924	17,852	2.35%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First lien (2)(3)	L(Q)	+	5.50%	10.23%	10/2021	10/2028	$12,278	$12,172	$11,990
	First lien (3)	L(Q)	+	5.50%	10.23%	10/2021	10/2028	4,943	4,902	4,828
	First lien (3)(4) - Drawn	L(S)	+	5.00%	10.83%	10/2021	10/2027	230	231	224
								17,451	17,305	17,042	2.25%
GraphPAD Software, LLC
Healthcare	First lien (2)(3)	L(Q)	+	5.50%	10.23%	12/2021	04/2027	9,198	9,160	9,035
	First lien (2)(3)	L(Q)	+	5.50%	10.23%	04/2021	04/2027	6,895	6,869	6,773
	First lien (2)(3)	L(Q)	+	5.50%	10.23%	10/2021	04/2027	1,060	1,056	1,041
								17,153	17,085	16,849	2.22%
Project Essential Bidco, Inc.
Software	First lien (2)(3)	L(Q)	+	5.75%	9.99%	04/2021	04/2028	17,208	17,088	16,678	2.20%
Granicus, Inc.
Software	First lien (2)(3)	L(M)*	+	5.50% + 1.50%/PIK	11.14%	01/2021	01/2027	10,641	10,583	10,640
	First lien (3)	L(M)*	+	5.50% + 1.50%/PIK	11.14%	01/2021	01/2027	2,980	2,963	2,980
	First lien (3)	L(M)	+	6.00%	10.14%	04/2021	01/2027	2,290	2,272	2,290
	First lien (3)(4) - Drawn	L(M)	+	6.50%	10.69%	01/2021	01/2027	405	405	405
								16,316	16,223	16,315	2.15%
Foreside Financial Group, LLC
Business Services	First lien (2)(3)	L(M)	+	5.50%	9.88%	05/2022	09/2027	14,902	14,767	14,753
	First lien (3)	L(M)	+	5.50%	9.88%	05/2022	09/2027	966	957	956
								15,868	15,724	15,709	2.07%
Ocala Bidco, Inc.
Healthcare	First lien (2)(3)	L(Q)*	+	3.50% + 2.75%/PIK	10.95%	12/2021	11/2028	15,635	15,466	15,455	2.04%
MRI Software LLC
Software	First lien (2)(3)	L(Q)	+	5.50%	10.23%	01/2020	02/2026	10,917	10,885	10,669
	First lien (2)(3)	L(Q)	+	5.50%	10.23%	03/2021	02/2026	3,096	3,091	3,026
	First lien (3)	L(Q)	+	5.50%	10.23%	03/2021	02/2026	1,370	1,367	1,338
	First lien (3)	L(Q)	+	5.50%	10.23%	01/2020	02/2026	315	314	308
								15,698	15,657	15,341	2.02%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(3)	L(Q)	+	5.75%	10.48%	12/2021	12/2027	9,030	8,953	8,783
	First lien (3)	L(Q)	+	5.75%	10.48%	12/2021	12/2027	3,012	2,986	2,930
	First lien (3)	L(Q)	+	5.75%	10.48%	12/2021	12/2027	3,031	3,005	2,948
	First lien (3)(4) - Drawn	L(Q)	+	5.75%	10.50%	12/2021	12/2027	426	423	414
	First lien (3)(4) - Drawn	L(Q)	+	6.00%	10.54%	07/2022	12/2027	200	198	198
								15,699	15,565	15,273	2.01%
Foundational Education Group, Inc.
Education	First lien (2)(3)	SOFR(Q)	+	3.75%	8.59%	08/2021	08/2028	9,380	9,341	8,816
	Second Lien (2)(3)	SOFR(Q)	+	6.50%	11.34%	08/2021	08/2029	6,488	6,460	6,001
								15,868	15,801	14,817	1.95%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Kaseya Inc.
Software	First lien (2)(3)	SOFR(Q)	+	5.75%	10.33%	06/2022	06/2029	$14,662	$14,559	$14,448	1.90%
Pioneer Topco I, L.P.(6)
Pioneer Buyer I, LLC
Software	First lien (3)	L(Q)*	+	7.00%/PIK	11.73%	11/2021	11/2028	12,457	12,359	12,295
	First lien (3)	L(Q)*	+	7.00%/PIK	11.73%	03/2022	11/2028	1,707	1,693	1,685
								14,164	14,052	13,980	1.84%
RealPage, Inc.
Software	Second Lien	L(M)	+	6.50%	10.88%	02/2021	04/2029	13,612	13,526	13,153	1.73%
Businessolver.com, Inc.
Software	First lien (2)(3)	L(S)	+	5.50%	9.67%	12/2021	12/2027	12,454	12,401	12,280
	First lien (3)(4) - Drawn	L(S)	+	5.50%	9.88%	12/2021	12/2027	289	288	285
								12,743	12,689	12,565	1.66%
Relativity ODA LLC
Software	First lien (3)	L(M)*	+	7.50%/PIK	11.89%	05/2021	05/2027	12,146	12,044	12,146	1.60%
CentralSquare Technologies, LLC
Software	First lien (2)	L(Q)	+	3.75%	8.48%	04/2020	08/2025	13,373	12,092	11,597	1.53%
OB Hospitalist Group, Inc.
Healthcare	First lien (2)(3)	L(Q)	+	5.50%	10.23%	09/2021	09/2027	11,364	11,270	11,006
	First lien (3)(4) - Drawn	L(Q)	+	5.50%	10.17%	09/2021	09/2027	515	512	498
								11,879	11,782	11,504	1.52%
CFS Management, LLC
Healthcare	First lien (2)(3)	SOFR(Q)*	+	6.25% + 0.75%/PIK	11.84%	09/2021	07/2024	8,796	8,766	8,214
	First lien (3)	SOFR(Q)*	+	6.25% + 0.75%/PIK	11.84%	09/2021	07/2024	3,350	3,339	3,128
								12,146	12,105	11,342	1.49%
DOCS, MSO, LLC
Healthcare	First lien (2)(3)	SOFR(S)	+	5.75%	10.54%	06/2022	06/2028	11,564	11,564	11,248	1.48%
Bullhorn, Inc.
Software	First lien (2)(3)	L(Q)	+	5.75%	10.48%	09/2020	09/2026	9,654	9,607	9,654
	First lien (3)	L(Q)	+	5.75%	10.48%	09/2020	09/2026	1,231	1,229	1,231
	First lien (3)(4) - Drawn	L(Q)	+	5.75%	10.48%	09/2020	09/2026	319	318	319
								11,204	11,154	11,204	1.48%
Daxko Acquisition Corporation
Software	First lien (2)(3)	L(M)	+	5.50%	9.88%	10/2021	10/2028	10,440	10,351	10,148
	First lien (3)	L(M)	+	5.50%	9.88%	10/2021	10/2028	880	872	855
	First lien (3)(4) - Drawn	P(Q)	+	4.50%	12.00%	10/2021	10/2027	26	27	25
								11,346	11,250	11,028	1.45%
Snap One Holdings Corp.**
Distribution & Logistics	First lien (2)	L(M)	+	4.50%	8.88%	11/2021	12/2028	11,094	11,046	10,206	1.34%
Bottomline Technologies, Inc.
Software	First lien (2)(3)	SOFR(M)	+	5.50%	9.82%	05/2022	05/2029	10,102	10,008	10,002	1.32%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Xactly Corporation
Software	First lien (3)	L(Q)	+	7.25%	11.99%	06/2020	07/2023	$9,449	$9,351	$9,449
	First lien (3)(4) - Drawn	L(M)	+	7.25%	11.70%	06/2020	07/2023	551	545	551
								10,000	9,896	10,000	1.32%
LSCS Holdings, Inc.
Healthcare	First lien (2)	L(M)	+	4.50%	8.88%	11/2021	12/2028	10,355	10,332	9,902	1.30%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(3)	SOFR(M)	+	5.75%	10.17%	07/2021	07/2028	6,101	6,063	5,987
	First lien (2)(3)	SOFR(M)	+	5.75%	10.17%	07/2022	07/2028	3,585	3,551	3,518
	First lien (3)(4) - Drawn	SOFR(M)	+	5.75%	10.17%	07/2021	07/2026	345	345	338
	Subordinated (3)	SOFR(Q)	+	8.25%	12.93%	07/2022	07/2029	1	1	1
								10,032	9,960	9,844	1.30%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(3)	L(M)	+	5.50%	9.88%	08/2021	08/2026	7,194	7,140	7,107
	First lien (3)(4) - Drawn	L(M)	+	5.50%	9.88%	04/2022	08/2026	2,468	2,447	2,438
								9,662	9,587	9,545	1.26%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second Lien (2)(3)	L(M)	+	6.75%	11.13%	11/2021	12/2029	10,000	9,955	9,419	1.24%
RXB Holdings, Inc.
Healthcare	First lien (2)(3)	L(M)	+	4.50%	8.72%	07/2021	12/2027	9,850	9,830	9,358	1.23%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)	SOFR(Q)	+	6.75%	10.84%	09/2022	10/2029	9,196	9,062	9,058	1.19%
ACI Group Holdings, Inc.
Healthcare	First lien (2)(3)	L(M)*	+	4.50% + 1.25%/PIK	10.13%	08/2021	08/2028	7,385	7,325	7,137
	First lien (3)(4) - Drawn	L(M)	+	4.50% + 1.25%/PIK	10.13%	08/2021	08/2028	950	942	918
	First lien (3)(4) - Drawn	L(M)	+	5.50%	9.88%	08/2021	08/2027	87	88	84
								8,422	8,355	8,139	1.07%
NMC Crimson Holdings, Inc.
Healthcare	First lien (2)(3)	L(Q)	+	6.00%	9.74%	03/2021	03/2028	7,401	7,313	7,350
	First lien (3)(4) - Drawn	L(M)	+	6.00%	10.39%	03/2021	03/2028	501	495	497
								7,902	7,808	7,847	1.03%
DCA Investment Holding, LLC
Healthcare	First lien (2)(3)	SOFR(Q)	+	6.41%	10.39%	03/2021	04/2028	6,347	6,309	6,224
	First lien (3)	SOFR(M)	+	6.41%	10.73%	03/2021	04/2028	1,057	1,052	1,036
	First lien (3)(4) - Drawn	SOFR(S)	+	6.41%	10.14%	03/2021	04/2028	453	449	444
								7,857	7,810	7,704	1.01%
OEConnection LLC
Software	Second Lien (2)(3)	SOFR(M)	+	7.00%	11.42%	12/2021	09/2027	7,360	7,297	7,134	0.94%
Maverick Bidco Inc.
Software	Second Lien (3)	L(Q)	+	6.75%	11.16%	04/2021	05/2029	6,800	6,783	6,548	0.86%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	L(Q)	+	6.00%	10.41%	03/2020	02/2026	$5,374	$5,359	$5,374
	First lien (2)(3)	L(Q)	+	8.00%	12.73%	10/2020	08/2026	967	960	967
								6,341	6,319	6,341	0.84%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(3)	SOFR(M)	+	5.25%	9.38%	12/2021	12/2028	5,173	5,127	5,028
	First lien (3)(4) - Drawn	SOFR(Q)	+	5.25%	9.44%	12/2021	12/2028	1,251	1,240	1,216
								6,424	6,367	6,244	0.82%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3)	L(M)	+	5.25%	9.42%	02/2020	02/2026	6,150	6,132	6,150	0.81%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(3)	L(S)	+	5.25%	10.18%	06/2021	06/2027	4,966	4,926	4,926
	First lien (3)(4) - Drawn	L(S)	+	5.25%	9.40%	06/2021	06/2027	933	925	925
								5,899	5,851	5,851	0.77%
Therapy Brands Holdings LLC
Software	Second Lien (2)(3)	L(M)	+	6.75%	11.10%	05/2021	05/2029	6,000	5,967	5,784	0.76%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(3)	L(Q)*	+	5.25% + 2.00%/PIK	11.98%	07/2021	07/2027	5,406	5,359	4,817
	First lien (3)(4) - Drawn	L(M)*	+	5.25% + 2.00%/PIK	11.63%	07/2021	07/2026	596	591	531
								6,002	5,950	5,348	0.70%
DS Admiral Bidco, LLC
Software	First lien	SOFR(M)	+	7.00%	11.51%	12/2022	12/2029	4,906	4,832	4,832	0.64%
KPSKY Acquisition Inc.
Business Services	First lien (2)(3)	L(M)	+	5.50%	9.89%	10/2021	10/2028	4,382	4,345	4,190
	First lien (3)	P(Q)	+	4.50%	12.00%	10/2021	10/2028	504	500	482
	First lien (3)(4) - Drawn	P(Q)	+	4.50%	12.00%	06/2022	10/2028	93	92	89
								4,979	4,937	4,761	0.63%
Community Brands ParentCo, LLC
Software	First lien (2)(3)	SOFR(M)	+	5.75%	10.17%	02/2022	02/2028	4,656	4,615	4,503	0.59%
Safety Borrower Holdings LLC
Software	First lien (2)(3)	L(S)	+	5.25%	10.41%	09/2021	09/2027	3,706	3,691	3,645
	First lien (3)	L(S)	+	5.25%	10.41%	09/2021	09/2027	828	824	814
								4,534	4,515	4,459	0.59%
Convey Health Solutions, Inc.**
Healthcare	First lien (2)(3)	SOFR(Q)	+	5.25%	9.93%	02/2022	09/2026	4,533	4,477	4,398	0.58%
eResearchTechnology, Inc.
Healthcare	First lien (2)	L(M)	+	4.50%	8.88%	01/2021	02/2027	4,912	4,912	4,363	0.57%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Sun Acquirer Corp.
Consumer Services	First lien (2)(3)	L(M)	+	5.75%	10.13%	09/2021	09/2028	$2,590	$2,571	$2,547
	First lien (3)(4) - Drawn	L(M)	+	5.75%	10.13%	09/2021	09/2028	1,814	1,794	1,784
								4,404	4,365	4,331	0.57%
Calabrio, Inc.
Software	First lien (3)	L(Q)	+	7.00%	11.73%	04/2021	04/2027	3,986	3,963	3,986
	First lien (3)(4) - Drawn	L(Q)	+	7.00%	11.75%	04/2021	04/2027	274	273	274
								4,260	4,236	4,260	0.56%
TigerConnect, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)*	+	3.63% + 3.63%/PIK	11.49%	02/2022	02/2028	4,223	4,185	4,121
	First lien (2)(3)(4) - Drawn	SOFR(Q)*	+	3.63% + 3.63%/PIK	11.49%	02/2022	02/2028	39	39	38
								4,262	4,224	4,159	0.55%
Appriss Health, LLC
Healthcare	First lien (3)	L(M)	+	7.25%	11.54%	05/2021	05/2027	4,052	4,021	4,052	0.53%
Affinipay Midco, LLC
Software	First lien (2)(3)	SOFR(S)	+	5.75%	10.64%	07/2022	06/2028	4,086	4,048	4,046	0.53%
USRP Holdings, Inc.
Business Services	First lien (2)(3)	L(Q)	+	5.50%	10.23%	07/2021	07/2027	3,652	3,623	3,533
	First lien (3)	L(Q)	+	5.50%	10.23%	07/2021	07/2027	475	472	460
								4,127	4,095	3,993	0.53%
Radwell Parent, LLC
Distribution & Logistics	First lien (3)	SOFR(Q)	+	6.75%	11.33%	11/2022	04/2029	3,755	3,699	3,699	0.49%
STATS Intermediate Holdings, LLC**
Business Services	First lien (2)	L(Q)	+	5.25%	9.90%	08/2021	07/2026	3,932	3,932	3,632	0.48%
Quartz Holding Company
Software	Second Lien (2)(3)	L(M)	+	8.00%	12.38%	10/2020	04/2027	3,000	2,989	2,941	0.39%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(3)	SOFR(S)	+	6.00%	10.62%	05/2022	05/2029	2,879	2,853	2,850
	First lien (3)(4) - Drawn	SOFR(S)	+	6.00%	10.61%	05/2022	05/2028	65	65	65
								2,944	2,918	2,915	0.38%
Barracuda Parent, LLC
Software	First lien (2)	SOFR(Q)	+	4.50%	8.59%	05/2022	08/2029	3,000	2,957	2,893	0.38%
Geo Parent Corporation
Business Services	First lien (2)(3)	SOFR(Q)	+	5.25%	9.44%	05/2020	12/2025	2,917	2,849	2,845	0.37%
SpecialtyCare, Inc.
Healthcare	First lien (2)(3)	L(Q)	+	5.75%	9.49%	06/2021	06/2028	2,861	2,825	2,740
	First lien (3)(4) - Drawn	L(M)	+	4.00%	8.29%	06/2021	06/2026	85	85	81
	First lien (3)(4) - Drawn	L(Q)	+	5.75%	9.76%	06/2021	06/2028	22	22	21
								2,968	2,932	2,842	0.37%
Bluefin Holding, LLC
Software	Second Lien (2)(3)	L(Q)	+	7.75%	12.48%	06/2020	09/2027	2,500	2,403	2,408	0.32%
Spring Education Group, Inc.
Education	First lien (2)	L(Q)	+	4.00%	8.73%	03/2020	07/2025	2,429	2,046	2,380	0.31%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Cloudera, Inc.
Software	Second lien	L(M)	+	6.00%	10.38%	10/2022	10/2029	$2,500	$2,069	$2,097	0.28%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)	L(Q)	+	3.50%	8.26%	09/2022	08/2024	2,487	1,566	1,617	0.21%
YLG Holdings, Inc.
Business Services	First lien (3)(4) - Drawn	L(S)	+	5.00%	9.90%	10/2021	10/2025	1,531	1,517	1,491	0.20%
Vectra Co.
Business Products	First lien (2)	L(M)	+	3.25%	7.63%	03/2020	03/2025	1,366	1,248	1,087	0.14%
Virtusa Corporation
Software	Subordinated	Fixed(S)		7.13%	7.13%	09/2022	12/2028	1,370	1,044	1,046	0.14%
Total Funded Debt Investments - United States								$1,166,146	$1,154,224	$1,138,523	149.99%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(3)	L(M)	+	6.00%	10.29%	10/2021	09/2028	$23,010	$22,813	$22,639	2.98%
Total Funded Debt Investments - Netherlands								$23,010	$22,813	$22,639	2.98%
Funded Debt Investments - United Kingdom
Trident Bidco Limited **
Business Services	First lien (2)(3)	SOFR(Q)	+	5.25%	9.07%	06/2022	06/2029	$10,668	$10,569	$10,437
	First lien (2)(3)	SOFR(Q)	+	5.25%	9.07%	09/2022	06/2029	1,906	1,889	1,866
								12,574	12,458	12,303	1.63%
Total Funded Debt Investments - United Kingdom								$12,574	$12,458	$12,303	1.63%
Fundedd Debt Investments - Australia
Atlas AU Bidco Pty Ltd **
Business Services	First lien	SOFR(M)	+	7.25%	11.48%	12/2022	12/2029	$2,245	$2,211	$2,211	0.29%
Funded Debt Investments - Australia								$2,245	$2,211	$2,211	0.29%
Total Funded Debt Investments								$1,203,975	$1,191,706	$1,175,676	154.89%
Equity - United States
Pioneer Topco I, L.P.(6)
Software	Ordinary Shares(3)(6)	—		—	—	11/2021	—	10	$—	$—	—%
Total Shares - United States									$—	$—	—%
Total Shares									—	—	—%
Total Funded Investments									$1,191,706	$1,175,676	154.89%
Unfunded Debt Investments - United States
Associations, Inc.
Business Services	First lien (3)(4) - Undrawn	—		—	—	07/2021	07/2027	$1,476	$(6)	$—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—		—	—	03/2020	02/2025	395	(1)	—	—%
Appriss Health, LLC
Healthcare	First lien (3)(4) - Undrawn	—		—	—	05/2021	05/2027	271	(2)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	09/2020	09/2026	$374	$(3)	$—	—%
Calabrio, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	04/2021	04/2027	206	(2)	—	—%
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	08/2020	08/2025	1,658	(21)	—	—%
Relativity ODA LLC
Software	First lien (3)(4) - Undrawn	—	—	—	05/2021	05/2027	1,061	(10)	—	—%
Granicus, Inc.
	First lien (3)(4) - Undrawn	—	—	—	01/2021	01/2027	802	(6)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(4) - Undrawn	—	—	—	02/2020	02/2026	701	(2)	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (3)(4) - Undrawn	—	—	—	04/2022	04/2024	113	—	(1)	(0.00)%
Radwell Parent, LLC
Distribution & Logistics	First lien (3)(4) - Undrawn	—	—	—	11/2022	04/2028	282	(4)	(2)	(0.00)%
Safety Borrower Holdings LLC
Software	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	333	(1)	(5)	(0.00)%
Bottomline Technologies, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2028	844	(8)	(8)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	363	(3)	(6)
	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2023	98	—	(2)
							461	(3)	(8)	(0.00)%
Affinipay Midco, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	07/2022	06/2028	273	(2)	(3)
	First lien (3)(4) - Undrawn	—	—	—	07/2022	06/2024	574	—	(6)
							847	(2)	(9)	(0.00)%
USRP Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2027	288	(2)	(9)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2028	278	(3)	(3)
	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	687	—	(7)
							965	(3)	(10)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	08/2020	07/2025	1,202	(8)	(10)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2027	$484	$(4)	$(4)
	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2023	763	—	(6)
							1,247	(4)	(10)	(0.00)%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	1,420	—	(9)
	First lien (3)(4) - Undrawn	—	—	—	08/2021	10/2027	516	(1)	(3)
							1,936	(1)	(12)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	1,095	(11)	(15)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	11/2021	11/2024	514	(5)	(15)	(0.00)%
DCA Investment Holding, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	03/2021	03/2023	72	—	(1)
	First lien (4) - Undrawn	—	—	—	12/2022	12/2024	938	—	(14)
							1,010	—	(15)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2026	147	(2)	(16)	(0.00)%
iCIMS, Inc.
Software	First lien (2)(3)(4) - Undrawn	—	—	—	08/2022	08/2024	5,216	—	—
	First lien (3)(4) - Undrawn	—	—	—	08/2022	08/2028	1,870	(15)	(16)
							7,086	(15)	(16)	(0.00)%
SpecialtyCare, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2026	139	(2)	(6)
	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2023	246	—	(10)
							385	(2)	(16)	(0.00)%
Avalara, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	10/2022	10/2028	2,001	(24)	(17)	(0.00)%
GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	02/2020	05/2026	1,918	(7)	(17)	(0.00)%
Infogain Corporation
Business Services	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2026	891	(7)	(17)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

TigerConnect, Inc.
Healthcare	First lien (2)(3)(4) - Undrawn	—	—	—	02/2022	02/2023	$135	$—	$(3)
	First lien (3)(4) - Undrawn	—	—	—	02/2022	02/2028	603	(5)	(14)
							738	(5)	(17)	(0.00)%
Ocala Bidco, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	12/2021	05/2024	1,630	—	(19)	(0.00)%
NMC Crimson Holdings, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	03/2021	03/2023	2,764	—	(19)	(0.00)%
OA Buyer, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2028	3,041	(26)	(25)	(0.00)%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	895	—	(13)
	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2029	895	(6)	(13)
							1,790	(6)	(26)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	02/2022	02/2028	276	(2)	(9)
	First lien (3)(4) - Undrawn	—	—	—	02/2022	02/2024	552	—	(18)
							828	(2)	(27)	(0.00)%
Pioneer Topco I, L.P.(6)
Pioneer Buyer I, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	11/2021	11/2027	2,045	(17)	(27)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	2,883	(18)	(28)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	655	—	(29)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	970	(10)	(31)	(0.01)%
Daxko Acquisition Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2023	416	—	(12)
	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2027	757	(8)	(21)
							1,173	(8)	(33)	(0.01)%
Foreside Financial Group, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	05/2022	09/2027	977	(9)	(10)
	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	2,287	—	(23)
							3,264	(9)	(33)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	07/2022	07/2024	$1,753	$—	$(18)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	791	(8)	(22)
							2,544	(8)	(40)	(0.01)%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	09/2022	09/2024	1,339	—	(20)
	First lien (3)(4) - Undrawn	—	—	—	09/2022	10/2029	1,339	(19)	(20)
							2,678	(19)	(40)	(0.01)%
Zone Climate Services, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	03/2022	03/2028	2,601	(27)	(42)	(0.01)%
Businessolver.com, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2023	3,089	—	(43)	(0.01)%
Notorious Topco, LLC
Consumer Products	First lien (3)(4) - Undrawn	—	—	—	11/2021	05/2027	1,537	(12)	(26)
	First lien (3)(4) - Undrawn	—	—	—	11/2021	11/2023	1,230	—	(21)
							2,767	(12)	(47)	(0.01)%
PDQ.com Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	09/2021	08/2027	2,206	(9)	(52)	(0.01)%
MRI Software LLC
Software	First lien (3)(4) - Undrawn	—	—	—	01/2020	02/2026	780	(2)	(18)
	First lien (3)(4) - Undrawn	—	—	—	02/2022	08/2023	1,523	—	(35)
							2,303	(2)	(53)	(0.01)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	539	(4)	(15)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	06/2023	1,440	—	(40)
							1,979	(4)	(55)	(0.01)%
CCBlue Bidco, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2023	2,974	—	(59)	(0.01)%
Project Essential Bidco, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	04/2021	04/2027	2,241	(14)	(69)	(0.01)%
ACI Group Holdings, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2027	701	(7)	(24)
	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2023	1,801	—	(61)
							2,502	(7)	(85)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Diamondback Acquisition, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2023	$4,237	$—	$(97)	(0.01)%
AAH Topco, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,413	(12)	(18)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2023	6,672	—	(83)
							8,085	(12)	(101)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2023	49	—	(1)
	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2027	1,493	(15)	(35)
	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	2,942	—	(69)
							4,484	(15)	(105)	(0.02)%
Thermostat Purchaser III, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2023	3,145	—	(107)	(0.02)%
GraphPAD Software, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	04/2021	04/2027	1,000	(4)	(18)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	11/2023	5,068	(20)	(90)
							6,068	(24)	(108)	(0.02)%
YLG Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2023	4,901	—	(128)	(0.02)%
DOCS, MSO, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	4,044	—	(111)
	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2028	1,078	—	(30)
							5,122	—	(141)	(0.02)%
Allworth Financial Group, L.P.
Financial Services	First lien (3)(4) - Undrawn	—	—	—	01/2022	01/2024	1,971	—	(54)
	First lien (3)(4) - Undrawn	—	—	—	12/2020	12/2026	3,507	(25)	(96)
							5,478	(25)	(150)	(0.02)%
DECA Dental Holdings LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2027	180	(2)	(8)
	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2023	4,044	—	(174)
							4,224	(2)	(182)	(0.02)%
Total Unfunded Debt Investments - United States							$125,918	$(443)	$(2,246)	(0.30)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2027	$1,726	$(14)	$(28)	(0.00)%
Total Unfunded Debt Investments - Netherlands							$1,726	$(14)	$(28)	(0.00)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd **
Business Services	First lien (4) - Undrawn	—	—	—	12/2022	12/2028	$208	$(3)	$(3)	(0.00)%
Total Unfunded Debt Investments - Australia							$208	$(3)	$(3)	(0.00)%
Total Unfunded Debt Investments							$127,852	$(460)	$(2,277)	(0.30)%
Total Non-Controlled/Non-Affiliated Investments								$1,191,246	$1,173,399	154.59%
Total Investments								$1,191,246	$1,173,399	154.59%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2022.
(6)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds a first lien term loan and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
*    All or a portion of interest contains payment-in kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2022, 5.25% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands)

	December 31, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	95.04%
Second lien	4.87%
Subordinated	0.09%
Equity and other	—%	(1)
Total investments	100.00%

(1)As of December 31, 2022, equity and other investments made up less than 0.01% of total investments.

December 31, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	40.61%
Business Services	22.10%
Healthcare	16.78%
Financial Services	7.62%
Consumer Services	3.18%
Consumer Products	1.94%
Information Technology	1.93%
Distribution & Logistics	1.85%
Education	1.47%
Packaging	1.44%
Specialty Chemicals & Materials	0.99%
Business Products	0.09%
Total investments	100.00%

December 31, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	99.91%
Fixed rates	0.09%
Total investments	100.00%
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

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

RealPage, Inc.
Software	First lien (2)	7.25% (L + 6.50%/M)	2/18/2021	4/23/2029	$14,250	$14,150	$14,535	2.02%
CentralSquare Technologies, LLC
Software	First lien (2)	3.97% (L + 3.75%/Q)	4/1/2020	8/29/2025	13,512	11,804	12,779	1.78%
Businessolver.com, Inc.
Software	First lien (2)	6.50% (L + 5.75%/S)	12/1/2021	12/1/2027	12,548	12,486	12,486	1.73%
Fortis Solutions Group, LLC
Packaging	First lien (2)(3)	6.25% (L + 5.50%/Q)	10/15/2021	10/13/2028	12,402	12,281	12,278	1.71%
AAH Topco, LLC
Consumer Services	First lien (2)	6.25% (L + 5.50%/Q)	12/22/2021	12/22/2027	11,873	11,755	11,755	1.63%
Recorded Future, Inc.
Software	First lien (2)	7.00% (L + 6.00%/Q)	12/30/2021	7/3/2025	7,500	7,463	7,463
	First lien	7.00% (L + 6.00%/Q)	8/3/2020	7/3/2025	4,146	4,091	4,125
					11,646	11,554	11,588	1.61%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (2)(3)	6.25% (L + 5.50%/Q)	9/21/2021	9/27/2027	11,450	11,339	11,335
	First lien (3)(4) - Drawn	6.25% (L + 5.50%/M)	9/21/2021	9/27/2027	158	157	157
					11,608	11,496	11,492	1.60%
MRI Software LLC
Software	First lien (2)(3)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	11,029	10,989	11,029
	First lien (3)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	319	317	319
	First lien (2)(3)	6.50% (L + 5.50%/Q)	3/24/2021	2/10/2026	103	103	103
					11,451	11,409	11,451	1.59%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)	6.50% (L + 5.75%/Q)	12/20/2021	12/21/2027	9,122	9,031	9,030
	First lien (4) - Drawn	6.50% (L + 5.75%/Q)	12/20/2021	12/21/2027	2,274	2,251	2,251
					11,396	11,282	11,281	1.57%
Pioneer Topco I, L.P.(6)
Pioneer Buyer I, LLC
Software	First lien (3)	7.75% (L + 7.00% PIK/Q)*	11/1/2021	11/1/2028	11,394	11,284	11,280	1.57%
Snap One Holdings Corp.**
Distribution & Logistics	First lien (2)	5.00% (L + 4.50%/M)	11/23/2021	12/8/2028	11,178	11,122	11,164	1.55%
Relativity ODA LLC
Software	First lien (3)	8.50% (L + 7.50% PIK/M)*	5/12/2021	5/12/2027	11,175	11,053	11,035	1.53%
LSCS Holdings, Inc.
Healthcare Services	First lien (2)	5.00% (L + 4.50%/Q)	11/23/2021	12/18/2028	10,460	10,434	10,485	1.46%
CFS Management, LLC
Healthcare Services	First lien (2)(3)	6.50% (L + 5.50%/S)	9/1/2021	7/1/2024	8,878	8,828	8,878
	First lien (3)(4) - Drawn	6.50% (L + 5.50%/Q)	9/1/2021	7/1/2024	1,601	1,593	1,601
					10,479	10,421	10,479	1.46%
Daxko Acquisition Corporation
Software	First lien (2)(3)	6.25% (L + 5.50%/Q)	10/15/2021	10/16/2028	10,546	10,444	10,440	1.45%
RXB Holdings, Inc.
Healthcare Services	First lien (2)	5.25% (L + 4.50%/S)	7/28/2021	12/20/2027	9,950	9,927	9,981	1.39%
Energize Holdco LLC
Business Services	Second Lien (2)	7.25% (L + 6.75%/Q)	11/19/2021	12/7/2029	10,000	9,950	9,950	1.38%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Bullhorn, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	9/11/2020	9/30/2026	$9,748	$9,690	$9,748	1.35%
Bracket Intermediate Holding Corp.
Healthcare Services	First lien (2)	4.38% (L + 4.25%/Q)	3/30/2020	9/5/2025	9,572	8,487	9,562	1.33%
Xactly Corporation
Software	First lien (3)	8.25% (L + 7.25%/S)	6/5/2020	7/31/2023	9,449	9,191	9,449	1.31%
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(3)	6.25% (L + 5.50%/Q)	8/2/2021	8/2/2028	7,461	7,390	7,386
	First lien (3)(4) - Drawn	6.25% (L + 5.50%/Q)	8/2/2021	8/2/2028	20	19	19
					7,481	7,409	7,405	1.03%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)(3)	6.75% (L + 6.00%/S)	3/1/2021	3/1/2028	7,401	7,300	7,290	1.01%
OEConnection LLC
Business Services	Second Lien (2)	7.50% (L + 7.00%/M)	12/17/2021	9/25/2027	7,360	7,287	7,287	1.01%
Cano Health, LLC**
Healthcare Services	First lien (2)	5.25% (L + 4.50%/S)	12/15/2020	11/23/2027	4,699	4,658	4,708
	First lien	5.25% (L + 4.50%/S)	12/15/2020	11/23/2027	2,375	2,354	2,379
					7,074	7,012	7,087	0.98%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	6,417	6,374	6,393
	First lien (4) - Drawn	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	620	615	617
					7,037	6,989	7,010	0.97%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	6,213	6,190	6,182
	First lien (4) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	245	245	244
					6,458	6,435	6,426	0.89%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	7.00% (L + 6.00%/S)	3/13/2020	2/6/2026	5,429	5,409	5,429
	First lien (2)(3)	9.00% (L + 8.00%/S)	10/15/2020	8/6/2026	977	969	977
					6,406	6,378	6,406	0.89%
Infogain Corporation
Software	First lien (2)(3)	6.75% (L + 5.75%/S)	7/30/2021	7/28/2028	6,163	6,119	6,117	0.85%
Maverick Bidco Inc.
Software	Second Lien (3)	7.50% (L + 6.75%/Q)	4/29/2021	5/18/2029	6,000	5,986	5,985	0.83%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(3)	6.25% (L + 5.25%/Q)	7/19/2021	7/19/2027	5,396	5,339	5,336
	First lien (3)(4) - Drawn	6.25% (L + 5.25%/M)	7/19/2021	7/19/2026	589	583	582
					5,985	5,922	5,918	0.82%
Sovos Compliance, LLC
Software	First lien (2)	5.00% (L + 4.50%/M)	7/29/2021	8/11/2028	5,543	5,536	5,567	0.77%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(3)	6.00% (L + 5.25%/S)	6/30/2021	6/29/2027	4,966	4,919	4,916
	First lien (3)(4) - Drawn	6.00% (L + 5.25%/M)	6/30/2021	6/29/2027	388	384	384
					5,354	5,303	5,300	0.74%
Beacon Pointe Harmony, LLC**
Financial Services	First lien (2)	6.00% (L + 5.25%/Q)	12/29/2021	12/29/2028	5,212	5,160	5,160	0.72%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

eResearchTechnology, Inc.
Healthcare Services	First lien (2)	5.50% (L + 4.50%/M)	1/8/2021	2/4/2027	$4,962	$4,962	$4,991	0.69%
EyeCare Partners, LLC
Healthcare Services	First lien (2)	3.97% (L + 3.75%/Q)	4/16/2020	2/18/2027	4,920	4,165	4,893	0.68%
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)	5.75% (L + 4.75%/Q)	11/18/2020	7/9/2026	2,488	2,467	2,488
	First lien (2)(3)(4) - Drawn	5.75% (L + 4.75%/Q)	11/18/2020	7/9/2026	2,277	2,258	2,277
					4,765	4,725	4,765	0.66%
KPSKY Acquisition Inc.
Industrial Services	First lien (2)(3)	6.25% (L + 5.50%/M)	10/19/2021	10/19/2028	4,427	4,384	4,383
	First lien (3)(4) - Drawn	7.75% (P + 4.50%/Q)	10/19/2021	10/19/2028	253	250	250
					4,680	4,634	4,633	0.64%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second Lien (2)(3)	7.50% (L + 6.75%/Q)	5/12/2021	5/18/2029	4,222	4,202	4,201	0.58%
USRP Holdings, Inc.
Federal Services	First lien (2)	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	3,689	3,654	3,652
	First lien	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	480	476	475
	First lien (4) - Drawn	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	5	5	5
					4,174	4,135	4,132	0.57%
Appriss Health, LLC
Healthcare Information Technology	First lien (3)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	4,063	4,025	4,022	0.56%
Community Brands ParentCo, LLC
Software	First lien (2)(3)	5.00% (L + 4.00%/M)	7/30/2021	12/2/2022	3,980	3,968	3,980	0.55%
STATS Intermediate Holdings, LLC**
Business Services	First lien (2)	5.41% (L + 5.25%/Q)	8/9/2021	7/10/2026	3,972	3,972	3,972	0.55%
Calabrio, Inc.
Software	First lien (3)	8.00% (L + 7.00%/Q)	4/16/2021	4/16/2027	3,986	3,959	3,962	0.55%
GC Waves Holdings, Inc.**
Financial Services	First lien (2)(3)(4) - Drawn	6.25% (L + 5.50%/Q)	8/12/2021	8/13/2026	3,847	3,813	3,847	0.54%
Safety Borrower Holdings LLC
Information Services	First lien (2)(3)	6.75% (L + 5.75%/S)	9/1/2021	9/1/2027	3,742	3,724	3,723	0.52%
Sun Acquirer Corp.
Consumer Services	First lien (2)(3)	6.50% (L + 5.75%/Q)	9/8/2021	9/8/2028	2,616	2,594	2,590
	First lien (3)(4) - Drawn	6.50% (L + 5.75%/Q)	9/8/2021	9/8/2028	1,030	1,021	1,020
					3,646	3,615	3,610	0.50%
Quartz Holding Company
Software	Second Lien (2)(3)	8.10% (L + 8.00%/M)	10/16/2020	4/2/2027	3,000	2,987	3,000	0.42%
MED ParentCo, LP
Healthcare Services	First lien (2)	4.35% (L + 4.25%/M)	4/30/2020	8/31/2026	2,357	2,093	2,359
	First lien	4.35% (L + 4.25%/M)	4/30/2020	8/31/2026	591	526	592
					2,948	2,619	2,951	0.41%
Geo Parent Corporation
Business Services	First lien (2)	5.35% (L + 5.25%/M)	5/29/2020	12/19/2025	2,947	2,859	2,932	0.41%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

SpecialtyCare, Inc.
Healthcare Services	First lien (2)(3)	6.75% (L + 5.75%/Q)	6/18/2021	6/18/2028	$2,890	$2,849	$2,846	0.40%
Bluefin Holding, LLC
Software	Second Lien (2)(3)	7.93% (L + 7.75%/Q)	6/9/2020	9/3/2027	2,500	2,387	2,500	0.35%
Spring Education Group, Inc.
Education	First lien (2)	4.47% (L + 4.25%/Q)	3/23/2020	7/30/2025	2,454	1,948	2,375	0.33%
MH Sub I, LLC (Micro Holding Corp.)
Software	First lien (2)	3.60% (L + 3.50%/M)	3/23/2020	9/13/2024	1,471	1,262	1,465	0.21%
VetCor Professional Practices LLC
Consumer Services	First lien (4) - Drawn	5.00% (L + 4.25%/Q)	12/3/2021	7/2/2025	1,405	1,398	1,398	0.19%
Vectra Co.
Business Products	First lien (2)	3.35% (L + 3.25%/M)	3/26/2020	3/8/2025	1,380	1,213	1,331	0.18%
Total Funded Debt Investments - United States					$1,053,347	$1,038,667	$1,048,508	145.61%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(3)	6.75% (L + 6.00%/Q)	10/1/2021	9/29/2028	$23,010	$22,786	$22,780	3.16%
Total Funded Debt Investments - Netherlands					$23,010	$22,786	$22,780	3.16%
Total Funded Debt Investments					$1,076,357	$1,061,453	$1,071,288	148.77%
Equity - United States
Pioneer Topco I, L.P.(6)
Software	Ordinary Shares(3)	—	11/1/2021	—	10	$—	$—	0.00%
Total Shares - United States						$—	$—	0.00%
Total Shares						$1,061,453	$1,071,288	148.77%
Total Funded Investments						$1,061,453	$1,071,288	148.77%
Unfunded Debt Investments - United States
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	8/4/2020	2/4/2022	$2,866	$(26)	$27
	First lien (3)(4) - Undrawn	—	8/4/2020	8/4/2025	2,369	(16)	—
					5,235	(42)	27	0.00%
Sovos Compliance, LLC
Software	First lien (2)(4) - Undrawn	—	7/29/2021	8/12/2023	957	—	4	0.00%
GC Waves Holdings, Inc.**
Financial Services	First lien (2)(3)(4) - Undrawn	—	8/12/2021	8/11/2023	3,403	—	—	—%
Thermostat Purchaser III, Inc.
Business Services	First lien (4) - Undrawn	—	8/24/2021	8/31/2023	3,516	—	—	—%
YLG Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	10/22/2021	10/22/2023	6,432	—	—	—%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)**
Financial Services	First lien (3)(4) - Undrawn	—	8/13/2021	6/3/2022	2,774	—	—
	First lien (3)(4) - Undrawn	—	8/13/2021	10/4/2027	228	(1)	—
					3,002	(1)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	$395	$(1)	$—	—%
Bearcat Buyer, Inc.
Healthcare Services	First lien (2)(3)(4) - Undrawn	—	11/18/2020	11/23/2022	186	(2)	—	—%
MRI Software LLC
Software	First lien (2)(3)(4) - Undrawn	—	3/24/2021	3/24/2022	3,023	—	—
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	780	(3)	—
					3,803	(3)	—	—%
GS AcquisitionCo, Inc.
Software	First lien (3)(4) - Undrawn	—	10/7/2021	11/2/2022	1,864	—	—
	First lien (3)(4) - Undrawn	—	2/6/2020	5/22/2026	1,007	(6)	—
					2,871	(6)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	10/5/2021	11/8/2022	1,240	(3)	—
	First lien (3)(4) - Undrawn	—	9/11/2020	9/30/2026	693	(4)	—
					1,933	(7)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	11/26/2021	11/26/2023	5,691	—	—
	First lien (3)(4) - Undrawn	—	11/26/2021	11/26/2024	963	(9)	—
					6,654	(9)	—	—%
CFS Management, LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	9/1/2021	9/1/2023	1,766	(11)	—	—%
Xactly Corporation
Software	First lien (3)(4) - Undrawn	—	6/5/2020	7/31/2023	551	(14)	—	—%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2023	895	(8)	—
	First lien (3)(4) - Undrawn	—	6/29/2020	5/2/2025	686	(16)	—
					1,581	(24)	—	—%
Maverick Bidco Inc.
Software	Second Lien (3)(4) - Undrawn	—	4/29/2021	11/18/2022	800	—	(2)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	7/19/2021	7/19/2026	147	(2)	(2)	(0.00)%
Kele Holdco, Inc.
Distribution & Logistics	First lien (4) - Undrawn	—	2/20/2020	2/20/2026	456	(2)	(2)	(0.00)%
KPSKY Acquisition Inc.
Industrial Services	First lien (3)(4) - Undrawn	—	10/19/2021	10/19/2023	254	—	(3)	(0.00)%
Appriss Health, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	5/6/2021	5/6/2027	271	(2)	(3)	(0.00)%
USRP Holdings, Inc.
Federal Services	First lien (4) - Undrawn	—	7/22/2021	7/23/2027	283	(3)	(3)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Calabrio, Inc.
Software	First lien (3)(4) - Undrawn	—	4/16/2021	4/16/2027	$480	$(3)	$(3)	(0.00)%
Recorded Future, Inc.
Software	First lien (4) - Undrawn	—	8/3/2020	7/3/2025	500	(6)	(3)	(0.00)%
DCA Investment Holding, LLC
Healthcare Services	First lien (4) - Undrawn	—	3/12/2021	3/10/2023	970	—	(4)	(0.00)%
Safety Borrower Holdings LLC
Information Services	First lien (3)(4) - Undrawn	—	9/1/2021	9/1/2027	333	(2)	(2)
	First lien (3)(4) - Undrawn	—	9/1/2021	9/1/2022	831	—	(4)
					1,164	(2)	(6)	(0.00)%
SpecialtyCare, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	6/18/2021	6/18/2026	224	(3)	(3)
	First lien (3)(4) - Undrawn	—	6/18/2021	6/18/2023	268	—	(4)
					492	(3)	(7)	(0.00)%
Associations, Inc.
Consumer Services	First lien (3)(4) - Undrawn	—	7/2/2021	7/2/2027	1,476	(7)	(7)	(0.00)%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second Lien (2)(3)(4) - Undrawn	—	5/12/2021	5/18/2023	1,778	—	(9)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (3)(4) - Undrawn	—	9/22/2021	9/22/2027	913	(9)	(9)	(0.00)%
Infogain Corporation
Software	First lien (3)(4) - Undrawn	—	7/30/2021	7/30/2026	1,236	(8)	(9)	(0.00)%
PDQ.com Corporation
Information Technology	First lien (3)(4) - Undrawn	—	9/1/2021	8/27/2027	2,206	(10)	(11)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2027	363	(3)	(4)
	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2023	896	(7)	(9)
					1,259	(10)	(13)	(0.00)%
Relativity ODA LLC
Software	First lien (3)(4) - Undrawn	—	5/12/2021	5/12/2027	1,061	(12)	(13)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	9/21/2021	9/27/2027	1,326	(13)	(13)	(0.00)%
Businessolver.com, Inc.
Software	First lien (4) - Undrawn	—	12/1/2021	12/1/2023	3,378	—	(17)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(4) - Undrawn	—	6/30/2021	6/29/2027	97	(1)	(1)
	First lien (3)(4) - Undrawn	—	6/30/2021	6/29/2023	1,696	—	(17)
					1,793	(1)	(18)	(0.00)%

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

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(4) - Undrawn	—	10/1/2021	10/1/2027	$1,726	$(17)	$(17)	(0.00)%
Total Unfunded Debt Investments - Netherlands					$1,726	$(17)	$(17)	(0.00)%
Total Unfunded Debt Investments					$186,518	$(506)	$(1,200)	(0.17)%
Total Non-Controlled/Non-Affiliated Investments						$1,060,947	$1,070,088	148.60%
Total Investments						$1,060,947	$1,070,088	148.60%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S), or annually (A).. For each investment the current interest rate provided reflects the rate in effect as of December 31, 2021.
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
December 31, 2022
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
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority owner. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. On October 6, 2022, the Company established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary. As of December 31, 2022, there are no assets in SLF I Opportunistic SPV.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of December 31, 2022, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiary SLF I SPV.
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
The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Board is ultimately and solely responsible for determining the fair value of the portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of ERISA ("Benefit Plan Investors"), hold 25% or more of the Company's outstanding shares, and (ii) the Company's shares are not listed on a national securities exchange, an unaffiliated third-party (the "Sub-Administrator"), has been engaged to independently value the Company's investments, in consultation with the Investment Adviser. The Company's quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator, are set forth in more detail below:
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2022 and December 31, 2021.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020 the Company recognized PIK interest from investments of $4,089, $1,304 and $156, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2022, December 31, 2021 and December 31, 2020 no investments were on non-accrual status.

Fee income: Fee income represents delayed compensation, amendment fees, revolver fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
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
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") through December 31, 2022. The 2019 through 2021 tax years and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
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
The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value ("NAV") per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. On August 16, 2022, the board of directors amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company has issued 6,010,548, 1,829,609 and 0 shares through the DRIP, respectively.
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
Note 3. Investments
At December 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,130,840	$1,115,219
Second lien	59,361	57,133
Subordinated	1,045	1,047
Equity and other(1)	—	—
Total investments	$1,191,246	$1,173,399

(1)As of December 31, 2022, total cost and fair value of equity and other investments were each less than $1 thousand.

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$480,494	$476,479
Business Services	262,842	259,347
Healthcare	201,974	196,864
Financial Services	91,188	89,468
Consumer Services	37,831	37,307
Consumer Products	23,030	22,759
Information Technology	22,799	22,611
Distribution & Logistics	22,437	21,670
Education	17,847	17,197
Packaging	17,290	16,937
Specialty Chemicals & Materials	12,266	11,673
Business Products	1,248	1,087
Total investments	$1,191,246	$1,173,399
At December 31, 2021, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,003,566	$1,012,256
Second lien	57,381	57,832
Equity and other(1)	—	—
Total investments	$1,060,947	$1,070,088

(1)As of December 31, 2021, total cost and fair value of equity and other investments were each less than $1 thousand.

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$401,958	$407,135
Healthcare Services	137,728	140,008
Business Services	132,760	133,534
Financial Services	73,145	73,401
Healthcare Information Technology	64,061	64,020
Insurance Services	50,856	51,248
Consumer Services	51,511	51,152
Information Technology	45,391	45,378
Education	26,318	26,908
Consumer Products	21,402	21,376
Distribution & Logistics	17,555	17,588
Specialty Chemicals & Materials	12,297	12,322
Packaging	12,264	12,211
Industrial Services	4,634	4,630
Federal Services	4,132	4,129
Information Services	3,722	3,717
Business Products	1,213	1,331
Total investments	$1,060,947	$1,070,088
As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $56,169 and no unfunded commitments on bridge facilities. As of December 31, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $71,683. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2022.
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
The Company’s operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. At the time of this Annual Report on Form 10-K, public health restrictions have been partially or fully lifted throughout most of the United States and globally. However, new variants of COVID-19, challenges regarding distribution, hesitancy and efficacy of COVID-19 vaccines and treatments, and the reintroduction of related advisories and restrictions may prolong the effects of the COVID-19 pandemic. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.

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

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,115,219	$—	$48,157	$1,067,062
Second lien	57,133	—	13,153	43,980
Subordinated	1,047	—	1,046	1
Equity and other (1)	—	—	—	—
Total investments	$1,173,399	$—	$62,356	$1,111,043

(1)As of December 31, 2022, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,012,256	$—	$145,154	$867,102
Second lien	57,832	—	21,023	36,809
Equity and other (1)	—	—	—	—
Total investments	$1,070,088	$—	$166,177	$903,911

(1)As of December 31, 2021, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2021	$903,911	$867,102	$36,809	$—	$—
Total gains or losses included in earnings:
Net realized losses on investments	(726)	(726)	—	—	—
Net change in unrealized depreciation	(15,483)	(13,675)	(1,808)	—	—
Purchases, including capitalized PIK and revolver fundings	338,765	327,504	11,260	1	—	(2)
Proceeds from sales and paydowns of investments	(188,440)	(179,671)	(8,769)	—	—
Transfers into Level III (1)	73,016	66,528	6,488	—	—
Fair value, December 31, 2022	$1,111,043	$1,067,062	$43,980	$1	$—	(2)
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(16,040)	$(14,059)	$(1,981)	$—	$—

(1)As of December 31, 2022, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
(2)As of December 31, 2022, fair value of equity and other investments was less than $1 thousand.

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
Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the years ended December 31, 2022 and December 31, 2021. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2022 and December 31, 2021, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2022 and December 31, 2021, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2022 were as follows:

					Range
Type	Fair Value as of December 31, 2022		Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,060,036		Market & income approach	EBITDA multiple	8.7x	70.0x	18.9x
				Revenue multiple	5.0x	19.5x	9.8x
				Discount rate	8.3%	29.4%	10.5%
			Market quote	Broker quote	N/A	N/A	N/A
	7,026		Other	N/A (2)	N/A	N/A	N/A
Second lien	43,980		Market & income approach	EBITDA multiple	14.0x	32.0x	20.0x
				Discount rate	11.2%	13.8%	11.8%
			Market quote	Broker quote	N/A	N/A	N/A
			Other	N/A (2)	N/A	N/A	N/A
Subordinated	1		Market & income approach	EBITDA multiple	23.5x	23.5x	23.5x
				Discount rate	14.8%	14.8%	14.8%
Equity and other	—	(3)	Market & income approach	Revenue multiple	10.5x	12.5x	11.5x
				Discount rate	15.0%	17.0%	16.0%
	$1,111,043

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
(3)As of December 31, 2022, fair value of equity and other investments was less than $1 thousand.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2021 were as follows:

					Range
Type	Fair Value as of December 31, 2021		Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$667,368		Market & income approach	EBITDA multiple	8.0x	70.0x	19.2x
				Revenue multiple	4.0x	19.5x	7.9x
				Discount rate	5.0%	9.4%	6.9%
	29,838		Market quote	Broker quote	N/A	N/A	N/A
	169,896		Other	N/A (2)	N/A	N/A	N/A
Second lien	15,675		Market & income approach	EBITDA multiple	28.0x	32.0x	30.0x
				Discount rate	7.5%	9.5%	8.0%
	4,005		Market quote	Broker quote	N/A	N/A	N/A
	17,129		Other	N/A (2)	N/A	N/A	N/A
Equity and other	—	(3)	Market & income approach	Revenue multiple	9.8x	13.5x	11.7x
				Discount rate	8.0%	10.0%	9.0%
	$903,911

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
(3)As of December 31, 2021, fair value of equity and other investments was less than $1 thousand.
The Wells Credit Facility (as defined below) is considered Level III. See Note 6. Borrowings for details.
The following are the principal amount and fair value of the Company’s debt obligation as of December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	December 31, 2022
	Principal Amount	Fair Value
Wells Credit Facility	$394,500	$388,181
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement, as amended from time to time (the "Investment Management Agreement"), with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives an annual base management fee from the Company.
Pursuant to the Investment Management Agreement, as amended on December 13, 2020, during the Company's investment period (the "Investment Period"), which commenced on February 18, 2020 (the "Initial Closing Date") and shall initially continue until the 48-month anniversary of the Initial Closing Date, the base management fee is calculated at an annual blended rate with respect to the Company's Assets Invested (defined below) at the end of each quarterly period by reference to

(i) 0.70% in the case of Assets Invested equal to or less than $500,000, and (ii) 0.60% in the case of Assets Invested of greater than $500,000, subject, in each case, to the adjustments in the manner set forth in the Investment Management Agreement, as amended. Specifically, the quarterly fee percentage will be subject to reduction throughout the Investment Period with respect to target Assets Invested in the manner set forth in the Investment Management Agreement, as amended. Under the Investment Management Agreement, "Assets Invested" previously meant, as of the end of each quarterly period, the sum of the Company's (i) drawn Capital Commitments, and (ii) outstanding principal on borrowings. The base management fee will be payable quarterly in arrears.
Pursuant to the Second Amended and Restated Investment Management Agreement (the "Second A&R Investment Management Agreement"), effective September 26, 2022, the management fee shall be calculated at the blended rate until such time that the Company has $1.0 billion of Assets Invested (as modified by the Second A&R Investment Management Agreement). Upon such time, the Management Fee shall be calculated at the Blended Rate, as defined in the Second A&R Investment Management Agreement, and for the avoidance of doubt, based on the greater of the actual Assets Invested as of the end of any quarter and target Assets Invested for the quarter. The Second A&R Investment Management Agreement modified the definition of "Assets Invested" to mean that as of the end of each quarterly period, the sum of the Company's (i) drawn capital commitments, (ii) the aggregate dollar amount of distributions declared to stockholders from net investment income as of the latest declaration date of any such distribution, less any amounts of such distribution received in cash by stockholders, and (iii) outstanding principal on borrowings. The Company's board of directors re-approved the Investment Management Agreement on January 24, 2023, by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic, for a period of 12 months commencing on March 1, 2023. As a condition of the SEC's COVID-19 relief, the board of directors will be required to ratify the re-approval of the Investment Management Agreement at its next in-person meeting.
For the years ended December 31, 2022, December 31, 2021, and December 31, 2020, $7,015, $4,618 and $3,166 respectively, of gross management fees were incurred by the Company, which were reduced to net management fees of $7,015, $4,618 and $1,119, respectively, due to the management fee reductions described above.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's directors who are not interested persons, as the term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"), directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit the Company to complete co-investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions. As the Company's assets are treated as "plan assets" under ERISA, the Company will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and the Company's respective future investments are at the same level of such issuer's capital structure; provided, that in no event will the Company co-invest with any other fund or entity in contravention of the 1940 Act.
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
On August 30, 2022, New Mountain Finance Corporation and certain of its affiliates, including the Company, received an Order from the SEC which amended its existing Exemptive Order to permit the Company to continue to complete follow-on in its existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions.
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
As of the amendment on June 29, 2021, the Wells Credit Facility bears interest at a rate of the London Interbank Offered Rate (" LIBOR") plus 1.60% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	Year Ended December 31,
(in millions)	2022	2021	2020(1)
Interest expense	$15,461	$4,411	$11
Non-usage fee	$336	350	15
Amortization of financing costs	$887	647	13
Weighted average interest rate	4.0%	2.1%	1.8%
Effective interest rate	4.4%	2.6%	2.7%
Average debt outstanding	$382,837	$205,759	$24,444

(1)For the year ended December 31, 2020, amounts represent the period from December 23, 2020 (commencement of the Wells Credit Facility) to December 31, 2020.

As of December 31, 2022, December 31, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $394,500, $318,000 and $80,000, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $56,169, no outstanding bridge financing commitments and other future funding commitments of $71,683. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $50,005, no outstanding bridge financing commitments and other future funding commitments of $136,513. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2022 and December 31, 2021.
The Company also had revolving borrowings available under the Wells Credit Facility as of December 31, 2022 and December 31, 2021. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2022 and December 31, 2021, the Company had commitment letters to purchase investments in the aggregate par amount of $27,362 and $25,400, respectively, which could require funding in the future.
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
There were no shares of common stock issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022.
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2021:

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

The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2020:

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
February 3, 2020	February 18, 2020	5,249,900	$52,499
March 12, 2020	March 26, 2020	5,250,000	52,500
April 20, 2020	May 4, 2020	10,500,000	105,000
August 13, 2020	August 27, 2020	7,443,289	78,750
November 25, 2020	December 10, 2020	7,205,056	76,950
		35,648,245	$365,699
The following table reflects the distributions declared on the Company's common stock for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount
March 29, 2022	March 30, 2022	July 20, 2022	$0.2200
June 27, 2022	June 29, 2022	July 20, 2022	0.2338
September 28, 2022	September 29, 2022	January 20, 2023	0.2530
December 23, 2022	December 30, 2022	January 20, 2023	0.2960
			$1.0028
The following table reflects the distributions declared on the Company's common stock for the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount
March 26, 2021	March 30, 2021	April 13, 2021	$0.2557
June 25, 2021	June 29, 2021	July 13, 2021	0.2945
September 28, 2021	September 29, 2021	January 13, 2022	0.2845
December 23, 2021	December 30, 2021	January 13, 2022	0.2561
			$1.0908
The following table reflects the distributions declared on the Company's common stock for the year ended December 31, 2020.

Date Declared	Record Date	Payment Date	Per Share Amount
June 23, 2020	June 23, 2020	July 13, 2020	$0.1300
September 25, 2020	September 29, 2020	October 13, 2020	0.2100
December 28, 2020	December 30, 2020	January 13, 2021	0.1630
			$0.5030
Note 10. Distributions
The Company intends to distribute approximately all of its net investment income on a semi-annual basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
On March 24, 2021, the board of directors adopted an "opt out" DRIP on behalf of the Company's stockholders, pursuant to which each of the stockholders' cash distributions will be automatically reinvested in additional shares of the Company's common stock. If a stockholder chooses to "opt out", then such stockholder will receive cash in lieu of shares of the Company’s common stock. On August 16, 2022, the board of directors amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. The Company will only use newly-issued shares of common stock to implement the DRIP. For the years ended December 31, 2022 and December 31, 2021, the Company has issued 6,010,548 and 1,829,609 shares through the DRIP, respectively.

Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended December 31, 2022 and December 31, 2021 and December 31, 2020, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to reclass of distributions were as follows:

	Year Ended December 31,
	2022	2021	2020
Undistributed net investment income	$3,036	$2,175	$42
Distributions in excess of net realized gains	(3,036)	—	—
Additional paid-in-capital	—	(2,175)	(42)
For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2022 and December 31, 2021 and December 31, 2020 was estimated to be as follows:

	Year Ended December 31,
	2022	2021	2020
Ordinary income (non-qualified)	$69,549	$51,623	$14,514
Ordinary income (qualified)	—	—	—
Capital gains	3,036	259	—
Return of capital	—	—	—
Total	$72,585	$51,882	$14,514
As of December 31, 2022 and December 31, 2021, the costs of investments for the Company for U.S. federal income tax purposes were $1,185,794 and $1,056,741, respectively.

	December 31, 2022	December 31, 2021
Tax cost	$1,185,794	$1,056,741
Gross unrealized appreciation on investments	84,234	34,076
Gross unrealized depreciation on investments	(96,629)	(20,729)
Total investments at fair value	$1,173,399	$1,070,088
As of December 31, 2022 and December 31, 2021, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.
For the years ended December 31, 2022 and December 31, 2021 and December 31, 2020, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2022	2021	2020(1)
Accumulated capital gains (capital loss carryforwards)	$—	$—	$—
Other temporary differences	(638)	(677)	(677)
Undistributed ordinary income	563	—	463
Unrealized depreciation	(12,395)	13,347	21,483
Total	$(12,470)	$12,670	$21,269

The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2022 and December 31, 2021 and December 31, 2020, the Company incurred excise taxes of $0, $3 and $20, respectively.
The following information is hereby provided with respect to distributions declared during the years ended December 31, 2022 and December 31, 2021 and December 31, 2020:

	Year Ended December 31,
(unaudited)	2022	2021	2020
Distributions per share	$1.0028	$1.0908	$0.5030
Ordinary dividends (1)	96.94%	99.58%	100.00%
Long-term capital gains	3.06%	0.42%	—%
Qualified dividend income	—%	—%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends (2)	92.24%	73.01%	80.16%
Qualified short-term capital gains (2)	—%	—%	—%
Return of capital	—%	—%	—%

(1)Ordinary dividends are from the Company's net investment income and net short-term capital gains for the year. This type of dividend is reported as ordinary income. Ordinary dividend distributions from a RIC generally do not qualify for the preferential tax rate on dividend income from domestic corporations and qualified foreign corporations except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.
(2)Interest-related dividends and short-term capital gain dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) and 881(e) of the Code.
Note 11. Earnings Per Share
The following information sets forth the computation of basic net increase (decrease) in the Company's net assets per share resulting from operations for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2022	2021	2020
Earnings (loss) per share—basic & diluted
Numerator for basic & diluted earnings (loss) per share:	$47,444	$41,108	$36,429
Denominator for basic & diluted weighted average share(1):	71,995,717	42,261,286	21,350,814
Basic & diluted earnings (loss) per share:	$0.66	$0.97	$1.71

(1)For the year ended December 31, 2020, the Company's weighted average number of shares outstanding is based on the period from February 18, 2020 (commencement of operations) to December 31, 2020.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	Year Ended December 31,
	2022	2021	2020
Per share data:(1)
Net asset value, December 31, 2021, December 31, 2020 and February 18, 2020(2)	$10.63	$10.85	$—
Net investment income	1.02	1.19	0.76
Net realized and unrealized (losses) gains(3)	(0.36)	(0.32)	0.33
Net increase in net assets resulting from operations	0.66	0.87	1.09
Issuance of shares of common stock	—	—	10.26
Distributions declared to stockholders from net investment income	(1.00)	(1.09)	(0.50)
Net asset value, December 31, 2022, December 31, 2021 and December 31, 2020, respectively	$10.29	$10.63	$10.85
Total return(4)	6.47%	8.35%	13.65%
Shares outstanding at end of period	73,750,032	67,739,484	35,648,345
Average weighted shares outstanding for the period(5)	71,995,717	42,261,286	21,350,814
Average net assets for the period(5)	$757,628	$455,283	$223,138
Ratio to average net assets:
Net investment income(6)	9.66%	11.08%	8.40%
Total expenses, before waivers(6)	3.44%	2.66%	2.47%
Total expenses, net of waivers(6)	3.44%	2.66%	1.41%

Average debt outstanding — Wells Subscription Line(7)	N/A	$4,071	$13,904
Average debt outstanding — Wells Credit Facility(8)	$382,837	$205,759	$24,444
Asset coverage ratio	292.41%	326.45%	539.44%
Portfolio turnover	17.29%	33.65%	14.96%

Capital Commitments	$690,000	$690,000	$690,000
Funded Capital Commitments	$690,000	$690,000	$365,700
% of Capital Commitments funded	100.00%	100.00%	53.00%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for issuance of shares of common stock and distributions declared to stockholders, which are based on actual rate per share).
(2)February 18, 2020 is the date of commencement of operations, which was the date on which shares were issued to persons not affiliated with the Investment Adviser.
(3)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was $0.00, $(0.10) and $(0.61) per share, respectively.
(4)For the years ended December 31, 2022 and December 31, 2021, total return is calculated assuming a purchase at net asset value per share on the opening of the first day of the year and a sale at net asset value per share on the last day of the period. For the year ended December 31, 2020, total return is calculated assuming an initial purchase price of $10.00 per share and a sale at net assets per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets per share on the last day of the respective quarter. Total return calculation is not annualized.
(5)For the year ended December 31, 2020, average weighted shares outstanding and average net assets represent the period from February 18, 2020 (commencement of operations) to December 31, 2020.

(6)Annualized, except organizational and offering costs.
(7)For the year ended December 31, 2021, average debt outstanding represents the period from January 1, 2021 to December 3, 2021 (termination of the Wells Subscription Line). For the year ended December 31, 2020, average debt outstanding represents the period from February 25, 2020 (commencement of the Wells Subscription Line) to December 31, 2020.
(8)For the year ended December 31, 2020, average debt outstanding represents the period from December 23, 2020 (commencement of the Wells Credit Facility) to December 31, 2020.
Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the years ended December 31, 2022, December 31, 2021 and December 31, 2020. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our board of directors has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 14. Subsequent Events
On January 20, 2023, the Company issued 3,883,500 shares of common stock through the Company's DRIP.
On February 27, 2023, Shiraz Y. Kajee, Chief Financial Officer and Treasurer, resigned from the Company, effective April 1, 2023. Mr. Kajee's departure is not related to any disagreement relating to the Company's accounting, strategy, management, operations, policies, regulatory matters, or practices (financial or otherwise). Mr. Kajee will remain in his current capacity through his departure on April 1, 2023. The Company has engaged an executive search firm to find its next Chief Financial Officer.
The Board will appoint Laura C. Holson as the interim Chief Financial Officer and Treasurer of the Company upon Mr. Kajee's departure, which will become effective April 1, 2023, until the Company completes its search for Mr. Kajee's permanent successor. In addition, Ms. Holson will continue in her role as Chief Operating Officer of the Company. The Investment Adviser believes that its management team, with the overall support of New Mountain Capital, is adequately staffed to support the Company.

The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc. and its consolidated subsidiary.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2022 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2022.
Due to the Company's status as an "emerging growth company" under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company's internal control over financial reporting as of December 31, 2022.
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
Our Board consists of five members, four of whom are not "interested persons" of the Company (the "Independent Directors") as that term is defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"). Each director will hold office for a one-year term. At each annual meeting of our stockholders, the successors to the directors whose terms expire at each such meeting will be elected to hold office for a one-year term expiring at the next annual meeting of stockholders following their election. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. We have elected to be subject to the provision of Subtitle 8 of Title 3 of the Maryland General Corporation Law (the "MGCL") providing that, except as may be provided by our Board in setting the terms of any class or series of preferred stock, any and all vacancies on our Board may be filled only by the affirmative vote of a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum, and any director elected to fill a vacancy will serve for the remainder of the full term of the directorship in which the vacancy occurred and until a successor is elected and qualified, subject to any applicable requirements of the 1940 Act. Our charter will also provide that any director, or the entire Board, may be removed at any time, with or without cause, by the affirmative vote of at least a majority of the votes entitled to be cast generally in the election of directors.
Directors
Information regarding our Board is set forth below. The directors have been divided into two groups—Independent Directors and interested directors. Our interested directors are "interested persons" of the Company as defined in Section 2(a)(19) of the 1940 Act. The address for each director is c/o NMF SLF I, Inc., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Age	Position(s)	Director Since
Independent Directors
Alice W. Handy	74	Director	2020
Alfred F. Hurley, Jr.	68	Director	2019
David Ogens	68	Director	2019
John P. Malfettone	67	Director	2019
Interested Directors
John R. Kline	47	Chairman of our Board, Chief Executive Officer and President	2019
Executive Officers Who Are Not Directors
Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)	Officer Since

Joseph W. Hartswell	44	Chief Compliance Officer and Corporate Secretary	2022
Laura C. Holson	37	Chief Operating Officer	2022
Shiraz Y. Kajee	43	Chief Financial Officer and Treasurer	2019
Adam B. Weinstein	44	Executive Vice President	2019
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
Alfred F. Hurley, Jr. has been our director since 2019. He has also served as a director of NMFC since 2010 , a director of New Mountain Guardian III BDC, L.L.C. since 2019 and a director of New Mountain Guardian IV BDC, L.L.C. since 2022. From 2016 to 2020, Mr. Hurley served as a director of The Stars Group Inc., a publicly listed technology gaming company, where he served as Lead Director, Chairman of the Compensation Committee, and as a member of the Audit Committee. Following the closing in May 2020 of the merger between Flutter Entertainment and The Stars Group, Inc., Mr. Hurley joined the board of Flutter Entertainment, where he is currently a member of the Remuneration and Nominating Committees. Since 2017, Mr. Hurley has served as a director of Ligado Networks where he serves as the Voting Proxy for the Fortress Investment Group and is a member of the Audit Committee. Since 2018, Mr. Hurley has served as Chairman of TSI Holdings, Inc. Mr. Hurley is a member of TSI's Audit Committee and is Chairman of the Compensation Committee. Since 2014, Mr. Hurley has been the sole member of a consulting business, Alfred F. Hurley, Jr. & Company, LLC. From 2013 to 2020, Mr. Hurley was a member of the board of directors of Datasite, where he served as Chairman of the Compensation and Human Resources Committee and as a member of the Audit Committee until the sale of the company in December 2020. Furthermore, Mr. Hurley served as Vice Chairman at Emigrant Bank and Emigrant Bancorp (collectively, the "Bank") from 2007 and 2009, respectively, until 2012. He also served as a Consultant to the Bank during 2013. In addition, Mr. Hurley served as Chairman of the Bank's Credit and Risk Management Committee from 2008 to 2012 and as Acting Chief Risk Officer from 2009 to 2012. Before joining the Bank, Mr. Hurley was the Chief Executive Officer of M. Safra & Co., a private money management firm, from 2004 to 2007. Prior to joining M. Safra & Co., Mr. Hurley worked at Merrill Lynch ("ML") from 1976 to 2004. His most recent management positions included serving as Senior Vice President of ML & Co. and Head of Global Private Equity Investing, Managing Director and Head of Japan Investment Banking and Capital Markets, Managing Director and Co-Head of the Global Manufacturing and Services Group, and Managing Director and Head of the Global Automotive Aerospace and Transportation Group. As part of the management duties described above, he was a member of the Corporate and Institutional Client Group ("CICG") Executive Committee which had global responsibility for the firm's equity, debt, investment banking and private equity businesses, a member of the Japan CICG Executive Committee, and a member of the Global Investment Banking Management and Operating Group Committees. Mr. Hurley graduated from Princeton University with an A.B. in History, cum laude.
Mr. Hurley brings his experience in risk management as well as his experience in the banking and money management industries to our Board. This background positions Mr. Hurley well to serve as our director.
David Ogens has been our director since 2019. He has also served as a director of NMFC since 2010, a director of New Mountain Guardian III BDC, L.L.C. since 2019 and a director of New Mountain Guardian IV BDC, L.L.C. since 2022. From 2019 to 2022, Mr. Ogens served as the CEO and as a Director of HealthBridge LLC. HealthBridge provides remote patient monitoring and chronic care management services for patients with chronic diseases in their home environment. From 2011 to 2019, Mr. Ogens was the President and a Director of Med Inc., a company that provided complex rehabilitation services to patients with serious muscular/neuro diseases. Previously, Mr. Ogens served as Senior Managing Director and Head of Investment Banking at Leerink Swann LLC, a specialized healthcare investment bank focused on emerging growth healthcare companies, from 2005 to 2009. Prior to serving at Leerink Swann LLC, Mr. Ogens was Chairman and Co-Founder of SCS Financial Services, LLC, a private wealth management firm. Before co-founding SCS Financial Services, LLC in 2002, Mr. Ogens was a Managing Director in the Investment Banking Division of Goldman, Sachs & Co, where he served as a senior investment banker and a head of the High Technology Investment Banking Group. Mr. Ogens received his A.B. and Master of Business Administration ("M.B.A.") from the University of Virginia.
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
Interested Directors
 John R. Kline has been our chief executive officer since January 1, 2023 and our president and chairman of the board of directors since 2019. Mr. Kline has also served as chief executive officer of NMFC, New Mountain Guardian III BDC, L.L.C. and New Mountain Guardian IV BDC, L.L.C. since January 1, 2023. Mr. Kline also serves as a Managing Director of New Mountain Capital, a director of NMFC since November 2019, the chairman of the board of directors of New Mountain Guardian III BDC, L.L.C. since 2019 and, the chairman of the board of directors of New Mountain Guardian IV BDC, L.L.C. since 2022. He previously served as Chief Operating Officer of the Company and New Mountain Guardian III BDC, L.L.C. from 2019 to February 2022 and of NMFC from 2013 to 2022. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. ("GSC") from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman, Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc. Mr. Kline received an A.B. degree in History from Dartmouth College.
Mr. Kline's depth of experience in managerial operational positions in investment management and financial services and as a member of other corporate boards of directors, as well as his intimate knowledge of our business and operations, provides our Board valuable industry- and company-specific knowledge and expertise.
Executive Officers Who Are Not Directors
Joseph W. Hartswell has been our chief compliance officer ("CCO") and corporate secretary since March 4, 2022. Mr. Hartswell has also served as CCO and corporate secretary of NMFC, New Mountain Guardian III BDC, L.L.C. and New Mountain Guardian IV BDC, L.L.C. since 2022. Since 2015, Mr. Hartswell has served as a Managing Director and the CCO of New Mountain Capital. Prior to New Mountain Capital, Mr. Hartswell was the CCO for Mount Kellett Capital Management LP, a global investment firm focused on distressed, special situations and opportunistic investing. Prior to joining Mount Kellett, Mr. Hartswell was a Director, Asset Management Financial Services Regulatory Practice for PricewaterhouseCoopers LLP ("PwC") where he assisted with the development of compliance programs for hedge funds, private equity funds, venture capital funds, registered investment companies, separate accounts and business development companies. Prior to PwC, Mr. Hartswell was a Vice President and Deputy Chief Compliance Officer for AIG Investments where he assisted with strategies and operational planning for a global asset manager and its SEC registered investment advisers and served as the designated Chief Compliance Officer for products registered under the Investment Company Act of 1940. Prior to AIG Investments, Mr. Hartswell was a Securities Compliance Examiner for the U.S. Securities and Exchange Commission. Mr. Hartswell holds a B.S. in Finance and International Business from the University of Maryland and is a CFA charterholder.
Laura C. Holson has been our Chief Operating Officer since February 2022. Ms. Holson has also served as Chief Operating Officer of NMFC, New Mountain Guardian III BDC, L.L.C. and New Mountain Guardian IV BDC, L.L.C. since 2022. Ms. Holson also serves as a Managing Director of New Mountain Capital. Ms. Holson joined New Mountain in 2009 as a private equity investment professional and focused on the credit business starting in 2011. She also served as Head of Capital Markets from 2017 to 2021, where she managed the Firm's financing activities and relationships across its various product lines. Before joining New Mountain Capital, Ms. Holson worked at Morgan Stanley in the Healthcare investment banking group. Ms. Holson received a B.S. in Economics with concentrations in Finance and Marketing from The Wharton School, University of Pennsylvania, where she graduated magna cum laude.

Shiraz Y. Kajee has been our chief financial officer ("CFO") and treasurer since 2019. Since joining the Investment Adviser in 2015, Mr. Kajee has served as CFO of NMFC. Mr. Kajee also serves as CFO and treasurer of New Mountain Guardian III BDC, L.L.C. and New Mountain Guardian IV BDC, L.L.C. Prior to joining the Investment Adviser, Mr. Kajee was the Head of U.S. Finance at Man Investments from 2012 to 2015, where he was responsible for the accounting, tax and treasury functions for the U.S. operations of Man Group plc, a United Kingdom based alternative asset manager. From 2010 to 2012, Mr. Kajee was a Vice President of Private Wealth Finance at Goldman, Sachs & Co. and from 2006 to 2010 was a Senior Vice President of Corporate Loans Finance at Citigroup Inc. Mr. Kajee began his career at Ernst & Young LLP within their Financial Services Office Assurance practice. Mr. Kajee received both his Master of Science ("M.S.") in Accounting and a B.B.A. in Finance from Baruch College-City University of New York. He is a New York State Certified Public Accountant and a Chartered Global Management Accountant.
Adam B. Weinstein has been our executive vice president since 2019. Mr. Weinstein also serves as a Managing Director and CFO of New Mountain Capital and has been in various roles since joining in 2005. Additionally, Mr. Weinstein serves as executive vice president, chief administration officer and director of NMFC and executive vice president of New Mountain Guardian III BDC, L.L.C. and New Mountain Guardian IV BDC, L.L.C. Prior to joining New Mountain Capital in 2005, Mr. Weinstein was a Manager at Deloitte & Touche LLP and worked in that firm's merger and acquisition and private equity investor services areas. He also currently serves as a director of Bellerophon Therapeutics Inc., Great Oaks Foundation and Victory Education Partners. Mr. Weinstein sits on a number of boards of directors for professional and non-profit organizations. Mr. Weinstein received his B.S. from Binghamton University, is a member of the AICPA and is a New York State Certified Public Accountant.
Our Board has adopted a Code of Ethics that applies to our executive officers, which forms part of our broader compliance policies and procedures. See "Part I—Item 1. Business—Compliance Policies and Procedures." The Board met seven times throughout 2022 and acted on various occasions by written consent. All directors then in office, with the exception of Alice Handy, attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2022.
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
Compensation of Directors
The following table sets forth compensation of our directors for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
John R. Kline	$—	$—	$—
Independent Directors
Alice W. Handy	$19,542	$—	$19,542
Alfred F. Hurley, Jr.	$20,417	$—	$20,417
John P. Malfettone	$30,375	$—	$30,375
David Ogens	$21,417	$—	$21,417

(1)No compensation will be paid to directors who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
Mr. Malfettone receives an annual retainer of $25,000. Ms. Handy and Messrs. Hurley and Ogens each receives a pro rata portion of a combined $50,000 annual retainer if each of them attends at least 75% of board and committee meetings held during the previous year; provided, however, to the extent any of them does not satisfy the foregoing attendance requirement during the previous year, such director will not receive any portion of the $50,000 annual retainer and the retainer will be reapportioned among the other directors who did satisfy the attendance requirement. In addition, Independent Directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. We also reimburse Independent Directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the year ended December 31, 2022, out-of-pocket expenses reimbursed were $1,407.
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
Compensation Committee Interlocks and Insider Participation
During fiscal year 2022 none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the

Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.
Compensation Committee Report
Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 13, 2023, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 77,633,532 shares outstanding as of March 13, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own more than 5% of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such shares. Unless otherwise indicated, the address of all executive officers and directors is c/o NMF SLF I, Inc., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Shares Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Independent Directors
Alice W. Handy	—	—	—%
Alfred F. Hurley, Jr.	—	—	—%
John P. Malfettone	—	—	—%
David Ogens	—	—	—%
Executive Officers Who Are Not Directors
Joseph W. Hartswell	—	—	—%
Laura C. Holson	—	—	—%
Shiraz Y. Kajee	—	—	—%
Adam B. Weinstein	—	—	—%
All Directors and Executive Officers as a Group (9 persons)	—	—	—%

Five-Percent Stockholders
UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account)(1)	Record	33,587,536	43.26%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account)(2)	Record	24,061,704	31.00%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account)(3)	Record	15,501,450	19.97%
NMF SLF Investments I, L.L.C.(4)	Record	4,482,842	5.77%

(1)Based upon information contained in Schedule 13D filed January 27, 2023 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.
(2)    Based upon information contained in Schedule 13D filed January 27, 2023 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.
(3)    Based upon information contained in Schedule 13D filed January 27, 2023 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.
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

The Board initially approved our Investment Management Agreement and Administration Agreement at the initial board meeting on June 18, 2019. On November 19, 2020 and August 10, 2022, the Board approved the first amended and restated Investment Management Agreement (the "First A&R Investment Management Agreement") and the second amended and restated Investment Management Agreement (the “Second A&R Investment Management Agreement”), respectively, with the Investment Adviser. The Company received unanimous written consent approving the First A&R Investment Management Agreement and the Second A&R Investment Management Agreement from its stockholders. The First A&R Investment Management Agreement and the Second A&R Investment Management Agreement became effective December 13, 2022 and September 26, 2022, respectively.

The Company's Board re-approved each of the Investment Management Agreement and Administration Agreement on January 24, 2023, by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic, for a period of 12 months commencing on March 1, 2023. As a condition of the SEC's COVID-19 relief, the board of directors undertook to ratify the re-approval of the Investment Management Agreement at its next in-person meeting. Unless earlier terminated as described below, each of the Investment Management Agreement and the Administration Agreement will remain in effect from year to year if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Management Agreement and Administration Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment, see "Part I—Item 1A. Risk Factors." Notwithstanding the foregoing, each of the Investment Management Agreement and the Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, provided, that, such termination will be directed or approved by the vote of a majority of our outstanding voting securities, by the vote of our directors, or by the Investment Adviser or Administrator (as applicable). If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the management fee.
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
In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the exemptive order issued by the SEC on October 8, 2019, as amended on August 30, 2022 (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, and which requires, among other things, the consent of the Board and the board of any other BDC participating in the transaction.
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
Service Providers
The service providers or their affiliates (including any administrators, lenders, brokers, attorneys, consultants, accountants, appraisers, valuation experts, tax advisors, servicers, asset managers and investment banking firms) of us, New Mountain or any of their affiliates, may also provide goods or services to, or have business, personal, political, financial or other relationships with, New Mountain, the Investment Adviser or their affiliates. Such service providers may be investors in us, affiliates of the Investment Adviser and/or sources of investment opportunities and co-investors or counterparties therewith. These relationships may influence the Investment Adviser in deciding whether to select or recommend such a service provider to perform services for us or a Portfolio Company or to have other relationships with New Mountain. Notwithstanding the foregoing, investment transactions for us that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider's provision of certain investment-related services and research that the Investment Adviser believes to be of benefit to us. Additionally, misconduct by service providers (such as the improper use or disclosure of confidential information which could result in litigation or serious financial harm by limiting our business prospects or future activities), which we may not be able to detect and prevent, could cause significant losses to us.
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
Indebtedness of Management
None.

Item 14.    Principal Accountant Fees and Services
The audit committee and the Independent Directors of our Board have selected Deloitte & Touche LLP to serve as the independent registered public accounting firm for Company for the fiscal year ending December 31, 2023.
Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Year Ended December 31,
	2022	2021
Audit Fees	$300,000	$240,000
Audit-Related Fees	—	—
Tax Fees	62,900	59,000
All Other Fees	—	—
Total Fees	$362,900	$299,000
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

(b)Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Form of Articles of Amendment and Restatement(1)
3.2	Form of Bylaws(1)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities (2)
10.1	Amended and Restated Investment Advisory and Management Agreement, dated as of December 13, 2020 by and between NMF SLF I, Inc. and New Mountain Finance Advisers BDC, L.L.C.(3)
10.2	Second Amended and Restated Investment Advisory and Management Agreement, dated as of September 26, 2022, by and between NMF SLF I, Inc. and New Mountain Finance Advisers BDC, L.L.C.(8)
10.3	Form of Administration Agreement (1)
10.4	Form of Indemnification Agreement (1)
10.5	Form of Custody Agreement by and between the Registrant and U.S. Bank National Association (1)
10.6	Form of Trademark License Agreement (1)
10.7
Form of Loan and Security Agreement, dated as of December 23, 2020, by and among New Mountain Finance Advisers BDC, L.L.C., as the collateral manager, NMF SLF I SPV, L.L.C., as the borrower, NMF SLF I, Inc., as the equity holder and seller, Wells Fargo Bank, National Association, as the administrative agent the collateral custodian, and each of the lenders from time to time party thereto (4)

10.8
Form of Amendment No.1 to Loan and Security Agreement, dated as of June 29, 2021, by and among New Mountain Finance Advisers BDC, L.L.C., as the collateral manager, NMF SLF I SPV, L.L.C., as the borrower, NMF SLF I, Inc, as the equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent, the collateral custodian, and the lenders party thereto.(6)

10.9	Joinder Supplement, dated as of December 16, 2021, by and among NMF SLF I SPV, L.L.C. and Wells Fargo.(7)
10.10	Form of Loan Sale Agreement, dated as of December 23, 2020, among NMF SLF I, Inc. as the seller, and NMF SLF I SPV, L.L.C. as the purchaser(4)
10.11	Dividend Reinvestment Plan of NMF SLF I, Inc.(5)
10.12	Amended and Restated Dividend Reinvestment Plan of NMF SLF I, Inc., effective as of September 18, 2022 (9)
14.1	Code of Ethics (2)
21.1	List of Subsidiaries: NMF SLF I SPV, L.L.C. (Delaware) NMF SLF I Opportunistic SPV, L.L.C. (Delaware)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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
(4)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on December 30, 2020.
(5)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on March 25, 2021.
(6)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on July 6, 2021.
(7)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on December 22, 2021.

(8)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on September 29, 2022.
(9)Previously filed in connection with NMF SLF I, Inc.'s report on Form 8-K filed on August 19, 2022.
* Filed herewith.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2023.

NMF SLF I, Inc.
By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 13, 2023
John R. Kline

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 13, 2023
Shiraz Y. Kajee

By:	/s/ ALICE W. HANDY	Director	March 13, 2023
Alice W. Handy

By:	/s/ ALFRED F. HURLEY, JR.	Director	March 13, 2023
Alfred F. Hurley, Jr.

By:	/s/ JOHN P. MALFETTONE	Director	March 13, 2023
John P. Malfettone

By:	/s/ DAVID OGENS	Director	March 13, 2023
David Ogens