Form 10-Q
period 2023-03-31
NMF SLF I, Inc.
filed 2023-05-15
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of May 15, 2023 was 77,633,532. As of March 31, 2023, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,213,356 and $1,191,246, respectively)	$1,196,808	$1,173,399
Cash and cash equivalents	17,983	16,012
Interest receivable	6,599	6,833
Other assets	438	328
Total assets	$1,221,828	$1,196,572
Liabilities
Borrowings
Wells Credit Facility	$388,500	$394,500
Deferred financing costs (net of accumulated amortization of $2,194 and $1,975, respectively)	(2,425)	(2,644)
Net borrowings	386,075	391,856
Distribution payable	24,066	40,489
Payable for unsettled securities purchased	5,785	—
Interest payable	2,339	2,181
Management fee payable	1,929	1,878
Payable to affiliates	197	160
Accrued organizational and offering expenses	63	61
Other liabilities	739	872
Total liabilities	421,193	437,497
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value 0.001, 500,000,000 shares authorized, 77,633,532 and 73,750,032 shares issued and outstanding, respectively	78	74
Paid in capital in excess of par	811,956	771,472
Accumulated undistributed earnings	(11,399)	(12,471)
Total net assets	$800,635	$759,075
Total liabilities and net assets	$1,221,828	$1,196,572
Net asset value per share	$10.31	$10.29
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$30,870	$18,036
PIK interest income	1,327	806
Fee income	1,005	1,278
Total investment income	33,202	20,120
Expenses
Interest and other financing expenses	6,845	2,362
Management fee	1,929	1,625
Administrative expenses	298	265
Professional fees	294	273
Other general and administrative expenses	117	68
Total expenses	9,483	4,593
Net investment income	23,719	15,527
Net realized and unrealized gains (losses)
Net realized gains on investments	119	2,004
Net change in unrealized appreciation (depreciation) of investments	1,299	(3,863)
Net realized and unrealized gains (losses)	1,418	(1,859)
Net increase in net assets resulting from operations	$25,137	$13,668
Earnings per share (basic & diluted)	$0.33	$0.19
Weighted average shares of common stock outstanding - basic & diluted (See Note 10)	76,813,682	70,329,270

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$23,719	$15,527
Net realized gains on investments	119	2,004
Net change in unrealized appreciation (depreciation) of investments	1,299	(3,863)
Net increase in net assets resulting from operations	25,137	13,668
Capital transactions
Distributions declared to stockholders from net investment income	(24,066)	(15,560)
Reinvestment of distributions	40,489	32,021
Total net increase in net assets resulting from capital transactions	16,423	16,461
Net increase in net assets	41,560	30,129
Net assets at the beginning of the period	759,075	720,099
Net assets at the end of the period	$800,635	$750,228

Capital share activity
Shares issued from the reinvestment of distributions	3,883,500	2,988,215

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$25,137	$13,668
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gains on investments	(119)	(2,004)
Net change in unrealized appreciation (depreciation) of investments	(1,299)	3,863
Amortization of purchase discount	(757)	(970)
Amortization of deferred financing costs	219	219
Non-cash investment income	(1,364)	(717)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(42,069)	(77,390)
Proceeds from sales and paydowns of investments	21,795	40,472
Cash paid for purchase of drawn portion of revolving credit facilities		—
Cash paid on drawn revolving credit facilities	(8,446)	(5,460)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	77	74
Cash repayments on drawn revolvers	8,773	5,160
Interest receivable	234	(848)
Receivable from unsettled securities sold	—	(15,237)
Other assets	(110)	(84)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	5,785	(27,781)
Interest payable	158	178
Management fee payable	51	165
Accrued organizational and offering expenses	2	—
Payable to affiliates	37	(34)
Other liabilities	(133)	169
Net cash flows provided by (used in) operating activities	7,971	(66,557)
Cash flows from financing activities
Proceeds from Wells Credit Facility	18,500	75,000
Repayment of Wells Credit Facility	(24,500)	(18,000)
Deferred financing costs paid	—	(6)
Net cash flows provided by (used in) financing activities	(6,000)	56,994
Net increase (decrease) in cash and cash equivalents	1,971	(9,563)
Cash and cash equivalents at the beginning of the period	16,012	21,426
Cash and cash equivalents at the end of the period	$17,983	$11,863

Supplemental disclosure of cash flow information
Cash interest paid	$6,390	$1,845
Non-cash financing activities:
Distribution declared and payable	24,066	15,560
Value of shares issued in connection with reinvestment of distributions	40,489	32,021
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)	SOFR(Q)	+	6.25%	11.26%	12/2020	10/2027	$18,444	$18,347	$18,444
	First lien (3)	SOFR(S)	+	6.25%	11.12%	08/2021	10/2027	5,879	5,868	5,879
	First lien (3)	SOFR(S)	+	6.25%	11.06%	06/2021	10/2027	4,948	4,929	4,948
	First lien (3)(4) - Drawn	SOFR(S)	+	6.25%	10.88%	05/2022	10/2027	1,652	1,648	1,652
								30,923	30,792	30,923	3.86%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (2)(3)	L(M)	+	5.25%	10.09%	11/2020	11/2026	23,608	23,491	23,468
	First lien (3)	L(M)	+	5.25%	10.09%	11/2020	11/2026	6,665	6,628	6,626
								30,273	30,119	30,094	3.76%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	SOFR(Q)	+	5.75%	10.80%	02/2020	05/2026	24,291	24,208	24,075
	First lien (3)	SOFR(Q)	+	5.75%	10.80%	02/2020	05/2026	5,747	5,724	5,696
								30,038	29,932	29,771	3.72%
Zone Climate Services, Inc.
Business Services	First lien (2)(3)	SOFR(Q)	+	4.75%	9.54%	03/2022	03/2028	27,822	27,578	27,822
	First lien (3)(4) - Drawn	SOFR(M)	+	4.75%	9.59%	03/2022	03/2028	1,466	1,460	1,466
								29,288	29,038	29,288	3.66%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)	SOFR(Q)	+	5.50%	10.55%	10/2020	11/2027	19,584	19,375	19,112
	First lien (3)	SOFR(Q)	+	5.50%	10.55%	11/2021	11/2027	10,424	10,334	10,173
								30,008	29,709	29,285	3.66%
Associations, Inc.
Business Services	First lien (2)(3)	SOFR(Q)*	+	4.00% +2.50%/PIK	11.36%	07/2021	07/2027	15,016	14,966	15,016
	First lien (3)	SOFR(Q)*	+	4.00%+2.50%/PIK	11.47%	07/2021	07/2027	3,694	3,680	3,694
	First lien (3)	SOFR(Q)*	+	4.00% +2.50%/PIK	11.55%	07/2021	07/2027	3,694	3,680	3,694
	First lien (3)	SOFR(Q)*	+	4.00% +2.50%/PIK	11.48%	07/2021	07/2027	2,231	2,223	2,231
	First lien (3)	SOFR(Q)*	+	4.00% +2.50%/PIK	11.38%	07/2021	07/2027	1,775	1,769	1,775
								26,410	26,318	26,410	3.30%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Diligent Corporation
Software	First lien (2)(3)	L(M)	+	6.25%	11.09%	08/2020	08/2025	$14,710	$14,615	$14,300
	First lien (2)(3)	L(M)	+	5.75%	10.59%	03/2021	08/2025	5,568	5,552	5,383
	First lien (2)(3)	L(M)	+	5.75%	10.59%	03/2021	08/2025	3,105	3,096	3,002
	First lien (3)	L(M)	+	6.25%	11.09%	08/2020	08/2025	1,231	1,223	1,190
	First lien (3)	L(M)	+	6.25%	11.09%	08/2020	08/2025	776	771	754
	First lien (3)(4) - Drawn	L(M)	+	6.25%	11.08%	08/2020	08/2025	711	721	691
								26,101	25,978	25,320	3.16%
Apptio, Inc.
Software	First lien (3)	L(Q)	+	5.00%	9.81%	04/2020	01/2025	25,000	24,411	25,000	3.12%
OA Buyer, Inc.
Healthcare	First lien (2)(3)	SOFR(M)	+	5.75%	10.56%	12/2021	12/2028	23,579	23,378	23,428
	First lien (2)(3)	SOFR(M)	+	5.75%	10.56%	05/2022	12/2028	1,492	1,479	1,483
								25,071	24,857	24,911	3.11%
iCIMS, Inc.
Software	First lien (2)(3)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.05%	08/2022	08/2028	19,839	19,681	19,732
	First lien (3)	SOFR(Q)	+	7.25%	12.05%	10/2022	08/2028	5,126	5,083	5,125
								24,965	24,764	24,857	3.11%
Diamondback Acquisition, Inc.
Software	First lien (2)(3)	L(M)	+	5.50%	10.34%	09/2021	09/2028	25,012	24,807	24,351	3.04%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(3)	SOFR(M)	+	4.75%	9.66%	12/2020	12/2026	17,703	17,581	17,062
	First lien (3)	SOFR(M)	+	4.75%	9.66%	12/2020	12/2026	5,358	5,320	5,164
	First lien (3)(4) - Drawn	SOFR(M)	+	4.75%	9.61%	01/2022	12/2026	1,182	1,173	1,139
								24,243	24,074	23,365	2.92%
IG Investments Holdings, LLC
Business Services	First lien (2)(3)	L(Q)	+	6.00%	10.86%	09/2021	09/2028	23,083	22,892	22,850	2.85%
Anaplan, Inc.
Software	First lien (2)(3)	SOFR(M)	+	6.50%	11.31%	06/2022	06/2029	22,941	22,731	22,712	2.84%
Syndigo LLC
Software	First lien (2)(3)	L(M)	+	4.50%	9.28%	12/2020	12/2027	19,600	19,494	18,536
	Second Lien (3)	L(S)	+	8.00%	13.21%	12/2020	12/2028	4,000	3,976	3,748
								23,600	23,470	22,284	2.78%
Notorious Topco, LLC
Consumer Products	First lien (2)(3)	SOFR(Q)	+	6.75%	11.58%	11/2021	11/2027	21,000	20,871	20,056
	First lien (3)(4) - Drawn	SOFR(Q)	+	6.75%	11.58%	11/2021	11/2027	1,830	1,812	1,748
	First lien (3)(4) - Drawn	SOFR(Q)	+	6.75%	11.58%	11/2021	05/2027	369	369	352
								23,199	23,052	22,156	2.77%
PDQ.com Corporation
Software	First lien (3)	SOFR(Q)	+	4.75%	9.75%	09/2021	08/2027	13,326	13,275	13,037
	First lien (3)	SOFR(Q)	+	4.75%	9.75%	09/2021	08/2027	9,129	9,094	8,931
								22,455	22,369	21,968	2.74%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KWOR Acquisition, Inc.
Business Services	First lien (2)(3)	L(M)	+	5.25%	10.09%	12/2021	12/2028	$20,609	$20,477	$20,520
	First lien (3)(4) - Drawn	P(Q)	+	4.25%	12.25%	12/2021	12/2027	1,305	1,300	1,299
								21,914	21,777	21,819	2.73%
CCBlue Bidco, Inc.
Healthcare	First lien (2)(3)	L(Q)*	+	3.50% +2.75%/PIK	11.41%	12/2021	12/2028	21,074	20,901	20,454
	First lien (3)(4) - Drawn	L(Q)*	+	3.50% +2.75%/PIK	11.41%	12/2021	12/2028	1,095	1,086	1,063
								22,169	21,987	21,517	2.69%
Eisner Advisory Group LLC
Financial Services	First lien (2)	SOFR(M)	+	5.25%	10.17%	08/2021	07/2028	19,604	19,496	19,629
	First lien	SOFR(M)	+	5.25%	10.17%	08/2021	07/2028	1,658	1,651	1,660
								21,262	21,147	21,289	2.66%
AAH Topco, LLC
Consumer Services	First lien (2)(3)	L(M)	+	5.50%	10.34%	12/2021	12/2027	11,725	11,628	11,684
	First lien (3)(4) - Drawn	L(M)	+	5.50%	10.25%	12/2021	12/2027	8,737	8,667	8,706
								20,462	20,295	20,390	2.55%
Avalara, Inc.
Software	First lien (3)	SOFR(Q)	+	7.25%	12.15%	10/2022	10/2028	20,012	19,775	19,988	2.50%
Recorded Future, Inc.
Software	First lien (2)(3)	L(Q)	+	5.25%	10.41%	12/2021	07/2025	7,406	7,381	7,369
	First lien (2)(3)	L(Q)	+	5.25%	10.40%	08/2020	07/2025	5,744	5,715	5,715
	First lien (3)	L(Q)	+	5.25%	10.40%	08/2020	07/2025	4,094	4,057	4,073
	First lien (2)(3)	L(Q)	+	5.25%	10.41%	01/2022	07/2025	2,485	2,473	2,473
								19,729	19,626	19,630	2.45%
Thermostat Purchaser III, Inc.
Business Services	First lien (2)	L(Q)	+	4.50%	9.45%	08/2021	08/2028	18,808	18,770	18,056
	First lien	L(Q)	+	4.50%	9.45%	08/2021	08/2028	1,294	1,290	1,242
								20,102	20,060	19,298	2.41%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (2)(3)	L(M)	+	5.75%	10.59%	10/2021	10/2028	11,604	11,508	11,539
	First lien (2)(3)	L(M)	+	5.75%	10.59%	12/2021	10/2028	7,293	7,231	7,252
								18,897	18,739	18,791	2.35%
DECA Dental Holdings LLC
Healthcare	First lien (2)(3)	L(Q)	+	5.75%	10.91%	08/2021	08/2028	16,820	16,683	15,906
	First lien (3)(4) - Drawn	L(Q)	+	5.75%	10.91%	08/2021	08/2028	1,770	1,756	1,674
	First lien (3)(4) - Drawn	L(Q)	+	5.75%	10.91%	08/2021	08/2027	1,258	1,249	1,190
								19,848	19,688	18,770	2.35%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First lien (2)(3)	L(M)	+	5.50%	10.34%	10/2021	10/2028	$12,247	$12,145	$11,976
	First lien (3)	L(M)	+	5.50%	10.34%	10/2021	10/2028	4,930	4,895	4,822
	First lien (3)(4) - Drawn	L(M)	+	5.50%	10.34%	10/2021	10/2027	230	231	225
	First lien (3)	L(M)	+	5.50%	10.34%	10/2021	10/2028	49	44	48
	First lien (3)(4) - Drawn	L(M)	+	5.50%	10.34%	06/2022	10/2028	18	18	17
								17,474	17,333	17,088	2.13%
GraphPAD Software, LLC
Healthcare	First lien (2)(3)	L(S)	+	5.50%	10.71%	12/2021	04/2027	9,174	9,138	8,913
	First lien (2)(3)	L(S)	+	5.50%	10.43%	04/2021	04/2027	6,878	6,853	6,681
	First lien (2)(3)	L(S)	+	5.50%	10.71%	10/2021	04/2027	1,057	1,053	1,027
								17,109	17,044	16,621	2.08%
Granicus, Inc.
Software	First lien (2)(3)	L(M)*	+	5.50% +1.50%/PIK	11.84%	01/2021	01/2027	10,640	10,585	10,640
	First lien (3)	L(M)*	+	5.50% +1.50%/PIK	11.84%	01/2021	01/2027	2,979	2,964	2,979
	First lien (3)	L(M)	+	6.00%	10.84%	04/2021	01/2027	2,283	2,266	2,283
	First lien (3)(4) - Drawn	L(M)	+	6.50%	11.18%	01/2021	01/2027	634	633	634
								16,536	16,448	16,536	2.07%
Project Essential Bidco, Inc.
Software	First lien (2)(3)	L(Q)	+	5.75%	10.56%	04/2021	04/2028	17,165	17,049	16,343	2.04%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(3)	SOFR(Q)	+	5.75%	10.80%	12/2021	12/2027	9,008	8,933	8,800
	First lien (3)	SOFR(Q)	+	5.75%	10.73%	12/2021	12/2027	3,023	2,998	2,953
	First lien (3)	SOFR(Q)	+	5.75%	10.80%	12/2021	12/2027	3,004	2,980	2,935
	First lien (3)(4) - Drawn	SOFR(Q)	+	5.75%	10.72%	12/2021	12/2027	821	815	802
	First lien (3)(4) - Drawn	L(Q)	+	6.00%	10.82%	07/2022	12/2027	531	527	526
								16,387	16,253	16,016	2.00%
MRI Software LLC
Software	First lien (2)(3)	L(Q)	+	5.50%	10.66%	01/2020	02/2026	10,889	10,860	10,614
	First lien (2)(3)	L(Q)	+	5.50%	10.66%	03/2021	02/2026	3,088	3,083	3,010
	First lien (3)	L(Q)	+	5.50%	10.66%	03/2021	02/2026	1,952	1,949	1,903
	First lien (3)	L(Q)	+	5.50%	10.66%	01/2020	02/2026	315	314	307
								16,244	16,206	15,834	1.98%
Foreside Financial Group, LLC
Business Services	First lien (2)(3)	SOFR(Q)	+	5.50%	10.54%	05/2022	09/2027	14,865	14,736	14,716
	First lien (3)	SOFR(Q)	+	5.50%	10.54%	05/2022	09/2027	1,028	1,019	1,018
								15,893	15,755	15,734	1.97%
Ocala Bidco, Inc.
Healthcare	First lien (2)(3)	L(Q)*	+	3.50% +2.75%/PIK	11.21%	12/2021	11/2028	15,743	15,580	15,625	1.95%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foundational Education Group, Inc.
Education	First lien (2)(3)	SOFR(Q)	+	3.75%	8.91%	08/2021	08/2028	$9,356	$9,319	$8,833
	Second Lien (2)(3)	SOFR(Q)	+	6.50%	11.66%	08/2021	08/2029	6,488	6,460	6,092
								15,844	15,779	14,925	1.86%
Kaseya Inc.
Software	First lien (2)(3)	SOFR(Q)	+	5.75%	10.65%	06/2022	06/2029	14,662	14,561	14,552	1.82%
Pioneer Buyer I, LLC
Software	First lien (3)	SOFR(Q)*	+	7.00%/PIK	12.16%	11/2021	11/2028	12,826	12,732	12,747
	First lien (3)	SOFR(Q)*	+	7.00%/PIK	12.16%	03/2022	11/2028	1,758	1,744	1,747
								14,584	14,476	14,494	1.81%
Oranje Holdco, Inc.
Software	First lien (3)	SOFR(Q)	+	7.75%	12.43%	01/2023	02/2029	14,453	14,276	14,384	1.80%
Coupa Holdings, LLC
Software	First lien (2)(3)	SOFR(M)	+	7.50%	12.29%	02/2023	02/2030	13,366	13,201	13,249	1.65%
RealPage, Inc.
Software	Second Lien	L(M)	+	6.50%	11.34%	02/2021	04/2029	13,612	13,529	12,889	1.61%
Businessolver.com, Inc.
Software	First lien (2)(3)	L(Q)	+	5.50%	10.66%	12/2021	12/2027	12,423	12,372	12,261
	First lien (3)(4) - Drawn	L(S)	+	5.50%	9.88%	12/2021	12/2027	288	287	284
								12,711	12,659	12,545	1.57%
Relativity ODA LLC
Software	First lien (3)	L(M)*	+	7.50%/PIK	12.35%	05/2021	05/2027	12,273	12,176	12,132	1.52%
CentralSquare Technologies, LLC
Software	First lien (2)	L(Q)	+	3.75%	8.91%	04/2020	08/2025	13,338	12,165	11,764	1.47%
DOCS, MSO, LLC
Healthcare	First lien (2)(3)	SOFR(S)	+	5.75%	10.54%	06/2022	06/2028	11,506	11,506	11,405	1.42%
OB Hospitalist Group, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)	+	5.50%	10.55%	09/2021	09/2027	11,306	11,217	10,843
	First lien (3)(4) - Drawn	SOFR(Q)	+	5.50%	10.53%	09/2021	09/2027	574	572	550
								11,880	11,789	11,393	1.42%
CFS Management, LLC
Healthcare	First lien (2)(3)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.16%	09/2021	07/2024	8,656	8,630	8,199
	First lien (3)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.16%	09/2021	07/2024	3,299	3,289	3,124
								11,955	11,919	11,323	1.41%
Daxko Acquisition Corporation
Software	First lien (2)(3)	L(M)	+	5.50%	10.34%	10/2021	10/2028	10,414	10,327	10,159
	First lien (3)	L(M)	+	5.50%	10.34%	10/2021	10/2028	877	872	856
	First lien (3)(4) - Drawn	P(Q)	+	4.50%	12.50%	10/2021	10/2027	78	79	76
								11,369	11,278	11,091	1.39%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Bullhorn, Inc.
Software	First lien (2)(3)	L(Q)	+	5.75%	10.91%	09/2020	09/2026	$9,629	$9,584	$9,629
	First lien (3)	L(Q)	+	5.75%	10.91%	09/2020	09/2026	1,228	1,226	1,228
								10,857	10,810	10,857	1.36%
Snap One Holdings Corp.**
Distribution & Logistics	First lien (2)	L(Q)	+	4.50%	9.66%	11/2021	12/2028	11,066	11,019	10,181	1.27%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First lien (2)(3)	SOFR(M)	+	5.50%	10.26%	05/2022	05/2029	10,076	9,985	9,976	1.25%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(3)	L(M)	+	5.50%	10.34%	08/2021	08/2026	7,176	7,125	7,176
	First lien (3)(4) - Drawn	L(M)	+	5.50%	10.34%	04/2022	08/2026	2,507	2,487	2,507
								9,683	9,612	9,683	1.21%
Infogain Corporation
Business Services	First lien (2)(3)	SOFR(M)	+	5.75%	10.66%	07/2021	07/2028	6,086	6,049	6,039
	First lien (2)(3)	SOFR(M)	+	5.75%	10.59%	07/2022	07/2028	3,576	3,543	3,548
	Subordinated (3)	SOFR(Q)	+	8.25%	13.25%	07/2022	07/2029	1	1	1
								9,663	9,593	9,588	1.20%
Xactly Corporation
Software	First lien (3)	SOFR(Q)	+	7.25%	11.93%	06/2020	07/2025	9,449	9,392	9,450	1.18%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second Lien (2)(3)	L(M)	+	6.75%	11.59%	11/2021	12/2029	10,000	9,956	9,398	1.17%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)	SOFR(M)	+	6.75%	11.56%	09/2022	10/2029	9,174	9,043	9,036	1.13%
ACI Group Holdings, Inc.
Healthcare	First lien (2)(3)	L(M)*	+	4.50% +1.25%/PIK	10.59%	08/2021	08/2028	7,391	7,332	7,107
	First lien (3)(4) - Drawn	L(M)*	+	4.50% +1.25%/PIK	10.59%	08/2021	08/2028	1,124	1,116	1,081
								8,515	8,448	8,188	1.02%
DCA Investment Holding, LLC
Healthcare	First lien (2)(3)	SOFR(Q)	+	6.41%	11.30%	03/2021	04/2028	6,329	6,293	6,211
	First lien (3)	SOFR(Q)	+	6.41%	11.30%	03/2021	04/2028	1,054	1,050	1,034
	First lien (3)	SOFR(Q)	+	6.41%	11.21%	03/2021	04/2028	524	520	514
	First lien (3)(4) - Drawn	SOFR(S)	+	6.50%	11.32%	12/2022	04/2028	247	244	245
								8,154	8,107	8,004	1.00%
NMC Crimson Holdings, Inc.
Healthcare	First lien (2)(3)	L(Q)	+	6.00%	10.75%	03/2021	03/2028	7,401	7,317	7,401
	First lien (3)(4) - Drawn	L(Q)	+	6.00%	10.95%	03/2021	03/2028	501	495	501
								7,902	7,812	7,902	0.99%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

OEConnection LLC
Software	Second Lien (2)(3)	SOFR(M)	+	7.00%	11.91%	12/2021	09/2027	$7,360	$7,300	$7,211	0.90%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(3)	SOFR(M)	+	5.25%	9.91%	12/2021	12/2028	5,160	5,116	5,040
	First lien (3)(4) - Drawn	SOFR(M)	+	5.25%	9.95%	12/2021	12/2028	1,594	1,581	1,557
								6,754	6,697	6,597	0.82%
Maverick Bidco Inc.
Software	Second Lien (3)	L(Q)	+	6.75%	11.58%	04/2021	05/2029	6,800	6,784	6,535	0.82%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	L(S)	+	6.00%	11.10%	03/2020	02/2026	5,360	5,346	5,360
	First lien (2)(3)	L(M)	+	8.00%	12.84%	10/2020	08/2026	965	958	965
								6,325	6,304	6,325	0.79%
RXB Holdings, Inc.
Healthcare	First lien (2)	SOFR(M)	+	4.50%	9.35%	07/2021	12/2027	6,334	6,321	6,176	0.77%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3)	L(M)	+	5.25%	9.95%	02/2020	02/2026	6,134	6,118	6,134	0.77%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(3)	L(S)	+	5.25%	10.18%	06/2021	06/2027	4,966	4,928	4,926
	First lien (3)(4) - Drawn	L(S)	+	5.25%	10.34%	06/2021	06/2027	933	925	925
								5,899	5,853	5,851	0.73%
Therapy Brands Holdings LLC
Software	Second Lien (2)(3)	L(M)	+	6.75%	11.53%	05/2021	05/2029	6,000	5,968	5,753	0.72%
Nielsen Consumer, Inc.**
Business Services	First lien (2)	SOFR(M)	+	6.25%	11.06%	02/2023	03/2028	4,378	3,896	3,864
	First lien (2)	SOFR(M)	+	6.25%	11.06%	02/2023	03/2028	2,122	1,889	1,873
								6,500	5,785	5,737	0.72%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(3)	SOFR(Q)*	+	6.75% +2.00%/PIK	13.65%	07/2021	07/2027	5,420	5,375	4,797
	First lien (3)(4) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	13.56%	07/2021	07/2026	599	595	530
								6,019	5,970	5,327	0.67%
DS Admiral Bidco, LLC
Software	First lien (3)	SOFR(Q)	+	7.00%	11.90%	12/2022	03/2028	4,893	4,822	4,820	0.60%
KPSKY Acquisition Inc.
Business Services	First lien (2)(3)	SOFR(M)	+	5.50%	10.41%	10/2021	10/2028	4,371	4,335	4,169
	First lien (3)	L(Q)	+	5.50%	10.41%	10/2021	10/2028	503	499	480
	First lien (3)(4) - Drawn	SOFR(M)	+	5.50%	10.45%	06/2022	10/2028	177	175	169
								5,051	5,009	4,818	0.60%
eResearchTechnology, Inc.
Healthcare	First lien (2)	L(M)	+	4.50%	9.34%	01/2021	02/2027	4,899	4,899	4,622	0.58%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Safety Borrower Holdings LLC
Software	First lien (2)(3)	L(S)	+	5.25%	10.41%	09/2021	09/2027	$3,697	$3,682	$3,654
	First lien (3)	L(S)	+	5.25%	10.41%	09/2021	09/2027	826	822	816
	First lien (3)(4) - Drawn	P(Q)	+	4.25%	12.25%	09/2021	09/2027	83	83	82
								4,606	4,587	4,552	0.57%
Community Brands ParentCo, LLC
Software	First lien (2)(3)	SOFR(M)	+	5.75%	10.66%	02/2022	02/2028	4,644	4,605	4,552	0.57%
Convey Health Solutions, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)	+	5.25%	10.25%	02/2022	09/2026	4,522	4,469	4,522	0.56%
Sun Acquirer Corp.
Consumer Services	First lien (2)(3)	L(M)	+	5.75%	10.59%	09/2021	09/2028	2,584	2,565	2,555
	First lien (3)(4) - Drawn	L(M)	+	5.75%	10.59%	09/2021	09/2028	1,826	1,806	1,806
	First lien (3)(4) - Drawn	P(Q)	+	4.75%	12.75%	09/2021	09/2027	51	52	50
								4,461	4,423	4,411	0.55%
TigerConnect, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)*	+	3.63% +3.63%/PIK	12.08%	02/2022	02/2028	4,223	4,187	4,202
	First lien (2)(3)(4) - Drawn	SOFR(Q)*	+	3.63% +3.63%/PIK	12.08%	02/2022	02/2028	79	79	78
								4,302	4,266	4,280	0.53%
Appriss Health, LLC
Healthcare	First lien (3)	L(M)	+	7.25%	11.96%	05/2021	05/2027	4,047	4,017	3,970
	First lien (3)(4) - Drawn	L(M)	+	7.25%	11.93%	05/2021	05/2027	136	135	132
								4,183	4,152	4,102	0.51%
Calabrio, Inc.
Software	First lien (3)	L(Q)	+	7.00%	12.16%	04/2021	04/2027	3,986	3,964	3,839
	First lien (3)(4) - Drawn	L(Q)	+	7.00%	11.95%	04/2021	04/2027	274	273	264
								4,260	4,237	4,103	0.51%
Affinipay Midco, LLC
Software	First lien (2)(3)	SOFR(S)	+	5.75%	10.64%	07/2022	06/2028	4,077	4,040	4,036	0.50%
USRP Holdings, Inc.
Business Services	First lien (2)(3)	SOFR(Q)	+	5.50%	10.55%	07/2021	07/2027	3,642	3,615	3,536
	First lien (3)	SOFR(Q)	+	5.50%	10.55%	07/2021	07/2027	474	470	460
								4,116	4,085	3,996	0.50%
Radwell Parent, LLC
Distribution & Logistics	First lien (3)	SOFR(Q)	+	6.75%	11.65%	11/2022	04/2029	3,746	3,692	3,690
	First lien (3)(4) - Drawn	SOFR(M)	+	6.75%	11.56%	11/2022	04/2028	38	38	38
								3,784	3,730	3,728	0.47%
STATS Intermediate Holdings, LLC**
Business Services	First lien (2)	L(Q)	+	5.25%	10.13%	08/2021	07/2026	3,922	3,922	3,490	0.44%
Quartz Holding Company
Software	Second Lien (2)(3)	L(M)	+	8.00%	12.84%	10/2020	04/2027	3,000	2,990	2,965	0.37%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

IMO Investor Holdings, Inc.
Healthcare	First lien (2)(3)	SOFR(S)	+	6.00%	10.62%	05/2022	05/2029	$2,872	$2,846	$2,815
	First lien (3)(4) - Drawn	SOFR(S)	+	6.00%	10.78%	05/2022	05/2028	134	133	132
								3,006	2,979	2,947	0.37%
Geo Parent Corporation
Business Services	First lien (2)(3)	SOFR(S)	+	5.25%	10.17%	05/2020	12/2025	2,909	2,847	2,837	0.35%
SpecialtyCare, Inc.
Healthcare	First lien (2)(3)	L(Q)	+	5.75%	10.50%	06/2021	06/2028	2,853	2,819	2,732
	First lien (3)(4) - Drawn	L(Q)	+	5.75%	10.58%	06/2021	06/2028	22	22	21
								2,875	2,841	2,753	0.34%
Bluefin Holding, LLC
Software	Second Lien (2)(3)	L(Q)	+	7.75%	12.70%	06/2020	09/2027	2,500	2,407	2,439	0.30%
YLG Holdings, Inc.
Business Services	First lien (3)(4) - Drawn	SOFR(Q)	+	5.00%	9.96%	10/2021	10/2025	2,458	2,438	2,387	0.29%
Project Power Buyer, LLC
Software	First lien (3)	SOFR(Q)	+	7.00%	11.90%	01/2023	05/2026	2,327	2,294	2,292	0.29%
Cloudera, Inc.
Software	Second Lien	L(M)	+	6.00%	10.91%	10/2022	10/2029	2,500	2,079	2,225	0.27%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)	L(Q)	+	3.50%	8.46%	09/2022	08/2024	2,481	1,671	1,644	0.21%
Vectra Co.
Business Products	First lien (2)	L(M)	+	3.25%	8.09%	03/2020	03/2025	1,362	1,257	1,162	0.14%
Virtusa Corporation
Business Services	Subordinated	FIXED(S)	+	7.13%	7.13%	09/2022	12/2028	1,370	1,053	1,078	0.13%
Total Funded Debt Investments - United States								$1,188,281	$1,176,368	$1,161,650	145.08%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(3)	L(M)	+	6.00%	10.71%	10/2021	09/2028	$23,010	$22,819	$22,892	2.86%
Total Funded Debt Investments - Netherlands								$23,010	$22,819	$22,892	2.86%
Funded Debt Investments - United Kingdom
Trident Bidco Limited**
Business Services	First lien (2)(3)	SOFR(Q)	+	5.00%	9.55%	06/2022	06/2029	$10,669	$10,572	$10,444
	First lien (2)(3)	SOFR(Q)	+	5.00%	9.55%	09/2022	06/2029	1,907	1,889	1,867
								12,576	12,461	12,311	1.54%
Total Funded Debt Investments - United Kingdom								$12,576	$12,461	$12,311	1.54%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)	SOFR(M)	+	7.25%	11.98%	12/2022	12/2029	$2,245	$2,212	$2,211	0.28%
Funded Debt Investments - Australia								$2,245	$2,212	$2,211	0.28%
Total Funded Debt Investments								$1,226,112	$1,213,860	$1,199,064	149.76%
Equity - United States
Pioneer Topco I, L.P.
Software	Ordinary Shares(3)(6)	—		—	—	11/2021	—	10	$—	$—	—%
Total Shares - United States									$—	$—	—%
Total Shares									$—	$—	—%
Total Funded Investments									$1,213,860	$1,199,064	149.76%
Unfunded Debt Investments - United States
NMC Crimson Holdings, Inc.
Healthcare	First lien (3)(4) - Undrawn	—		—	—	03/2021	12/2023	$1,306	$—	$—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (3)(4) - Undrawn	—		—	—	04/2022	04/2024	67	—	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—		—	—	03/2020	02/2025	395	(1)	—	—%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)(4) - Undrawn	—		—	—	05/2022	05/2024	1,042	—	—
	First lien (3)(4) - Undrawn	—		—	—	08/2021	10/2027	516	(1)	—
								1,558	(1)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(4) - Undrawn	—		—	—	02/2020	02/2026	701	(2)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—		—	—	09/2020	09/2026	693	(3)	—	—%
Xactly Corporation
Software	First lien (3)(4) - Undrawn	—		—	—	06/2020	07/2025	551	(3)	—	—%
Granicus, Inc.
Software	First lien (3)(4) - Undrawn	—		—	—	01/2021	01/2027	573	(4)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First lien (3)(4) - Undrawn	—		—	—	11/2022	04/2028	244	(4)	—	—%
Associations, Inc.
Business Services	First lien (3)(4) - Undrawn	—		—	—	07/2021	07/2027	1,476	(5)	—	—%
Zone Climate Services, Inc.
Business Services	First lien (3)(4) - Undrawn	—		—	—	03/2022	03/2028	2,931	(29)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Project Power Buyer, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	01/2023	05/2025	$120	$(2)	$(2)	(0.00)%
Avalara, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	10/2022	10/2028	2,001	(23)	(2)	(0.00)%
Appriss Health, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	05/2021	05/2027	135	(1)	(3)	(0.00)%
Safety Borrower Holdings LLC
Software	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	249	(1)	(3)	(0.00)%
TigerConnect, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	02/2022	02/2028	603	(5)	(3)
	First lien (2)(3)(4) - Undrawn	—	—	—	02/2022	02/2023	238	—	(1)
							841	(5)	(4)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	313	(3)	(3)
	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2023	82	—	(1)
							395	(3)	(4)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	08/2020	07/2025	1,202	(8)	(6)	(0.00)%
DCA Investment Holding, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	12/2022	12/2023	691	—	(6)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,579	(12)	(7)	(0.00)%
Calabrio, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	04/2021	04/2027	206	(2)	(8)	(0.00)%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2028	844	(7)	(8)	(0.00)%
USRP Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2027	288	(2)	(8)	(0.00)%
Affinipay Midco, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	07/2022	06/2028	273	(2)	(3)
	First lien (3)(4) - Undrawn	—	—	—	07/2022	06/2024	574	—	(6)
							847	(2)	(9)	(0.00)%
Oranje Holdco, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	01/2023	02/2029	1,807	(22)	(9)	(0.00)%
Infogain Corporation
Business Services	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2026	1,236	(6)	(10)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

iCIMS, Inc.
Software	First lien (2)(3)(4) - Undrawn	—	—	—	08/2022	08/2024	$5,015	$—	$—
	First lien (3)(4) - Undrawn	—	—	—	08/2022	08/2028	1,870	(15)	(10)
							6,885	(15)	(10)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2027	484	(3)	(4)
	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2023	763	—	(6)
							1,247	(3)	(10)	(0.00)%
Relativity ODA LLC
Software	First lien (3)(4) - Undrawn	—	—	—	05/2021	05/2027	1,061	(9)	(12)	(0.00)%
Ocala Bidco, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	12/2021	05/2024	1,630	—	(12)	(0.00)%
Pioneer Buyer I, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	11/2021	11/2027	2,045	(16)	(13)	(0.00)%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	895	—	(7)
	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2029	895	(6)	(7)
							1,790	(6)	(14)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	02/2022	02/2028	276	(2)	(5)
	First lien (3)(4) - Undrawn	—	—	—	02/2022	02/2024	552	—	(11)
							828	(2)	(16)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2026	147	(2)	(17)	(0.00)%

GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	02/2020	05/2026	1,918	(7)	(17)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2028	210	(2)	(4)
	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	687	—	(14)
							897	(2)	(18)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	1,825	(14)	(18)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Coupa Holdings, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	02/2023	02/2029	$914	$(11)	$(8)
	First lien (3)(4) - Undrawn	—	—	—	02/2023	08/2024	1,194	—	(11)
							2,108	(11)	(19)	(0.00)%
OA Buyer, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2028	3,041	(25)	(19)	(0.00)%
AAH Topco, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,413	(11)	(5)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2023	4,240	—	(15)
							5,653	(11)	(20)	(0.00)%
SpecialtyCare, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2023	246	—	(10)
	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2026	224	(2)	(10)
							470	(2)	(20)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	395	(4)	(9)
	First lien (3)(4) - Undrawn	—	—	—	07/2022	07/2024	1,421	—	(14)
							1,816	(4)	(23)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	571	—	(26)	(0.01)%
Daxko Acquisition Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2027	705	(7)	(17)
	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2023	416	(2)	(10)
							1,121	(9)	(27)	(0.01)%
Foreside Financial Group, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	05/2022	09/2027	977	(8)	(10)
	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	2,222	—	(22)
							3,199	(8)	(32)	(0.01)%
OB Hospitalist Group, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	910	(9)	(37)	(0.01)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	539	(4)	(13)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	06/2023	1,093	—	(25)
							1,632	(4)	(38)	(0.01)%
Businessolver.com, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2023	3,089	—	(40)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CoreTrust Purchasing Group LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	09/2022	10/2029	$1,339	$(19)	$(20)
	First lien (3)(4) - Undrawn	—	—	—	09/2022	09/2024	1,339	—	(20)
							2,678	(19)	(40)	(0.01)%
MRI Software LLC
Software	First lien (3)(4) - Undrawn	—	—	—	01/2020	02/2026	780	(2)	(20)
	First lien (3)(4) - Undrawn	—	—	—	02/2022	08/2023	935	—	(24)
							1,715	(2)	(44)	(0.01)%
DOCS, MSO, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2028	1,079	—	(9)
	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	4,044	—	(36)
							5,123	—	(45)	(0.01)%
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	08/2020	08/2025	1,658	(21)	(46)	(0.01)%
PDQ.com Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	09/2021	08/2027	2,206	(8)	(48)	(0.01)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	11/2021	11/2024	2,275	(38)	(55)	(0.01)%
CCBlue Bidco, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2023	2,973	—	(87)	(0.01)%
ACI Group Holdings, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2027	787	(6)	(30)
	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2023	1,627	—	(62)
							2,414	(6)	(92)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2027	1,493	(15)	(33)
	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	2,924	—	(65)
							4,417	(15)	(98)	(0.01)%
Project Essential Bidco, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	04/2021	04/2027	2,241	(13)	(107)	(0.01)%
Diamondback Acquisition, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2023	4,237	—	(112)	(0.01)%
YLG Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2023	3,970	—	(116)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Notorious Topco, LLC
Consumer Products	First lien (3)(4) - Undrawn	—	—	—	11/2021	11/2023	$1,229	$—	$(55)
	First lien (3)(4) - Undrawn	—	—	—	11/2021	05/2027	1,475	(11)	(66)
							2,704	(11)	(121)	(0.02)%
Thermostat Purchaser III, Inc.
Business Services	First lien (4) - Undrawn	—	—	—	08/2021	08/2023	3,145	(2)	(126)	(0.02)%
GraphPAD Software, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	04/2021	04/2027	1,000	(3)	(12)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	11/2023	5,068	(19)	(144)
							6,068	(22)	(156)	(0.02)%
Allworth Financial Group, L.P.		—	—	—
Financial Services	First lien (3)(4) - Undrawn	—	—	—	01/2022	01/2024	1,423	—	(52)
	First lien (3)(4) - Undrawn				12/2020	12/2026	3,507	(23)	(127)
							4,930	(23)	(179)	(0.02)%
DECA Dental Holdings LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2023	4,044	—	(220)
	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2027	90	(1)	(5)
							4,134	(1)	(225)	(0.03)%
Total Unfunded Debt Investments - United States							$123,707	$(488)	$(2,244)	(0.28)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2027	$1,726	$(13)	$(9)	(0.00)%
Total Unfunded Debt Investments - Netherlands							$1,726	$(13)	$(9)	(0.00)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(4) - Undrawn	—	—	—	12/2022	12/2028	$208	$(3)	$(3)	(0.00)%
Total Unfunded Debt Investments - Australia							$208	$(3)	$(3)	(0.00)%
Total Unfunded Debt Investments							$125,641	$(504)	$(2,256)	(0.28)%
Total Non-Controlled/Non-Affiliated Investments								$1,213,356	$1,196,808	149.48%
Total Investments								$1,213,356	$1,196,808	149.48%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2023.
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
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2023, 4.65% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

	March 31, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	94.96%
Second lien	4.95%
Subordinated	0.09%
Equity and other	—%	(1)
Total investments	100.00%

(1)As of March 31, 2023, equity and other investments made up less than 0.01% of total investments.

March 31, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	41.92%
Business Services	22.31%
Healthcare	15.40%
Financial Services	7.66%
Consumer Services	3.41%
Information Technology	1.91%
Consumer Products	1.84%
Distribution & Logistics	1.81%
Packaging	1.42%
Education	1.25%
Specialty Chemicals & Materials	0.97%
Business Products	0.10%
Total investments	100.00%

March 31, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	99.91%
Fixed rates	0.09%
Total investments	100.00%

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

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Spring Education Group, Inc.
Education	First lien (2)	L(Q)	+	4.00%	8.73%	03/2020	07/2025	$2,429	$2,046	$2,380	0.31%
Cloudera, Inc.
Software	Second lien	L(M)	+	6.00%	10.38%	10/2022	10/2029	2,500	2,069	2,097	0.28%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)	L(Q)	+	3.50%	8.26%	09/2022	08/2024	2,487	1,566	1,617	0.21%
YLG Holdings, Inc.
Business Services	First lien (3)(4) - Drawn	L(S)	+	5.00%	9.90%	10/2021	10/2025	1,531	1,517	1,491	0.20%
Vectra Co.
Business Products	First lien (2)	L(M)	+	3.25%	7.63%	03/2020	03/2025	1,366	1,248	1,087	0.14%
Virtusa Corporation
Software	Subordinated	Fixed(S)		7.13%	7.13%	09/2022	12/2028	1,370	1,044	1,046	0.14%
Total Funded Debt Investments - United States								$1,166,146	$1,154,224	$1,138,523	149.99%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(3)	L(M)	+	6.00%	10.29%	10/2021	09/2028	$23,010	$22,813	$22,639	2.98%
Total Funded Debt Investments - Netherlands								$23,010	$22,813	$22,639	2.98%
Funded Debt Investments - United Kingdom
Trident Bidco Limited **
Business Services	First lien (2)(3)	SOFR(Q)	+	5.25%	9.07%	06/2022	06/2029	$10,668	$10,569	$10,437
	First lien (2)(3)	SOFR(Q)	+	5.25%	9.07%	09/2022	06/2029	1,906	1,889	1,866
								12,574	12,458	12,303	1.63%
Total Funded Debt Investments - United Kingdom								$12,574	$12,458	$12,303	1.63%
Fundedd Debt Investments - Australia
Atlas AU Bidco Pty Ltd **
Business Services	First lien	SOFR(M)	+	7.25%	11.48%	12/2022	12/2029	$2,245	$2,211	$2,211	0.29%
Funded Debt Investments - Australia								$2,245	$2,211	$2,211	0.29%
Total Funded Debt Investments								$1,203,975	$1,191,706	$1,175,676	154.89%
Equity - United States
Pioneer Topco I, L.P.(6)
Software	Ordinary Shares(3)(6)	—		—	—	11/2021	—	10	$—	$—	—%
Total Shares - United States									$—	$—	—%
Total Shares									—	—	—%
Total Funded Investments									$1,191,706	$1,175,676	154.89%
Unfunded Debt Investments - United States
Associations, Inc.
Business Services	First lien (3)(4) - Undrawn	—		—	—	07/2021	07/2027	$1,476	$(6)	$—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	—	—	03/2020	02/2025	$395	$(1)	$—	—%
Appriss Health, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	05/2021	05/2027	271	(2)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	09/2020	09/2026	374	(3)	—	—%
Calabrio, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	04/2021	04/2027	206	(2)	—	—%
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	08/2020	08/2025	1,658	(21)	—	—%
Relativity ODA LLC
Software	First lien (3)(4) - Undrawn	—	—	—	05/2021	05/2027	1,061	(10)	—	—%
Granicus, Inc.
	First lien (3)(4) - Undrawn	—	—	—	01/2021	01/2027	802	(6)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(4) - Undrawn	—	—	—	02/2020	02/2026	701	(2)	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (3)(4) - Undrawn	—	—	—	04/2022	04/2024	113	—	(1)	(0.00)%
Radwell Parent, LLC
Distribution & Logistics	First lien (3)(4) - Undrawn	—	—	—	11/2022	04/2028	282	(4)	(2)	(0.00)%
Safety Borrower Holdings LLC
Software	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	333	(1)	(5)	(0.00)%
Bottomline Technologies, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2028	844	(8)	(8)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	363	(3)	(6)
	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2023	98	—	(2)
							461	(3)	(8)	(0.00)%
Affinipay Midco, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	07/2022	06/2028	273	(2)	(3)
	First lien (3)(4) - Undrawn	—	—	—	07/2022	06/2024	574	—	(6)
							847	(2)	(9)	(0.00)%
USRP Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2027	288	(2)	(9)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2028	278	(3)	(3)
	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	687	—	(7)
							965	(3)	(10)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	08/2020	07/2025	$1,202	$(8)	$(10)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2027	484	(4)	(4)
	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2023	763	—	(6)
							1,247	(4)	(10)	(0.00)%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	1,420	—	(9)
	First lien (3)(4) - Undrawn	—	—	—	08/2021	10/2027	516	(1)	(3)
							1,936	(1)	(12)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	1,095	(11)	(15)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	11/2021	11/2024	514	(5)	(15)	(0.00)%
DCA Investment Holding, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	03/2021	03/2023	72	—	(1)
	First lien (4) - Undrawn	—	—	—	12/2022	12/2024	938	—	(14)
							1,010	—	(15)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2026	147	(2)	(16)	(0.00)%
iCIMS, Inc.
Software	First lien (2)(3)(4) - Undrawn	—	—	—	08/2022	08/2024	5,216	—	—
	First lien (3)(4) - Undrawn	—	—	—	08/2022	08/2028	1,870	(15)	(16)
							7,086	(15)	(16)	(0.00)%
SpecialtyCare, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2026	139	(2)	(6)
	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2023	246	—	(10)
							385	(2)	(16)	(0.00)%
Avalara, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	10/2022	10/2028	2,001	(24)	(17)	(0.00)%
GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	02/2020	05/2026	1,918	(7)	(17)	(0.00)%
Infogain Corporation
Business Services	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2026	891	(7)	(17)	(0.00)%
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

Notes to the Consolidated Financial Statements of
NMF SLF I, Inc.
March 31, 2023
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
NMF SLF I, Inc. (the "Company") is a Maryland corporation formed on January 23, 2019. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. On October 6, 2022, the Company established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary. As of March 31, 2023 and December 31, 2022, there were no assets held by SLF I Opportunistic SPV.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. As of March 31, 2023, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services.

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
The Company's consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 and 10 of Regulation S-X. Accordingly, the Company's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
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
The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Company's board of directors is ultimately and solely responsible for determining the fair value of the Company's portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of ERISA ("Benefit Plan Investors"), hold 25% or more of the Company's outstanding shares, and (ii) the Company's shares are not listed on a national securities exchange, an unaffiliated third-party ("Sub-Administrator") has been engaged to independently value the Company's investments, in consultation with the Investment Adviser. The Company's quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator, are set forth in more detail below:
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
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Sub-Administrator is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, look at the number of quotes readily available and perform the following procedures:
i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If an IHS Markit Ltd. quote differs from the Refinitiv (formerly known as Thomson Reuters) quote by +/- 5% or if the spread between the bid and ask for a quote is greater than 10%, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value; and
ii.Investments for which one quote is received from a pricing service are validated by the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser. The personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Sub-Administrator will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser, is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2023 and December 31, 2022.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2023 and March 31, 2022, the Company recognized PIK interest from investments of $1,327 and $806, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2023 and December 31, 2022, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
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
The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. On August 16, 2022, the board of directors amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the three months ended March 31, 2023 and March 31, 2022, the Company has issued 3,883,500 and 2,988,215 shares through the DRIP, respectively.
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

Note 3. Investments
At March 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,150,853	$1,136,474
Second lien	61,449	59,255
Subordinated	1,054	1,079
Equity and other(1)	—	—
Total investments	$1,213,356	$1,196,808

(1)As of March 31, 2023, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$506,730	$501,679
Business Services	269,784	267,065
Healthcare	188,591	184,337
Financial Services	92,294	91,640
Consumer Services	40,953	40,770
Information Technology	22,806	22,883
Consumer Products	23,041	22,035
Distribution & Logistics	22,532	21,687
Packaging	17,318	16,990
Education	15,779	14,925
Specialty Chemicals & Materials	12,271	11,635
Business Products	1,257	1,162
Total investments	$1,213,356	$1,196,808

At December 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,130,840	$1,115,219
Second lien	59,361	57,133
Subordinated	1,045	1,047
Equity and other(1)	—	—
Total investments	$1,191,246	$1,173,399

(1)As of December 31, 2022, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$480,494	$476,479
Business Services	262,842	259,347
Healthcare	201,974	196,864
Financial Services	91,188	89,468
Consumer Services	37,831	37,307
Consumer Products	23,030	22,759
Information Technology	22,799	22,611
Distribution & Logistics	22,437	21,670
Education	17,847	17,197
Packaging	17,290	16,937
Specialty Chemicals & Materials	12,266	11,673
Business Products	1,248	1,087
Total investments	$1,191,246	$1,173,399
As of March 31, 2023, the Company had unfunded commitments on revolving credit facilities of $60,649 and no unfunded commitments on bridge facilities. As of March 31, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $64,992. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2023.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of March 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,136,474	$—	$45,947	$1,090,527
Second lien	59,255	—	15,114	44,141
Subordinated	1,079	—	1,078	1
Equity and other(1)	—	—	—	—
Total investments	$1,196,808	$—	$62,139	$1,134,669

(1)As of March 31, 2023, fair value of equity and other investments was less than $1 thousand.

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,115,219	$—	$48,157	$1,067,062
Second lien	57,133	—	13,153	43,980
Subordinated	1,047	—	1,046	1
Equity and other(1)	—	—	—	—
Total investments	$1,173,399	$—	$62,356	$1,111,043

(1)As of December 31, 2022, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2022 (1)	$1,111,043	$1,067,062	$43,980	$1	$—
Total gains or losses included in earnings:
Net realized losses on investments	(11)	(11)	—	—	—
Net change in unrealized appreciation	1,756	1,595	161	—	—
Purchases, including capitalized PIK and revolver fundings	46,017	46,017	—	—	—
Proceeds from sales and paydowns of investments	(14,980)	(14,980)	—	—	—
Transfers into Level III (2)	10,207	10,207		—	—
Transfers out of Level III (2)	(19,363)	(19,363)	—	—	—
Fair value, March 31, 2023 (1)	$1,134,669	$1,090,527	$44,141	$1	$—
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,756	$1,595	$161	$—	$—

(1)As of December 31, 2022 and March 31, 2023, fair value of equity and other investments was less than $1 thousand.
(2)As of March 31, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2022, as well as the portion of appreciation included in income attributable to unrealized appreciation related to those assets and liabilities still held by the Company at March 31, 2022:

	Total	First Lien	Second Lien	Equity and other
Fair value, December 31, 2021(1)	$903,911	$867,102	$36,809	$—
Total gains or losses included in earnings:
Net change in unrealized appreciation	215	189	26	—
Purchases, including capitalized PIK and revolver fundings	83,494	79,140	4,354	—
Proceeds from sales and paydowns of investments	(10,630)	(10,630)	—	—
Transfers into Level III (2)	11,164	11,164	—	—
Fair value, March 31, 2022(1)	$988,154	$946,965	$41,189	$—
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$215	$189	$26	$—

(1)As of December 31, 2021 and March 31, 2022, fair value of equity and other investments was less than $1 thousand.
(2)As of March 31, 2022, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the three months ended March 31, 2023 and March 31, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2023 and December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
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

2023 and December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2023 were as follows:

				Range
Type	Fair Value as of March 31, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,052,881	Market & income approach	EBITDA multiple	8.0x	65.0x	18.9x
			Revenue multiple	4.5x	18.0x	9.0x
			Discount rate	8.0%	31.6%	10.3%
	37,646	Market quote	Broker quote	N/A	N/A	N/A
Second lien	44,141	Market & income approach	EBITDA multiple	14.0x	22.0x	16.4x
			Discount rate	10.7%	13.4%	11.5%
Subordinated	1	Market & income approach	EBITDA multiple	19.0x	24.5x	21.8x
			Discount rate	13.1%	14.4%	13.8%
Equity and other (2)	—	Market & income approach	Revenue multiple	9.0x	11.0x	10.0x
			Discount rate	15.0%	15.0%	15.0%
	$1,134,669

(1)Unobservable inputs were weighed by the relative fair value of the investments.
(2)As of March 31, 2023, fair value of equity and other investments was less than $1 thousand.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2022 were as follows:

				Range
Type	Fair Value as of December 31, 2022	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,060,036	Market & income approach	EBITDA multiple	8.7x	70.0x	18.9x
			Revenue multiple	5.0x	19.5x	9.8x
			Discount rate	8.3%	29.4%	10.5%
	7,026	Other	N/A (2)	N/A	N/A	N/A
Second lien	43,980	Market & income approach	EBITDA multiple	14.0x	32.0x	20.0x
			Discount rate	11.2%	13.8%	11.8%
Subordinated	1	Market & income approach	EBITDA multiple	23.5x	23.5x	23.5x
			Discount Rate	14.8%	14.8%	14.8%
Equity and other (3)	—	Market & income approach	Revenue multiple	10.5x	12.5x	11.5x
			Discount rate	15.0%	17.0%	16.0%
	$1,111,043

(1)Unobservable inputs were weighed by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
(3)As of December 31, 2022, fair value of equity and other investments was less than $1 thousand.

The Wells Credit Facility (as defined below) is considered a Level III investment. See Note 6. Borrowings for details.
The following are the principal amount and fair value of the Company’s borrowings as of March 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	March 31, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
Wells Credit Facility	$388,500	$382,558	$394,500	$388,181
Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company's portfolio companies conduct their operations, as well as general economic, political and public health conditions, may have a significant negative impact on the operations and profitability of the Company's investments and/or on the fair value of the Company's investments. The Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement, as amended and restated on December 13, 2020 (the "First A&R Investment Management Agreement) and on September 26, 2022 (the "Second A&R Investment Management Agreement" or the "Investment Management Agreement"), with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives an annual base management fee from the Company.
Pursuant to the Investment Management Agreement during the Company's investment period (the "Investment Period"), which commenced on February 18, 2020 (the "Initial Closing Date") and shall initially continue until the 48-month anniversary of the Initial Closing Date, the base management fee is calculated at an annual blended rate with respect to the Company's Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.70% in the case of Assets Invested equal to or less than $500,000, and (ii) 0.60% in the case of Assets Invested of greater than $500,000, subject, in each case, to the adjustments in the manner set forth in the Investment Management Agreement, as amended. Specifically, the quarterly fee percentage will be subject to reduction throughout the Investment Period with respect to target Assets Invested in the manner set forth in the Investment Management Agreement, as amended. Under the Investment Management Agreement, "Assets Invested" previously meant, as of the end of each quarterly period, the sum of the Company's (i) drawn Capital Commitments, and (ii) outstanding principal on borrowings. The base management fee will be payable quarterly in arrears.
Pursuant to the Second Amended and Restated Investment Management Agreement, the management fee shall be calculated at the blended rate until such time that the Company has $1.0 billion of Assets Invested (as modified by the Second A&R Investment Management Agreement). Upon such time, the Management Fee shall be calculated at the Blended Rate, as defined in the Second A&R Investment Management Agreement, and for the avoidance of doubt, based on the greater of the actual Assets Invested as of the end of any quarter and target Assets Invested for the quarter. The Second A&R Investment Management Agreement modified the definition of "Assets Invested" to mean that as of the end of each quarterly period, the sum of the Company's (i) drawn capital commitments, (ii) the aggregate dollar amount of distributions declared to stockholders from net investment income as of the latest declaration date of any such distribution, less any amounts of such distribution received in cash by stockholders, and (iii) outstanding principal on borrowings. Although the term of the Investment Management Agreement would not have expired until September 26, 2024, the Company's board of directors most recently re-approved the Investment Management Agreement on January 24, 2023, by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic, for a period of 12 months commencing on March 1, 2023. As a condition of the SEC's COVID-19 relief, the board of directors will be required to ratify the re-approval of the Investment Management Agreement at its next in-person meeting.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's directors who are not interested persons, as the term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"), make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. As the Company's assets are treated as "plan assets" under ERISA, the Company will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and the Company's respective future investments are at the same level of such issuer's capital structure; provided, that in no event will the Company co-invest with any other fund or entity in contravention of the 1940 Act.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in the Company's existing portfolio companies with certain affiliates that are private funds if such private funds did not previously hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC's Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company filed an application to amend its existing Exemptive Order on May 24, 2022, as amended on June 22, 2022.
On August 30, 2022, New Mountain Finance Corporation and certain of its affiliates, including the Company, received an Order from the SEC which amended its existing Exemptive Order to permit the Company to continue to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
Note 6. Borrowings
Wells Credit Facility—On December 23, 2020, the Company's wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (as amended, from time to time, the "Loan and Security Agreement") among SLF I SPV as the borrower, the Investment Adviser as collateral manager, the Company as equityholder and seller, Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $450,000. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.

As of the most recent amendment on April 28, 2023, the Wells Credit Facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.70% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. Prior to the amendment on April 28, 2023, from June 29, 2021 to April 27, 2023, the Wells Credit Facility bore interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022
Interest expense	$6,547	$2,019
Non-usage fee	$69	$114
Amortization of financing costs	$219	$219
Weighted average interest rate	6.7%	2.3%
Effective interest rate	7.0%	2.7%
Average debt outstanding	$393,761	$357,611
As of March 31, 2023 and December 31, 2022, the outstanding balance on the Wells Credit Facility was $388,500 and $394,500, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
Note 7. Regulation
The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC for U.S. federal income tax purposes, among other things, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its stockholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2023, the Company had unfunded commitments on revolving credit facilities of $60,649, no outstanding bridge financing commitments, and other future funding commitments of $64,992. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $56,169, no outstanding bridge financing commitments, and other future funding commitments of $71,683. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of March 31, 2023 and December 31, 2022.

The Company also had revolving borrowings available under the Wells Credit Facility as of March 31, 2023 and December 31, 2022. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2023 and December 31, 2022, the Company had commitment letters to purchase investments in the aggregate par amount of $0 and $27,362, respectively, which could require funding in the future.
Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at $0.001 per share par value.
The following table reflects the distributions declared on the Company's common stock for the three months ended March 31, 2023.

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2023	March 31, 2023	July 20, 2023	$0.3100
The following table reflects the distributions declared on the Company's common stock for the three months ended March 31, 2022.

Date Declared	Record Date	Payment Date	Per Share Amount
March 29, 2022	March 30, 2022	July 20, 2022	$0.2200
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$25,137	$13,668
Denominator for basic & diluted weighted average share:	76,813,682	70,329,270
Basic & diluted earnings per share:	$0.33	$0.19

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022
Per share data: (1)
Net asset value, December 31, 2022 and December 31, 2021, respectively	$10.29	$10.63
Net investment income	0.31	0.22
Net realized and unrealized gains (losses) (2)	0.02	(0.02)
Net increase in net assets resulting from operations	0.33	0.20
Distributions declared to stockholders from net investment income	(0.31)	(0.22)
Net asset value, March 31, 2023 and March 31, 2022, respectively	$10.31	$10.61
Total return (3)	3.26%	1.85%
Shares outstanding at end of period	77,633,532	70,727,699
Average weighted shares outstanding for the period	76,813,682	70,329,270
Average net assets for the period	$791,028	$747,829
Ratio to average net assets:
Net investment income (4)	12.16%	8.42%
Total expenses (4)	4.86%	2.49%

Average debt outstanding — Wells Credit Facility	$393,761	$357,611
Asset coverage ratio	306.08%	300.06%
Portfolio turnover	1.86%	3.78%

Capital Commitments	$690,000	$690,000
Funded Capital Commitments	$690,000	$690,000
% of Capital Commitments funded	100.00%	100.00%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which are based on actual rate per share).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the three months ended March 31, 2023 and March 31, 2022 were $0.00 and $0.01 per share, respectively.
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
In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded the previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While the Company's board of directors has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 13. Subsequent Events
On April 25, 2023, Alice W. Handy notified the Company's board of directors that she was resigning as a director, effective immediately. In submitting her resignation, Ms. Handy did not express any disagreement on any matter relating to the Company's operations, policies or practices. The Nominating and Corporate Governance Committee of the board of directors has been actively searching for Ms. Handy’s successor in accordance with its policies and procedures, and expects to appoint a new director in the near future.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2023, and the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of December 31, 2022, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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
May 15, 2023

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
•the general economy, including interest and inflation rates;
•the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, on our business and our portfolio companies;
•our future operating results, our business prospects and the adequacy of our cash resources and working capital;
•the ability of our portfolio companies to achieve their objectives;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.
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
Overview
We are a Maryland corporation formed on January 23, 2019. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. In some cases, our investments may also include equity interests. As of March 31, 2023, our top five industry concentrations were software, business services, healthcare, financial services and consumer services.
As of March 31, 2023, our net assets were approximately $800.6 million and our portfolio had a fair value of approximately $1,196.8 million in 96 portfolio companies.
Recent Developments
On April 25, 2023, Alice W. Handy notified our board of directors that she was resigning as a director, effective immediately. In submitting her resignation, Ms. Handy did not express any disagreement on any matter relating to our operations, policies or practices. The Nominating and Corporate Governance Committee of the board of directors has been actively searching for Ms. Handy’s successor in accordance with its policies and procedures, and expects to appoint a new director in the near future.
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
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Sub-Administrator is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, look at the number of quotes readily available and perform the following procedures:
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
ii.Investments for which one quote is received from a pricing service are validated by the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser. The personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Sub-Administrator will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Sub-Administrator, in consultation with the investment professionals at the Investment Adviser, is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2023.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2023.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2023 and March 31, 2022, we recognized PIK interest from investments of approximately $1.3 million and $0.8 million, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized

PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2023 and December 31, 2022, no investments were on non-accrual status.
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
Monitoring of Portfolio Investments
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. Our portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating (as defined below).
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of March 31, 2023:

(in millions)	As of March 31, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	20.8	1.7%	19.4	1.6%
Green	1,192.5	98.3%	1,177.4	98.4%
	$1,213.3	100.0%	$1,196.8	100.0%
As of March 31, 2023, all investments in our portfolio had a Green Risk Rating with the exception of four portfolio companies that had a Yellow Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,196.8 million in 96 portfolio companies at March 31, 2023 and approximately $1,173.4 million in 95 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022
New investments in 20 and 23 portfolio companies	$42.0	$77.3
Debt repayments in existing portfolio companies	(2.8)	(12.9)
Sales of securities in 4 and 6 companies	(19.0)	(27.6)
Change in unrealized appreciation on 52 and 16 portfolio companies	6.7	0.5
Change in unrealized depreciation on 48 and 74 portfolio companies	(5.4)	(4.4)
Recent Accounting Standards Updates
See Item 1.—Financial Information—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended March 31, 2023 and March 31, 2022
Revenue

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Total interest income	$32,197	$18,842
Fee income	1,005	1,278
Total investment income	$33,202	$20,120
Our total investment income increased by approximately $13.0 million, or 65%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, total investment income of approximately $33.2 million consisted of approximately $30.2 million in cash interest from investments, approximately $1.2 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $0.8 million, and approximately $1.0 million in fee income. The increase in total interest income of approximately $13.3 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily attributable to higher LIBOR and SOFR rates on larger invested balances, driven by the proceeds from the DRIP and higher drawn balances on the Wells Credit Facility (as defined below). Fee income during the three months ended March 31, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 8 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Management fee	$1,929	$1,625
Interest and other financing expenses	6,845	2,362
Professional fees	294	273
Administrative expenses	298	265
Other general and administrative expenses	117	68
Net expenses	$9,483	$4,593
Our total net operating expenses increased by approximately $4.8 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Our management fee increased by $0.3 million, which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $4.5 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to higher LIBOR and SOFR rates on higher drawn balances on the Wells Credit Facility (as defined below).
Professional fees, administrative expenses and other general and administrative expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 remained flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net realized gains on investments	$119	$2,004
Net change in unrealized appreciation (depreciation) of investments	1,299	(3,863)
Net realized and unrealized gains (losses)	$1,418	$(1,859)
Our net realized gains and unrealized appreciation resulted in a net gain of approximately $1.4 million for the three months ended March 31, 2023 as compared to the net realized gains and unrealized depreciation resulting in a net loss of approximately $1.9 million for the three months ended March 31, 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended March 31, 2023 was primarily driven by the overall increase in market prices of our investments during the period. The net loss for the three months ended March 31, 2022 was primarily driven by amortization of the portfolio, as well as a slight overall decrease in market prices of our investments during the period.

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
The Investment Adviser, as the initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2023, our asset coverage ratio was 306.08%.
On March 31, 2023 and December 31, 2022, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2023	December 31, 2022
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At March 31, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $18.0 million and $16.0 million, respectively. Our cash used in operating activities for the three months ended March 31, 2023 and March 31, 2022, were approximately $8.0 million and $66.6 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2023 and December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $125.6 million and $127.9 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2023 and December 31, 2022, we had commitment letters to purchase investments in the aggregate par amount of $0.0 million and $27.4 million, respectively, which could require funding in the future. As of March 31, 2023 and December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
Wells Credit Facility—On December 23, 2020, our wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement (as amended, from time to time, the "Loan and Security Agreement") among SLF I SPV as the borrower, the Investment Adviser as collateral manager, us as equityholder and seller, Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian and each of the lenders from time to time party thereto, which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $450.0 million. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
As of the most recent amendment on April 28, 2023, the Wells Credit Facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.70% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. Prior to the amendment on April 28, 2023, from June 29, 2021 to April 27, 2023, the Wells Credit Facility bore interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
As of March 31, 2023 and December 31, 2022, the outstanding balance on the Wells Credit Facility was $388.5 million and $394.5 million, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Credit Facility for the three months ended March 31, 2023 and March 31, 2022.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$388.5	$—	$388.5	$—	$—

(1)Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($388.5 million as of March 31, 2023) must be repaid on or before December 23, 2025. As of March 31, 2023, there was approximately $61.5 million of possible capacity remaining under the Wells Credit Facility. See "— Borrowings", for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared for the three months ended March 31, 2023 and March 31, 2022 totaled approximately $24.1 million and $15.6 million, respectively.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2022 and December 31, 2021, total distributions declared were $72.6 million and $51.9 million, respectively, of which the distributions were comprised of approximately 96.94% and 99.58% respectively, of ordinary income, 3.06% and 0.42%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively, of a return of capital. Future distributions, if any, will be determined by our board of directors.
We intend to pay semi-annual distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a semi-annual basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

We maintain an "opt out" dividend reinvestment plan, as amended from time to time (the "DRIP"), on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. On August 16, 2022, the board of directors amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the three months ended March 31, 2023 and March 31, 2022, we have issued 3,883,500 and 2,988,215 shares through the DRIP, respectively. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies for additional details regarding our dividend reinvestment plan.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions. As our assets are treated as "plan assets" under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective future investments are at the same level of such issuer's capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as LIBOR and SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2023, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of March 31, 2023, approximately 99.9% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 0.1% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2023. Interest expense is calculated based on the terms of our outstanding revolving credit facility. For our floating rate revolving credit facility, we use the outstanding balance as of March 31, 2023. Interest expense on our floating rate revolving credit facility is calculated using the interest rate as of March 31, 2023, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.99)%
Base Interest Rate	—%
+100 Basis Points	7.97%
+200 Basis Points	15.94%
+300 Basis Points	23.91%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc and its consolidated subsidiaries.

Item 1.    Legal Proceedings
We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2023. From time to time, we or our consolidated subsidiary be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2023 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K other than those set forth below.
Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.
The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships, and we are proactively monitoring the financial health of banks with which we (or our portfolio companies) do or may in the future do business. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.
Covenant-lite loans may offer us fewer protections than traditional investments.
Some of our debt investments may have less restrictive covenant terms that provide us with fewer protections, called "covenant-lite" loans, that generally provide for fewer restrictions on the borrower's operations and use of proceeds than do debt instruments that contain traditional financial and operating covenants. In particular, borrowers under such covenant-lite loans often have greater flexibility in how they use proceeds of such borrowings, as well as how they operate their business and manage their financial condition. As a result, we may face challenges in recovering on such covenant-lite loans, to the extent they go into distress, and may lack options that would normally be available to us as a lender under more traditional debt structures.

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
10.3
Second Amendment to Loan and Security Agreement, dated as of April 28, 2023, by and among NMF SLF I SPV, L.L.C., as the borrower, New Mountain Finance Advisers BDC, L.L.C., as the Collateral Manager, NMF SLF I, Inc., as the equityholder and the seller, Wells Fargo Bank, National Association, as the administrative agent, the lender thereto, and Wells Fargo Bank, National Association, as the collateral custodian.*

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
(2)Previously filed in connection with NMF SLF I, Inc.'s Current Report on Form 8-K filed on September 29, 2022.
(3)Previously filed in connection with NMF SLF I, Inc.'s Current Report on Form 8-K filed on August 19, 2022.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2023.

NMF SLF I, Inc.
By:	/s/ JOHN R. KLINE
John R. Kline President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board of Directors
By:	/s/ LAURA C. HOLSON
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), and Chief Operating Officer, and Treasurer