Form 10-Q
period 2023-06-30
NMF SLF I, Inc.
filed 2023-08-11
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of August 11, 2023 was 82,381,922. As of June 30, 2023, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,226,115 and $1,191,246, respectively)	$1,214,001	$1,173,399
Cash and cash equivalents	18,246	16,012
Interest receivable	6,954	6,833
Other assets	370	328
Total assets	$1,239,571	$1,196,572
Liabilities
Borrowings
Wells Credit Facility	$377,000	$394,500
Deferred financing costs (net of accumulated amortization of $2,416 and $1,975, respectively)	(2,213)	(2,644)
Net borrowings	374,787	391,856
Distribution payable	48,909	40,489
Payable for unsettled securities purchased	5,677	—
Interest payable	2,293	2,181
Management fee payable	1,912	1,878
Payable to affiliates	98	160
Accrued organizational and offering expenses	—	61
Other liabilities	776	872
Total liabilities	434,452	437,497
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value 0.001, 500,000,000 shares authorized, 77,633,532 and 73,750,032 shares issued and outstanding, respectively	78	74
Paid in capital in excess of par	811,956	771,472
Accumulated undistributed earnings	(6,915)	(12,471)
Total net assets	$805,119	$759,075
Total liabilities and net assets	$1,239,571	$1,196,572
Net asset value per share	$10.37	$10.29
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$32,851	$19,767	$63,721	$37,803
PIK interest income	1,376	882	2,703	1,688
Fee income	308	1,602	1,313	2,880
Total investment income	34,535	22,251	67,737	42,371
Expenses
Interest and other financing expenses	7,144	3,255	13,989	5,617
Management fee	1,913	1,625	3,842	3,250
Administrative expenses	284	249	582	514
Professional fees	220	274	514	547
Other general and administrative expenses	81	79	198	147
Total expenses	9,642	5,482	19,125	10,075
Net investment income	24,893	16,769	48,612	32,296
Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	—	(606)	119	1,398
Net change in unrealized appreciation (depreciation) of investments	4,434	(8,567)	5,733	(12,430)
Net realized and unrealized gains (losses)	4,434	(9,173)	5,852	(11,032)
Net increase in net assets resulting from operations	$29,327	$7,596	$54,464	$21,264
Earnings per share (basic & diluted)	$0.38	$0.11	$0.71	$0.30
Weighted average shares of common stock outstanding - basic & diluted (See Note 10)	77,633,532	70,727,699	77,225,872	70,529,585

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$24,893	$16,769	$48,612	$32,296
Net realized gains (losses) on investments	—	(606)	119	1,398
Net change in unrealized appreciation (depreciation) of investments	4,434	(8,567)	5,733	(12,430)
Net increase in net assets resulting from operations	29,327	7,596	54,464	21,264
Capital transactions
Distributions declared to stockholders from net investment income	(24,843)	(16,536)	(48,909)	(32,096)
Reinvestment of distributions	—	—	40,489	32,021
Total net decrease in net assets resulting from capital transactions	(24,843)	(16,536)	(8,420)	(75)
Net increase (decrease) in net assets	4,484	(8,940)	46,044	21,189
Net assets at the beginning of the period	800,635	750,228	759,075	720,099
Net assets at the end of the period	$805,119	$741,288	$805,119	$741,288

Capital share activity
Shares issued from the reinvestment of distributions	—	—	3,883,500	2,988,215

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$54,464	$21,264
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gains on investments	(119)	(1,398)
Net change in unrealized depreciation (appreciation) of investments	(5,733)	12,430
Amortization of purchase discount	(1,317)	(2,189)
Amortization of deferred financing costs	441	440
Non-cash investment income	(2,696)	(1,745)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(53,294)	(195,019)
Proceeds from sales and paydowns of investments	24,194	96,377
Cash paid for purchase of drawn portion of revolving credit facilities	—	(34)
Cash paid on drawn revolving credit facilities	(17,233)	(12,094)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	73	113
Cash repayments on drawn revolvers	15,523	10,603
Interest receivable	(121)	1,064
Other assets	(42)	(115)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	5,677	(23,756)
Interest payable	112	562
Management fee payable	34	165
Accrued organizational and offering expenses	(61)	—
Payable to affiliates	(62)	10
Other liabilities	(106)	334
Net cash flows provided by (used in) operating activities	19,734	(92,988)
Cash flows from financing activities
Proceeds from Wells Credit Facility	18,500	152,000
Repayment of Wells Credit Facility	(36,000)	(63,500)
Deferred financing costs paid	—	(6)
Net cash flows (used in) provided by financing activities	(17,500)	88,494
Net increase (decrease) in cash and cash equivalents	2,234	(4,494)
Cash and cash equivalents at the beginning of the period	16,012	21,426
Cash and cash equivalents at the end of the period	$18,246	$16,932

Supplemental disclosure of cash flow information
Cash interest paid	$13,267	$4,386
Non-cash financing activities:
Distribution declared and payable	48,909	32,096
Value of shares issued in connection with reinvestment of distributions	40,489	32,021
Accrual for deferred financing costs	10	—
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)	SOFR(Q)	6.25%	11.63%	12/2020	10/2027	$18,397	$18,305	$18,397
	First lien (3)	SOFR(S)	6.25%	11.24%	08/2021	10/2027	5,865	5,853	5,865
	First lien (3)	SOFR(S)	6.25%	11.14%	06/2021	10/2027	4,935	4,918	4,935
	First lien (3)(4) - Drawn	SOFR(S)	6.25%	11.09%	05/2022	10/2027	1,903	1,899	1,903
							31,100	30,975	31,100	3.86%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	SOFR(Q)	5.75%	11.14%	02/2020	05/2026	24,228	24,151	24,228
	First lien (3)	SOFR(Q)	5.75%	11.14%	02/2020	05/2026	5,732	5,710	5,733
	First lien (3)(4) - Drawn	SOFR(Q)	5.75%	11.14%	02/2020	05/2026	639	641	639
							30,599	30,502	30,600	3.80%
Zone Climate Services, Inc.
Business Services	First lien (2)(3)	SOFR(Q)	4.75%	9.95%	03/2022	03/2028	27,752	27,517	27,752
	First lien (3)(4) - Drawn	SOFR(M)	4.75%	9.93%	03/2022	03/2028	2,638	2,622	2,638
							30,390	30,139	30,390	3.77%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (2)(3)	SOFR(M)	5.25%	10.45%	11/2020	11/2026	23,548	23,438	23,548
	First lien (3)	SOFR(M)	5.25%	10.45%	11/2020	11/2026	6,648	6,613	6,648
							30,196	30,051	30,196	3.75%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)	SOFR(Q)	5.50%	10.89%	10/2020	11/2027	19,534	19,335	19,472
	First lien (3)	SOFR(Q)	5.50%	10.89%	11/2021	11/2027	10,398	10,311	10,364
							29,932	29,646	29,836	3.71%
Associations, Inc.
Business Services	First lien (2)(3)	SOFR(Q)*	4.00% +2.50%/PIK	11.68%	07/2021	07/2027	15,110	15,062	15,110
	First lien (3)	SOFR(Q)*	4.00% +2.50%/PIK	11.99%	07/2021	07/2027	3,717	3,704	3,717
	First lien (3)	SOFR(Q)*	4.00% +2.50%/PIK	11.89%	07/2021	07/2027	3,717	3,704	3,717
	First lien (3)	SOFR(Q)*	4.00% +2.50%/PIK	11.80%	07/2021	07/2027	2,245	2,237	2,245
	First lien (3)	SOFR(Q)*	4.00% +2.50%/PIK	11.72%	07/2021	07/2027	1,786	1,780	1,786
							26,575	26,487	26,575	3.30%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Diligent Corporation
Software	First lien (2)(3)	SOFR(M)	6.25%	11.45%	08/2020	08/2025	$14,672	$14,587	$14,208
	First lien (2)(3)	SOFR(M)	5.75%	10.95%	03/2021	08/2025	5,554	5,539	5,353
	First lien (2)(3)	SOFR(M)	5.75%	10.95%	03/2021	08/2025	3,097	3,089	2,985
	First lien (3)	SOFR(M)	6.25%	11.45%	08/2020	08/2025	1,227	1,221	1,183
	First lien (3)(4) - Drawn	SOFR(M)	6.25%	11.45%	08/2020	08/2025	1,137	1,143	1,101
	First lien (3)	SOFR(M)	6.25%	11.45%	08/2020	08/2025	774	769	749
							26,461	26,348	25,579	3.18%
iCIMS, Inc.
Software	First lien (2)(3)	SOFR(Q)*	3.38% +3.88%/PIK	12.38%	08/2022	08/2028	20,031	19,879	20,031
	First lien (3)	SOFR(Q)	7.25%	12.38%	10/2022	08/2028	5,126	5,085	5,126
	First lien (3)(4) - Drawn	SOFR(Q)	6.75%	11.99%	08/2022	08/2028	312	312	307
							25,469	25,276	25,464	3.16%
OA Buyer, Inc.
Healthcare	First lien (2)(3)	SOFR(M)	5.75%	10.85%	12/2021	12/2028	23,520	23,325	23,520
	First lien (2)(3)	SOFR(M)	5.75%	10.85%	05/2022	12/2028	1,489	1,476	1,489
							25,009	24,801	25,009	3.11%
Apptio, Inc.
Software	First lien (3)	L(Q)	5.00%	10.20%	04/2020	01/2025	25,000	24,488	25,000	3.11%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(3)	SOFR(M)	5.00%	10.20%	12/2020	12/2026	17,658	17,544	16,932
	First lien (3)	SOFR(M)	5.00%	10.20%	12/2020	12/2026	5,345	5,308	5,125
	First lien (3)(4) - Drawn	SOFR(M)	5.00%	10.20%	01/2022	12/2026	1,570	1,558	1,505
							24,573	24,410	23,562	2.93%
Anaplan, Inc.
Software	First lien (2)(3)	SOFR(M)	6.50%	11.60%	06/2022	06/2029	22,941	22,737	22,941	2.85%
Diamondback Acquisition, Inc.
Software	First lien (2)(3)	SOFR(M)	5.50%	10.70%	09/2021	09/2028	24,948	24,751	22,902	2.84%
IG Investments Holdings, LLC
Business Services	First lien (2)(3)	SOFR(Q)	6.00%	11.17%	09/2021	09/2028	23,024	22,841	22,794	2.83%
Syndigo LLC
Software	First lien (2)(3)	L(M)	4.50%	9.65%	12/2020	12/2027	19,550	19,449	18,928
	Second Lien (3)	L(Q)	8.00%	13.55%	12/2020	12/2028	4,000	3,977	3,825
							23,550	23,426	22,753	2.83%
AAH Topco, LLC
Consumer Services	First lien (2)(3)	SOFR(M)	5.50%	10.70%	12/2021	12/2027	11,695	11,603	11,684
	First lien (3)(4) - Drawn	SOFR(M)	5.50%	10.70%	12/2021	12/2027	10,694	10,612	10,682
							22,389	22,215	22,366	2.78%
KWOR Acquisition, Inc.
Business Services	First lien (2)(3)	SOFR(M)	5.25%	10.45%	12/2021	12/2028	20,557	20,430	20,557
	First lien (3)(4) - Drawn	P(Q)	4.25%	12.50%	12/2021	12/2027	1,586	1,580	1,586
							22,143	22,010	22,143	2.75%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

PDQ.com Corporation
Software	First lien (3)	SOFR(Q)	4.75%	10.09%	09/2021	08/2027	$13,293	$13,244	$13,020
	First lien (3)	SOFR(Q)	4.75%	10.09%	09/2021	08/2027	9,106	9,072	8,919
							22,399	22,316	21,939	2.72%
CCBlue Bidco, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)*	3.50%+2.75%/PIK	11.60%	12/2021	12/2028	21,169	21,003	20,555
	First lien (3)(4) - Drawn	SOFR(Q)*	3.50%+2.75%/PIK	11.60%	12/2021	12/2028	1,100	1,092	1,068
							22,269	22,095	21,623	2.69%
Notorious Topco, LLC
Consumer Products	First lien (2)(3)	SOFR(Q)	6.75%	11.95%	11/2021	11/2027	20,947	20,824	19,491
	First lien (3)(4) - Drawn	SOFR(Q)	6.75%	11.95%	11/2021	11/2027	1,825	1,808	1,699
	First lien (3)(4) - Drawn	SOFR(Q)	6.75%	11.95%	11/2021	05/2027	123	126	114
							22,895	22,758	21,304	2.65%
Eisner Advisory Group LLC
Financial Services	First lien (2)(3)	SOFR(M)	5.25%	10.47%	08/2021	07/2028	19,555	19,451	19,555
	First lien (3)	SOFR(M)	5.25%	10.47%	08/2021	07/2028	1,654	1,647	1,654
							21,209	21,098	21,209	2.63%
Avalara, Inc.
Software	First lien (3)	SOFR(Q)	7.25%	12.49%	10/2022	10/2028	20,012	19,783	20,012	2.49%
Thermostat Purchaser III, Inc.
Business Services	First lien (2)(3)	SOFR(Q)	4.50%	9.91%	08/2021	08/2028	18,760	18,723	18,616
	First lien (3)	SOFR(Q)	4.50%	9.91%	08/2021	08/2028	1,291	1,287	1,281
							20,051	20,010	19,897	2.47%
Recorded Future, Inc.
Software	First lien (2)(3)	SOFR(S)	5.25%	10.69%	12/2021	07/2025	7,388	7,365	7,314
	First lien (2)(3)	SOFR(S)	5.25%	10.69%	08/2020	07/2025	5,729	5,703	5,672
	First lien (3)	SOFR(S)	5.25%	10.69%	08/2020	07/2025	4,083	4,051	4,043
	First lien (2)(3)	SOFR(S)	5.25%	10.69%	01/2022	07/2025	2,479	2,468	2,454
							19,679	19,587	19,483	2.42%
DECA Dental Holdings LLC
Healthcare	First lien (2)(3)	SOFR(Q)	5.75%	11.09%	08/2021	08/2028	16,777	16,645	16,098
	First lien (3)(4) - Drawn	SOFR(Q)	5.75%	11.09%	08/2021	08/2028	1,766	1,752	1,695
	First lien (3)(4) - Drawn	SOFR(Q)	5.75%	11.09%	08/2021	08/2027	1,258	1,249	1,207
							19,801	19,646	19,000	2.36%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (2)(3)	L(M)	5.75%	10.94%	10/2021	10/2028	11,574	11,482	11,574
	First lien (2)(3)	L(M)	5.75%	10.94%	12/2021	10/2028	7,275	7,215	7,275
							18,849	18,697	18,849	2.34%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First lien (2)(3)	SOFR(Q)	5.50%	10.84%	10/2021	10/2028	$12,216	$12,118	$12,020
	First lien (3)	SOFR(Q)	5.50%	10.84%	10/2021	10/2028	4,918	4,884	4,839
	First lien (3)(4) - Drawn	SOFR(Q)	5.50%	10.84%	10/2021	10/2027	230	232	226
	First lien (3)	SOFR(Q)	5.50%	10.84%	10/2021	10/2028	49	44	49
	First lien (3)(4) - Drawn	SOFR(Q)	5.50%	10.84%	06/2022	10/2028	18	17	17
							17,431	17,295	17,151	2.13%
GraphPAD Software, LLC
Healthcare	First lien (2)(3)	L(S)	5.50%	10.71%	12/2021	04/2027	9,151	9,117	8,965
	First lien (2)(3)	L(S)	5.50%	10.87%	04/2021	04/2027	6,860	6,836	6,721
	First lien (2)(3)	L(S)	5.50%	10.71%	10/2021	04/2027	1,055	1,051	1,033
							17,066	17,004	16,719	2.08%
Project Essential Bidco, Inc.
Software	First lien (2)(3)	SOFR(M)	6.25%	11.43%	04/2021	04/2028	17,165	17,053	16,347	2.03%
Granicus, Inc.
Software	First lien (2)(3)	SOFR(Q)*	5.50% +1.50%/PIK	12.15%	01/2021	01/2027	10,625	10,573	10,625
	First lien (3)	SOFR(Q)*	5.50% +1.50%/PIK	12.15%	01/2021	01/2027	2,975	2,959	2,975
	First lien (3)	SOFR(Q)	6.00%	11.15%	04/2021	01/2027	2,277	2,261	2,277
	First lien (3)(4) - Drawn	SOFR(Q)	6.50%	11.55%	01/2021	01/2027	374	375	374
							16,251	16,168	16,251	2.02%
Foreside Financial Group, LLC
Business Services	First lien (2)(3)	SOFR(Q)	5.50%	10.91%	05/2022	09/2027	14,827	14,704	14,827
	First lien (3)	SOFR(Q)	5.50%	10.91%	05/2022	09/2027	1,091	1,090	1,091
	First lien (3)(4) - Drawn	SOFR(Q)	5.50%	10.82%	05/2022	09/2027	254	253	254
							16,172	16,047	16,172	2.01%
MRI Software LLC
Software	First lien (2)(3)	SOFR(Q)	5.50%	10.84%	01/2020	02/2026	10,861	10,834	10,600
	First lien (2)(3)	SOFR(Q)	5.50%	10.84%	03/2021	02/2026	3,080	3,076	3,006
	First lien (3)	SOFR(Q)	5.50%	10.84%	03/2021	02/2026	2,278	2,276	2,223
	First lien (3)	SOFR(Q)	5.50%	10.84%	01/2020	02/2026	314	313	306
							16,533	16,499	16,135	2.00%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(3)	SOFR(Q)	5.75%	11.14%	12/2021	12/2027	8,985	8,914	8,798
	First lien (3)	SOFR(Q)	5.75%	11.16%	12/2021	12/2027	3,016	2,992	2,953
	First lien (3)	SOFR(Q)	5.75%	11.14%	12/2021	12/2027	2,997	2,973	2,935
	First lien (3)(4) - Drawn	SOFR(Q)	6.00%	11.32%	07/2022	12/2027	1,312	1,301	1,299
							16,310	16,180	15,985	1.99%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Ocala Bidco, Inc.
Healthcare	First lien (2)(3)	L(Q)*	3.50% +2.75%/PIK	11.66%	12/2021	11/2028	$15,850	$15,694	$15,850	1.97%
Pioneer Buyer I, LLC
Software	First lien (3)	SOFR(Q)*	7.00%/PIK	12.24%	11/2021	11/2028	13,212	13,121	13,212
	First lien (3)	SOFR(Q)*	7.00%/PIK	12.24%	03/2022	11/2028	1,811	1,798	1,811
							15,023	14,919	15,023	1.87%
Kaseya Inc.
Software	First lien (2)(3)	SOFR(M)*	3.75% +2.50%/PIK	11.35%	06/2022	06/2029	14,662	14,564	14,662
	First lien (3)(4) - Drawn	SOFR(M)*	3.75% +2.50%/PIK	11.36%	06/2022	06/2029	224	223	224
	First lien (3)(4) - Drawn	SOFR(M)*	3.75% +2.50%/PIK	11.36%	06/2022	06/2029	55	61	55
							14,941	14,848	14,941	1.86%
Oranje Holdco, Inc.
Business Services	First lien (3)	SOFR(Q)	7.75%	12.79%	01/2023	02/2029	14,453	14,281	14,453	1.80%
Foundational Education Group, Inc.
Education	First lien (2)	SOFR(M)	4.25%	9.47%	08/2021	08/2028	9,333	9,296	8,283
	Second Lien (2)(3)	SOFR(M)	6.50%	11.72%	08/2021	08/2029	6,488	6,462	5,973
							15,821	15,758	14,256	1.77%
Coupa Holdings, LLC
Software	First lien (2)(3)	SOFR(M)	7.50%	12.60%	02/2023	02/2030	13,366	13,204	13,366	1.66%
RealPage, Inc.
Software	Second Lien	SOFR(M)	6.50%	11.72%	02/2021	04/2029	13,612	13,531	13,153	1.63%
Businessolver.com, Inc.
Software	First lien (2)(3)	SOFR(Q)	5.50%	10.84%	12/2021	12/2027	12,391	12,343	12,391
	First lien (3)(4) - Drawn	SOFR(Q)	5.50%	10.84%	12/2021	12/2027	287	286	287
							12,678	12,629	12,678	1.57%
CentralSquare Technologies, LLC
Software	First lien (2)	SOFR(Q)	3.75%	9.14%	04/2020	08/2025	13,303	12,240	12,480	1.55%
Relativity ODA LLC
Software	First lien (3)	SOFR(M)	6.50%	11.70%	05/2021	05/2027	12,414	12,321	12,414	1.54%
OB Hospitalist Group, Inc.
Healthcare	First lien (2)(3)	SOFR(M)	5.50%	10.70%	09/2021	09/2027	11,278	11,193	10,809
	First lien (3)(4) - Drawn	SOFR(M)	5.50%	10.96%	09/2021	09/2027	653	651	626
							11,931	11,844	11,435	1.42%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CFS Management, LLC
Healthcare	First lien (2)(3)	SOFR(Q)*	6.25% +0.75%/PIK	12.50%	09/2021	07/2024	$8,650	$8,630	$8,157
	First lien (3)	SOFR(Q)*	6.25% +0.75%/PIK	12.50%	09/2021	07/2024	3,299	3,292	3,111
							11,949	11,922	11,268	1.40%
Daxko Acquisition Corporation
Software	First lien (2)(3)	SOFR(M)	5.50%	10.70%	10/2021	10/2028	10,387	10,304	10,229
	First lien (3)	SOFR(M)	5.50%	10.70%	10/2021	10/2028	875	870	862
	First lien (3)(4) - Drawn	P(Q)	4.50%	12.75%	10/2021	10/2027	91	93	90
							11,353	11,267	11,181	1.39%
DOCS, MSO, LLC
Healthcare	First lien (2)(3)	SOFR(M)	5.75%	11.01%	06/2022	06/2028	11,477	11,477	11,151	1.39%
Bullhorn, Inc.
Software	First lien (2)(3)	SOFR(M)	5.75%	10.95%	09/2020	09/2026	9,604	9,563	9,604
	First lien (3)	SOFR(M)	5.75%	10.95%	09/2020	09/2026	1,225	1,223	1,225
							10,829	10,786	10,829	1.35%
Snap One Holdings Corp.**
Distribution & Logistics	First lien (2)	SOFR(Q)	4.50%	9.89%	11/2021	12/2028	11,038	10,993	10,578	1.31%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First lien (2)(3)	SOFR(M)	5.25%	10.33%	05/2022	05/2029	10,051	9,963	10,051	1.25%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(3)	SOFR(M)	5.50%	10.70%	08/2021	08/2026	7,157	7,110	7,157
	First lien (3)(4) - Drawn	SOFR(M)	5.50%	10.70%	04/2022	08/2026	2,501	2,482	2,501
							9,658	9,592	9,658	1.20%
Infogain Corporation
Business Services	First lien (2)(3)	SOFR(M)	5.75%	10.95%	07/2021	07/2028	6,070	6,035	6,070
	First lien (2)(3)	SOFR(M)	5.75%	10.94%	07/2022	07/2028	3,567	3,535	3,567
	Subordinated (3)	SOFR(Q)	8.25%	13.59%	07/2022	07/2029	1	1	1
							9,638	9,571	9,638	1.20%
RXB Holdings, Inc.
Healthcare	First lien (2)(3)	SOFR(M)	4.50%	9.75%	07/2021	12/2027	6,318	6,306	6,253
	First lien (2)	SOFR(M)	5.25%	10.33%	06/2023	12/2027	3,433	3,347	3,347
							9,751	9,653	9,600	1.19%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second Lien (2)(3)	SOFR(M)	6.75%	11.97%	11/2021	12/2029	10,000	9,957	9,568	1.19%
Xactly Corporation
Software	First lien (3)	SOFR(Q)	7.25%	12.61%	06/2020	07/2025	9,449	9,219	9,449	1.17%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CoreTrust Purchasing Group LLC
Business Services	First lien (3)	SOFR(M)	6.75%	11.85%	09/2022	10/2029	$9,150	$9,024	$9,037	1.12%
ACI Group Holdings, Inc.
Healthcare	First lien (2)(3)	SOFR(M)*	4.50% +1.25%/PIK	10.95%	08/2021	08/2028	7,396	7,339	7,173
	First lien (3)(4) - Drawn	SOFR(M)*	4.50% +1.25%/PIK	10.95%	08/2021	08/2028	1,311	1,301	1,271
							8,707	8,640	8,444	1.05%
DCA Investment Holding, LLC
Healthcare	First lien (2)(3)	SOFR(Q)	6.41%	11.65%	03/2021	04/2028	6,312	6,277	6,267
	First lien (3)	SOFR(Q)	6.41%	11.65%	03/2021	04/2028	1,051	1,047	1,044
	First lien (3)	SOFR(Q)	6.41%	11.58%	03/2021	04/2028	522	518	519
	First lien (3)(4) - Drawn	SOFR(M)	6.50%	11.53%	12/2022	04/2028	489	482	489
							8,374	8,324	8,319	1.03%
NMC Crimson Holdings, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)	6.00%	11.04%	03/2021	03/2028	7,401	7,320	7,271
	First lien (3)(4) - Drawn	SOFR(Q)	6.00%	11.41%	03/2021	03/2028	501	495	492
							7,902	7,815	7,763	0.96%
OEConnection LLC
Software	Second Lien (2)(3)	SOFR(Q)	7.00%	12.34%	12/2021	09/2027	7,360	7,303	7,360	0.91%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(3)	SOFR(M)	5.75%	10.85%	12/2021	12/2028	5,147	5,104	5,041
	First lien (3)(4) - Drawn	SOFR(M)	5.75%	10.85%	12/2021	12/2028	2,019	2,002	1,977
							7,166	7,106	7,018	0.87%
Maverick Bidco Inc.
Software	Second Lien (3)	L(Q)	6.75%	12.02%	04/2021	05/2029	6,800	6,785	6,538	0.81%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	L(S)	6.00%	11.10%	03/2020	02/2026	5,346	5,333	5,346
	First lien (2)(3)	L(Q)	8.00%	13.48%	10/2020	08/2026	962	956	963
	First lien (3)(4) - Drawn	SOFR(M)	6.00%	11.20%	03/2020	02/2025	158	158	158
							6,466	6,447	6,467	0.80%
Nielsen Consumer, Inc.**
Business Services	First lien (2)	SOFR(M)	6.25%	11.35%	02/2023	03/2028	6,500	5,794	6,159	0.76%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3)	SOFR(M)	5.25%	10.49%	02/2020	02/2026	6,119	6,103	6,119	0.76%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(3)	L(S)	5.25%	10.62%	06/2021	06/2027	4,966	4,930	4,966
	First lien (3)(4) - Drawn	SOFR (S)	5.25%	10.69%	06/2021	06/2027	999	992	999
							5,965	5,922	5,965	0.74%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Therapy Brands Holdings LLC
Software	Second Lien (2)(3)	L(M)	6.75%	11.90%	05/2021	05/2029	$6,000	$5,969	$5,727	0.71%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(3)	SOFR(Q)*	6.75% +2.00%/PIK	13.99%	07/2021	07/2027	5,434	5,391	5,005
	First lien (3)(4) - Drawn	SOFR(M)*	6.75% +2.00%/PIK	13.85%	07/2021	07/2026	602	599	554
							6,036	5,990	5,559	0.69%
KPSKY Acquisition Inc.
Business Services	First lien (2)(3)	SOFR(Q)	5.50%	10.65%	10/2021	10/2028	4,360	4,325	4,304
	First lien (3)	SOFR(M)	5.50%	10.75%	10/2021	10/2028	500	496	493
	First lien (3)(4) - Drawn	SOFR(Q)	5.50%	10.70%	06/2022	10/2028	410	407	405
							5,270	5,228	5,202	0.65%
DS Admiral Bidco, LLC
Software	First lien (3)	SOFR(Q)	7.00%	12.24%	12/2022	03/2028	4,881	4,812	4,881	0.61%
eResearchTechnology, Inc.
Healthcare	First lien (2)	SOFR(M)	4.50%	9.72%	01/2021	02/2027	4,887	4,887	4,710	0.59%
Safety Borrower Holdings LLC
Software	First lien (2)(3)	L(S)	5.25%	10.95%	09/2021	09/2027	3,687	3,674	3,687
	First lien (3)	L(S)	5.25%	10.95%	09/2021	09/2027	823	821	823
	First lien (3)(4) - Drawn	P(Q)	4.25%	12.50%	09/2021	09/2027	166	166	166
							4,676	4,661	4,676	0.58%
Community Brands ParentCo, LLC
Software	First lien (2)(3)	SOFR(M)	5.50%	10.70%	02/2022	02/2028	4,632	4,595	4,580	0.57%
Convey Health Solutions, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)	5.25%	10.59%	02/2022	09/2026	4,510	4,461	4,405	0.55%
Sun Acquirer Corp.
Consumer Services	First lien (2)(3)	SOFR(M)	5.75%	10.97%	09/2021	09/2028	2,577	2,559	2,510
	First lien (3)(4) - Drawn	SOFR(M)	5.75%	10.97%	09/2021	09/2028	1,821	1,802	1,774
	First lien (3)(4) - Drawn	P(Q)	4.75%	13.00%	09/2021	09/2027	22	23	21
							4,420	4,384	4,305	0.53%
TigerConnect, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)*	3.38% +3.38%/PIK	11.79%	02/2022	02/2028	4,223	4,188	4,143
	First lien (2)(3)(4) - Drawn	SOFR(Q)*	3.38% +3.38%/PIK	11.79%	02/2022	02/2028	116	116	114
							4,339	4,304	4,257	0.53%
Appriss Health, LLC
Healthcare	First lien (3)	L(M)	6.75%	11.90%	05/2021	05/2027	4,042	4,014	4,042	0.50%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Calabrio, Inc.
Software	First lien (3)	SOFR(M)	7.13%	12.23%	04/2021	04/2027	$3,986	$3,965	$3,760
	First lien (3)(4) - Drawn	L(M)	7.00%	12.15%	04/2021	04/2027	274	274	259
							4,260	4,239	4,019	0.50%
Affinipay Midco, LLC
Software	First lien (2)(3)	SOFR(S)	5.50%	10.39%	07/2022	06/2028	4,066	4,031	3,999	0.50%
USRP Holdings, Inc.
Business Services	First lien (2)(3)	SOFR(Q)	5.75%	11.14%	07/2021	07/2027	3,633	3,607	3,513
	First lien (3)	SOFR(Q)	5.75%	11.14%	07/2021	07/2027	473	470	457
							4,106	4,077	3,970	0.49%
Radwell Parent, LLC
Distribution & Logistics	First lien (3)	SOFR(Q)	6.75%	11.99%	11/2022	04/2029	3,736	3,684	3,680
	First lien (3)(4) - Drawn	SOFR(Q)	6.75%	11.99%	11/2022	04/2028	56	56	56
							3,792	3,740	3,736	0.46%
STATS Intermediate Holdings, LLC**
Business Services	First lien (2)	L(Q)	5.25%	10.58%	08/2021	07/2026	3,912	3,912	3,431	0.43%
YLG Holdings, Inc.
Business Services	First lien (3)(4) - Drawn	SOFR(Q)	5.00%	10.22%	10/2021	10/2025	3,179	3,155	3,095	0.38%
Quartz Holding Company
Software	Second Lien (2)(3)	SOFR(M)	8.00%	13.20%	10/2020	04/2027	3,000	2,990	3,000	0.37%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)	6.00%	11.09%	05/2022	05/2029	2,865	2,840	2,813
	First lien (3)(4) - Drawn	SOFR(S)	6.00%	11.04%	05/2022	05/2029	185	188	182
							3,050	3,028	2,995	0.37%
Geo Parent Corporation
Business Services	First lien (2)(3)	SOFR(S)	5.25%	10.17%	05/2020	12/2025	2,902	2,844	2,902	0.36%
SpecialtyCare, Inc.
Healthcare	First lien (2)(3)	L(Q)	5.75%	10.93%	06/2021	06/2028	2,846	2,813	2,724
	First lien (3)	L(Q)	5.75%	11.01%	06/2021	06/2028	22	22	21
							2,868	2,835	2,745	0.34%
Bluefin Holding, LLC
Software	Second Lien (2)(3)	L(Q)	7.75%	13.23%	06/2020	09/2027	2,500	2,411	2,500	0.31%
Project Power Buyer, LLC
Software	First lien (3)	SOFR(Q)	7.00%	12.24%	01/2023	05/2026	2,321	2,291	2,321	0.29%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	6.00%	11.20%	10/2022	10/2029	2,500	2,089	2,275	0.28%
CommerceHub, Inc.
Software	First lien	SOFR(Q)	6.25%	11.47%	06/2023	12/2027	1,995	1,781	1,781	0.22%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)	L(Q)	3.50%	9.00%	09/2022	08/2024	2,475	1,787	1,626	0.20%
Vectra Co.
Business Products	First lien (2)	SOFR(M)	3.25%	8.47%	03/2020	03/2025	1,359	1,266	1,125	0.14%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Virtusa Corporation
Business Services	Subordinated	FIXED(S)	7.13%	7.13%	09/2022	12/2028	$1,370	$1,063	$1,120	0.14%
Total Funded Debt Investments - United States							$1,200,833	$1,189,115	$1,178,479	146.37%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(3)	L(M)	6.00%	11.15%	10/2021	09/2028	$23,010	$22,825	$22,835	2.84%
Total Funded Debt Investments - Netherlands							$23,010	$22,825	$22,835	2.84%
Funded Debt Investments - United Kingdom
Trident Bidco Limited**
Business Services	First lien (2)(3)	SOFR(Q)	5.00%	10.08%	06/2022	06/2029	$10,669	$10,575	$10,632
	First lien (2)(3)	SOFR(Q)	5.00%	10.08%	09/2022	06/2029	1,907	1,890	1,901
							12,576	12,465	12,533	1.56%
Total Funded Debt Investments - United Kingdom							$12,576	$12,465	$12,533	1.56%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)	SOFR(M)	7.25%	12.40%	12/2022	12/2029	$2,245	$2,213	$2,245	0.28%
Funded Debt Investments - Australia							$2,245	$2,213	$2,245	0.28%
Total Funded Debt Investments							$1,238,664	$1,226,618	$1,216,092	151.05%
Equity - United States
Pioneer Topco I, L.P.
Software	Ordinary Shares(3)(6)	—	—	—	11/2021	—	10	$—	$—	—%
Total Shares - United States								—	—	—%
Total Shares								—	—	—%
Total Funded Investments								$1,226,618	$1,216,092	151.05%
Unfunded Debt Investments - United States
KWOR Acquisition, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	$1,298	$(10)	$—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	—	—	03/2020	02/2025	237	(1)	—	—%
Appriss Health, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	05/2021	05/2027	271	(2)	—	—%
Associations, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2027	1,476	(5)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Avalara, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	10/2022	10/2028	$2,001	$(22)	$—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2028	844	(7)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	09/2020	09/2026	693	(3)	—	—%
Businessolver.com, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2023	3,090	—	—	—%
Coupa Holdings, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	02/2023	08/2024	1,193	—	—
	First lien (3)(4) - Undrawn	—	—	—	02/2023	02/2029	914	(11)	—
							2,107	(11)	—	—%
DCA Investment Holding, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	12/2022	12/2023	449	—	—	—%
Foreside Financial Group, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	2,157	(8)	—
	First lien (3)(4) - Undrawn	—	—	—	05/2022	09/2027	723	(7)	—
							2,880	(15)	—	—%
Granicus, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	01/2021	01/2027	833	(6)	—	—%
Infogain Corporation
Business Services	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2026	1,236	(6)	—	—%
Ocala Bidco, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	12/2021	05/2024	1,630	—	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	02/2020	05/2026	1,279	(8)	—	—%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	840	(6)	—
	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2029	671	(5)	—
							1,511	(11)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(4) - Undrawn	—	—	—	02/2020	02/2026	701	(2)	—	—%
Oranje Holdco, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	01/2023	02/2029	1,807	(21)	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (3)(4) - Undrawn	—	—	—	04/2022	04/2024	67	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

OA Buyer, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2028	$3,041	$(24)	$—	—%
Pioneer Buyer I, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	11/2021	11/2027	2,045	(15)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First lien (3)(4) - Undrawn	—	—	—	11/2022	04/2028	225	(3)	—	—%
Relativity ODA LLC
Software	First lien (3)(4) - Undrawn	—	—	—	05/2021	05/2027	1,061	(9)	—	—%
Safety Borrower Holdings LLC
Software	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	166	(1)	—	—%
Zone Climate Services, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	03/2022	03/2028	1,759	(18)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2024	696	—	—
	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2027	484	(3)	—
							1,180	(3)	—	—%
Project Power Buyer, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	01/2023	05/2025	120	(1)	—	—%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	788	—	—
	First lien (3)(4) - Undrawn	—	—	—	08/2021	10/2027	516	(1)	—
							1,304	(1)	—	—%
Xactly Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	06/2020	07/2025	551	(11)	—	—%
AAH Topco, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,413	(11)	(1)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2023	2,262	—	(2)
							3,675	(11)	(3)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	337	—	(4)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	11/2021	11/2024	2,275	(32)	(7)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Community Brands ParentCo, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	02/2022	02/2028	$276	$(2)	$(3)
	First lien (3)(4) - Undrawn	—	—	—	02/2022	02/2024	552	—	(6)
							828	(2)	(9)	(0.00)%
USRP Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2027	288	(2)	(10)	(0.00)%
SpecialtyCare, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2026	224	(2)	(10)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2023	82	—	(2)
	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	342	(3)	(9)
							424	(3)	(11)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2026	147	(2)	(12)	(0.00)%
Calabrio, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	04/2021	04/2027	206	(2)	(12)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	08/2020	07/2025	1,202	(7)	(12)	(0.00)%
Affinipay Midco, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	07/2022	06/2028	273	(2)	(5)
	First lien (3)(4) - Undrawn	—	—	—	07/2022	06/2024	574	—	(9)
							847	(2)	(14)	(0.00)%
TigerConnect, Inc.
Healthcare	First lien (2)(3)(4) - Undrawn	—	—	—	02/2022	02/2024	200	—	(4)
	First lien (3)(4) - Undrawn	—	—	—	02/2022	02/2028	603	(5)	(11)
							803	(5)	(15)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2028	344	(3)	(6)
	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	502	(5)	(9)
							846	(8)	(15)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2023	416	(2)	(6)
	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2027	692	(7)	(11)
							1,108	(9)	(17)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	1,825	(13)	(18)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

NMC Crimson Holdings, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	03/2021	12/2023	$1,306	$—	$(23)	(0.00)%
Thermostat Purchaser III, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2023	3,145	(2)	(24)	(0.00)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	539	(4)	(11)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	09/2024	663	—	(14)
							1,202	(4)	(25)	(0.00)%
iCIMS, Inc.
Software	First lien (2)(3)(4) - Undrawn	—	—	—	08/2022	08/2024	4,823	—	—
	First lien (3)(4) - Undrawn	—	—	—	08/2022	08/2028	1,558	(14)	(28)
							6,381	(14)	(28)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	07/2022	07/2024	640	—	(6)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,216	(9)	(25)
							1,856	(9)	(31)	(0.00)%
MRI Software LLC
Software	First lien (3)(4) - Undrawn	—	—	—	02/2022	08/2023	604	(2)	(14)
	First lien (3)(4) - Undrawn	—	—	—	01/2020	02/2026	780	(2)	(19)
							1,384	(4)	(33)	(0.00)%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	09/2022	09/2024	1,339	—	(17)
	First lien (3)(4) - Undrawn	—	—	—	09/2022	10/2029	1,339	(18)	(17)
							2,678	(18)	(34)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	831	(8)	(35)	(0.00)%
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	08/2020	08/2025	1,232	(15)	(39)	(0.00)%
PDQ.com Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	09/2021	08/2027	2,205	(8)	(45)	(0.01)%
ACI Group Holdings, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2027	787	(5)	(24)
	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2024	1,442	—	(43)
							2,229	(5)	(67)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2027	$1,493	$(15)	$(24)
	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	2,924	—	(47)
							4,417	(15)	(71)	(0.01)%
YLG Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2023	3,244	—	(85)	(0.01)%
CCBlue Bidco, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2023	2,973	—	(86)	(0.01)%
Project Essential Bidco, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	04/2021	04/2027	2,241	(13)	(107)	(0.01)%
GraphPAD Software, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	04/2021	04/2027	1,000	(3)	(20)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	11/2023	5,068	(18)	(103)
							6,068	(21)	(123)	(0.02)%
DOCS, MSO, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2028	1,078	—	(31)
	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	4,044	—	(115)
							5,122	—	(146)	(0.02)%
DECA Dental Holdings LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2027	90	(1)	(4)
	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2023	4,045	—	(164)
							4,135	(1)	(168)	(0.02)%
Allworth Financial Group, L.P.
Financial Services	First lien (3)(4) - Undrawn	—	—	—	01/2022	01/2024	1,031	—	(42)
	First lien (3)(4) - Undrawn	—	—	—	12/2020	12/2026	3,506	(22)	(144)
							4,537	(22)	(186)	(0.02)%
Notorious Topco, LLC
Consumer Products	First lien (3)(4) - Undrawn	—	—	—	11/2021	11/2023	1,229	—	(85)
	First lien (3)(4) - Undrawn	—	—	—	11/2021	05/2027	1,721	(13)	(120)
							2,950	(13)	(205)	(0.03)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Diamondback Acquisition, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2023	$4,237	$—	$(348)	(0.04)%
Total Unfunded Debt Investments - United States							$115,270	$(488)	$(2,078)	(0.26)%

Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2027	$1,726	$(12)	$(13)	(0.00)%
Total Unfunded Debt Investments - Netherlands							$1,726	$(12)	$(13)	(0.00)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(4) - Undrawn	—	—	—	12/2022	12/2028	$208	$(3)	$—	—%
Total Unfunded Debt Investments - Australia							$208	$(3)	$—	—%
Total Unfunded Debt Investments							$117,204	$(503)	$(2,091)	(0.26)%
Total Non-Controlled/Non-Affiliated Investments								$1,226,115	$1,214,001	150.79%
Total Investments								$1,226,115	$1,214,001	150.79%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2023.
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
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2023, 4.66% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

	June 30, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	94.97%
Second lien	4.94%
Subordinated	0.09%
Equity and other	—%	(1)
Total investments	100.00%

(1)As of June 30, 2023, equity and other investments made up less than 0.01% of total investments.

June 30, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	40.59%
Business Services	23.65%
Healthcare	15.54%
Financial Services	7.61%
Consumer Services	3.51%
Information Technology	1.88%
Distribution & Logistics	1.82%
Consumer Products	1.74%
Packaging	1.41%
Education	1.17%
Specialty Chemicals & Materials	0.99%
Business Products	0.09%
Total investments	100.00%

June 30, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	99.91%
Fixed rates	0.09%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)	SOFR(S)	6.00%	9.41%	12/2020	10/2027	$18,491	$18,390	$18,373
	First lien (3)	SOFR(S)	6.00%	10.46%	06/2021	10/2027	4,960	4,941	4,928
	First lien (3)	SOFR(S)	6.00%	10.00%	08/2021	10/2027	5,894	5,882	5,857
	First lien (3)(4) - Drawn	SOFR(S)	6.00%	10.41%	05/2022	10/2027	1,275	1,272	1,267
							30,620	30,485	30,425	4.01%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (2)(3)	L(M)	5.25%	9.63%	11/2020	11/2026	23,667	23,543	23,388
	First lien (3)	L(M)	5.25%	9.63%	11/2020	11/2026	6,682	6,642	6,603
							30,349	30,185	29,991	3.96%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	SOFR(Q)	5.75%	9.92%	02/2020	05/2026	24,354	24,265	24,137
	First lien (3)	SOFR(Q)	5.75%	9.92%	02/2020	05/2026	5,761	5,737	5,710
							30,115	30,002	29,847	3.94%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)	L(Q)	5.50%	10.23%	10/2020	11/2027	19,634	19,416	19,074
	First lien (3)	L(Q)	5.50%	10.23%	11/2021	11/2027	10,450	10,358	10,152
	First lien (3)(4) - Drawn	L(Q)	5.50%	10.23%	11/2021	11/2024	449	448	437
							30,533	30,222	29,663	3.91%
Zone Climate Services, Inc.
Business Services	First lien (2)(3)	SOFR(S)	4.75%	8.62%	03/2022	03/2028	27,963	27,709	27,516
	First lien (3)(4) - Drawn	SOFR(M)	4.75%	9.47%	03/2022	03/2028	1,795	1,784	1,767
							29,758	29,493	29,283	3.86%
Associations, Inc.
Business Services	First lien (2)(3)	SOFR(Q)*	4.00% + 2.50%/PIK	10.36%	07/2021	07/2027	14,921	14,868	14,921
	First lien (3)	SOFR(Q)*	4.00% + 2.50%/PIK	11.28%	07/2021	07/2027	3,671	3,657	3,671
	First lien (3)	SOFR(Q)*	4.00% + 2.50%/PIK	11.26%	07/2021	07/2027	3,671	3,657	3,671
	First lien (3)	SOFR(Q)*	4.00% + 2.50%/PIK	10.97%	07/2021	07/2027	2,217	2,209	2,217
	First lien (3)	SOFR(Q)*	4.00% + 2.50%/PIK	10.48%	07/2021	07/2027	1,764	1,757	1,764
							26,244	26,148	26,244	3.46%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Diligent Corporation
Software	First lien (2)(3)	L(M)	6.25%	10.63%	08/2020	08/2025	$14,748	$14,644	$14,748
	First lien (2)(3)	L(M)	5.75%	10.13%	03/2021	08/2025	5,582	5,564	5,514
	First lien (2)(3)	L(M)	5.75%	10.13%	03/2021	08/2025	3,113	3,103	3,076
	First lien (3)	L(M)	6.25%	10.63%	08/2020	08/2025	1,234	1,225	1,219
	First lien (3)	L(M)	6.25%	10.63%	08/2020	08/2025	778	772	778
	First lien (3)(4) - Drawn	L(M)	6.25%	10.63%	08/2020	08/2025	711	720	711
							26,166	26,028	26,046	3.44%
Apptio, Inc.
Software	First lien (3)	L(Q)	6.00%	9.94%	04/2020	01/2025	25,000	24,337	25,000	3.30%
OA Buyer, Inc.
Healthcare	First lien (2)(3)	L(M)	5.75%	10.13%	12/2021	12/2028	23,639	23,430	23,447
	First lien (2)(3)	L(M)	5.75%	10.13%	05/2022	12/2028	1,496	1,483	1,484
							25,135	24,913	24,931	3.29%
iCIMS, Inc.
Software	First lien (2)(3)	SOFR(Q)*	3.38% +3.88%/PIK	11.52%	08/2022	08/2028	19,638	19,474	19,467
	First lien (3)	SOFR(Q)	7.25%	11.52%	10/2022	08/2028	5,126	5,082	5,087
							24,764	24,556	24,554	3.24%
Diamondback Acquisition, Inc.
Software	First lien (2)(3)	L(M)	5.50%	9.88%	09/2021	09/2028	25,075	24,863	24,498	3.23%
IG Investments Holdings, LLC
Business Services	First lien (2)(3)	L(M)	6.00%	10.38%	09/2021	09/2028	23,141	22,944	22,822
	First lien (3)(4) - Drawn	L(M)	6.00%	10.39%	09/2021	09/2027	730	726	720
							23,871	23,670	23,542	3.10%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(3)	SOFR(M)	4.75%	9.17%	12/2020	12/2026	17,749	17,620	17,260
	First lien (3)	SOFR(M)	4.75%	9.17%	12/2020	12/2026	5,372	5,331	5,224
	First lien (3)(4) - Drawn	SOFR(M)	4.75%	9.17%	01/2022	12/2026	637	631	619
							23,758	23,582	23,103	3.04%
Syndigo LLC
Software	First lien (2)(3)	L(M)	4.50%	8.84%	12/2020	12/2027	19,650	19,539	19,119
	Second Lien (3)	L(S)	8.00%	13.21%	12/2020	12/2028	4,000	3,981	3,745
							23,650	23,520	22,864	3.01%
Notorious Topco, LLC
Consumer Products	First lien (2)(3)	SOFR(Q)	6.75%	10.99%	11/2021	11/2027	21,053	20,919	20,700
	First lien (3)(4) - Drawn	SOFR(Q)	6.75%	10.99%	11/2021	11/2027	1,835	1,815	1,804
	First lien (3)(4) - Drawn	SOFR(Q)	6.75%	10.99%	11/2021	05/2027	307	308	302
							23,195	23,042	22,806	3.00%
Anaplan, Inc.
Software	First lien (2)(3)	SOFR(M)	6.50%	10.82%	06/2022	06/2029	22,941	22,725	22,712	2.99%
PDQ.com Corporation
Software	First lien (3)	SOFR(Q)	4.75%	9.43%	09/2021	08/2027	13,360	13,306	13,046
	First lien (3)	SOFR(Q)	4.75%	9.43%	09/2021	08/2027	9,152	9,115	8,937
							22,512	22,421	21,983	2.90%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CCBlue Bidco, Inc.
Healthcare	First lien (2)(3)	L(Q)*	3.50% + 2.75%/PIK	10.98%	12/2021	12/2028	$20,979	$20,800	$20,559
	First lien (3)(4) - Drawn	L(Q)*	3.50% + 2.75%/PIK	10.98%	12/2021	12/2028	1,090	1,081	1,069
							22,069	21,881	21,628	2.85%
KWOR Acquisition, Inc.
Business Services	First lien (2)(3)	L(M)	5.25%	9.64%	12/2021	12/2028	20,712	20,576	20,514	2.70%
Eisner Advisory Group LLC
Financial Services	First lien (2)(3)	SOFR(M)	5.25%	9.69%	08/2021	07/2028	19,654	19,542	18,780
	First lien (3)	SOFR(M)	5.25%	9.69%	08/2021	07/2028	1,662	1,655	1,589
							21,316	21,197	20,369	2.68%
Avalara, Inc.
Software	First lien (3)	SOFR(Q)	7.25%	11.83%	10/2022	10/2028	20,012	19,768	19,840	2.61%
Recorded Future, Inc.
Software	First lien (2)(3)	L(Q)	5.25%	9.98%	12/2021	07/2025	7,425	7,398	7,363
	First lien (2)(3)	L(Q)	5.25%	9.98%	08/2020	07/2025	5,758	5,726	5,710
	First lien (3)	L(Q)	5.25%	9.98%	08/2020	07/2025	4,104	4,064	4,070
	First lien (2)(3)	L(Q)	5.25%	9.98%	01/2022	07/2025	2,492	2,478	2,471
							19,779	19,666	19,614	2.58%
Thermostat Purchaser III, Inc.
Business Services	First lien (2)(3)	L(Q)	4.50%	9.23%	08/2021	08/2028	18,856	18,816	18,216
	First lien (3)	L(Q)	4.50%	9.23%	08/2021	08/2028	1,297	1,292	1,253
							20,153	20,108	19,469	2.56%
DECA Dental Holdings LLC
Healthcare	First lien (2)(3)	L(Q)	5.75%	10.48%	08/2021	08/2028	16,862	16,720	16,138
	First lien (3)(4) - Drawn	L(Q)	5.75%	10.48%	08/2021	08/2028	1,775	1,760	1,699
	First lien (3)(4) - Drawn	L(Q)	5.75%	10.48%	08/2021	08/2027	1,168	1,160	1,118
							19,805	19,640	18,955	2.50%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (2)(3)	L(M)	5.75%	10.13%	10/2021	10/2028	11,633	11,533	11,435
	First lien (2)(3)	L(M)	5.75%	10.13%	12/2021	10/2028	7,311	7,247	7,187
							18,944	18,780	18,622	2.45%
AAH Topco, LLC
Consumer Services	First lien (2)(3)	L(M)	5.50%	9.89%	12/2021	12/2027	11,755	11,655	11,609
	First lien (3)(4) - Drawn	L(M)	5.50%	9.82%	12/2021	12/2027	6,322	6,269	6,243
							18,077	17,924	17,852	2.35%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First lien (2)(3)	L(Q)	5.50%	10.23%	10/2021	10/2028	$12,278	$12,172	$11,990
	First lien (3)	L(Q)	5.50%	10.23%	10/2021	10/2028	4,943	4,902	4,828
	First lien (3)(4) - Drawn	L(S)	5.00%	10.83%	10/2021	10/2027	230	231	224
							17,451	17,305	17,042	2.25%
GraphPAD Software, LLC
Healthcare	First lien (2)(3)	L(Q)	5.50%	10.23%	12/2021	04/2027	9,198	9,160	9,035
	First lien (2)(3)	L(Q)	5.50%	10.23%	04/2021	04/2027	6,895	6,869	6,773
	First lien (2)(3)	L(Q)	5.50%	10.23%	10/2021	04/2027	1,060	1,056	1,041
							17,153	17,085	16,849	2.22%
Project Essential Bidco, Inc.
Software	First lien (2)(3)	L(Q)	5.75%	9.99%	04/2021	04/2028	17,208	17,088	16,678	2.20%
Granicus, Inc.
Software	First lien (2)(3)	L(M)*	5.50% + 1.50%/PIK	11.14%	01/2021	01/2027	10,641	10,583	10,640
	First lien (3)	L(M)*	5.50% + 1.50%/PIK	11.14%	01/2021	01/2027	2,980	2,963	2,980
	First lien (3)	L(M)	6.00%	10.14%	04/2021	01/2027	2,290	2,272	2,290
	First lien (3)(4) - Drawn	L(M)	6.50%	10.69%	01/2021	01/2027	405	405	405
							16,316	16,223	16,315	2.15%
Foreside Financial Group, LLC
Business Services	First lien (2)(3)	L(M)	5.50%	9.88%	05/2022	09/2027	14,902	14,767	14,753
	First lien (3)	L(M)	5.50%	9.88%	05/2022	09/2027	966	957	956
							15,868	15,724	15,709	2.07%
Ocala Bidco, Inc.
Healthcare	First lien (2)(3)	L(Q)*	3.50% + 2.75%/PIK	10.95%	12/2021	11/2028	15,635	15,466	15,455	2.04%
MRI Software LLC
Software	First lien (2)(3)	L(Q)	5.50%	10.23%	01/2020	02/2026	10,917	10,885	10,669
	First lien (2)(3)	L(Q)	5.50%	10.23%	03/2021	02/2026	3,096	3,091	3,026
	First lien (3)	L(Q)	5.50%	10.23%	03/2021	02/2026	1,370	1,367	1,338
	First lien (3)	L(Q)	5.50%	10.23%	01/2020	02/2026	315	314	308
							15,698	15,657	15,341	2.02%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(3)	L(Q)	5.75%	10.48%	12/2021	12/2027	9,030	8,953	8,783
	First lien (3)	L(Q)	5.75%	10.48%	12/2021	12/2027	3,012	2,986	2,930
	First lien (3)	L(Q)	5.75%	10.48%	12/2021	12/2027	3,031	3,005	2,948
	First lien (3)(4) - Drawn	L(Q)	5.75%	10.50%	12/2021	12/2027	426	423	414
	First lien (3)(4) - Drawn	L(Q)	6.00%	10.54%	07/2022	12/2027	200	198	198
							15,699	15,565	15,273	2.01%
Foundational Education Group, Inc.
Education	First lien (2)(3)	SOFR(Q)	3.75%	8.59%	08/2021	08/2028	9,380	9,341	8,816
	Second Lien (2)(3)	SOFR(Q)	6.50%	11.34%	08/2021	08/2029	6,488	6,460	6,001
							15,868	15,801	14,817	1.95%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Kaseya Inc.
Software	First lien (2)(3)	SOFR(Q)	5.75%	10.33%	06/2022	06/2029	$14,662	$14,559	$14,448	1.90%
Pioneer Topco I, L.P.(6)
Pioneer Buyer I, LLC
Software	First lien (3)	L(Q)*	7.00%/PIK	11.73%	11/2021	11/2028	12,457	12,359	12,295
	First lien (3)	L(Q)*	7.00%/PIK	11.73%	03/2022	11/2028	1,707	1,693	1,685
							14,164	14,052	13,980	1.84%
RealPage, Inc.
Software	Second Lien	L(M)	6.50%	10.88%	02/2021	04/2029	13,612	13,526	13,153	1.73%
Businessolver.com, Inc.
Software	First lien (2)(3)	L(S)	5.50%	9.67%	12/2021	12/2027	12,454	12,401	12,280
	First lien (3)(4) - Drawn	L(S)	5.50%	9.88%	12/2021	12/2027	289	288	285
							12,743	12,689	12,565	1.66%
Relativity ODA LLC
Software	First lien (3)	L(M)*	7.50%/PIK	11.89%	05/2021	05/2027	12,146	12,044	12,146	1.60%
CentralSquare Technologies, LLC
Software	First lien (2)	L(Q)	3.75%	8.48%	04/2020	08/2025	13,373	12,092	11,597	1.53%
OB Hospitalist Group, Inc.
Healthcare	First lien (2)(3)	L(Q)	5.50%	10.23%	09/2021	09/2027	11,364	11,270	11,006
	First lien (3)(4) - Drawn	L(Q)	5.50%	10.17%	09/2021	09/2027	515	512	498
							11,879	11,782	11,504	1.52%
CFS Management, LLC
Healthcare	First lien (2)(3)	SOFR(Q)*	6.25% + 0.75%/PIK	11.84%	09/2021	07/2024	8,796	8,766	8,214
	First lien (3)	SOFR(Q)*	6.25% + 0.75%/PIK	11.84%	09/2021	07/2024	3,350	3,339	3,128
							12,146	12,105	11,342	1.49%
DOCS, MSO, LLC
Healthcare	First lien (2)(3)	SOFR(S)	5.75%	10.54%	06/2022	06/2028	11,564	11,564	11,248	1.48%
Bullhorn, Inc.
Software	First lien (2)(3)	L(Q)	5.75%	10.48%	09/2020	09/2026	9,654	9,607	9,654
	First lien (3)	L(Q)	5.75%	10.48%	09/2020	09/2026	1,231	1,229	1,231
	First lien (3)(4) - Drawn	L(Q)	5.75%	10.48%	09/2020	09/2026	319	318	319
							11,204	11,154	11,204	1.48%
Daxko Acquisition Corporation
Software	First lien (2)(3)	L(M)	5.50%	9.88%	10/2021	10/2028	10,440	10,351	10,148
	First lien (3)	L(M)	5.50%	9.88%	10/2021	10/2028	880	872	855
	First lien (3)(4) - Drawn	P(Q)	4.50%	12.00%	10/2021	10/2027	26	27	25
							11,346	11,250	11,028	1.45%
Snap One Holdings Corp.**
Distribution & Logistics	First lien (2)	L(M)	4.50%	8.88%	11/2021	12/2028	11,094	11,046	10,206	1.34%
Bottomline Technologies, Inc.
Software	First lien (2)(3)	SOFR(M)	5.50%	9.82%	05/2022	05/2029	10,102	10,008	10,002	1.32%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Xactly Corporation
Software	First lien (3)	L(Q)	7.25%	11.99%	06/2020	07/2023	$9,449	$9,351	$9,449
	First lien (3)(4) - Drawn	L(M)	7.25%	11.70%	06/2020	07/2023	551	545	551
							10,000	9,896	10,000	1.32%
LSCS Holdings, Inc.
Healthcare	First lien (2)	L(M)	4.50%	8.88%	11/2021	12/2028	10,355	10,332	9,902	1.30%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(3)	SOFR(M)	5.75%	10.17%	07/2021	07/2028	6,101	6,063	5,987
	First lien (2)(3)	SOFR(M)	5.75%	10.17%	07/2022	07/2028	3,585	3,551	3,518
	First lien (3)(4) - Drawn	SOFR(M)	5.75%	10.17%	07/2021	07/2026	345	345	338
	Subordinated (3)	SOFR(Q)	8.25%	12.93%	07/2022	07/2029	1	1	1
							10,032	9,960	9,844	1.30%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(3)	L(M)	5.50%	9.88%	08/2021	08/2026	7,194	7,140	7,107
	First lien (3)(4) - Drawn	L(M)	5.50%	9.88%	04/2022	08/2026	2,468	2,447	2,438
							9,662	9,587	9,545	1.26%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second Lien (2)(3)	L(M)	6.75%	11.13%	11/2021	12/2029	10,000	9,955	9,419	1.24%
RXB Holdings, Inc.
Healthcare	First lien (2)(3)	L(M)	4.50%	8.72%	07/2021	12/2027	9,850	9,830	9,358	1.23%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)	SOFR(Q)	6.75%	10.84%	09/2022	10/2029	9,196	9,062	9,058	1.19%
ACI Group Holdings, Inc.
Healthcare	First lien (2)(3)	L(M)*	4.50% + 1.25%/PIK	10.13%	08/2021	08/2028	7,385	7,325	7,137
	First lien (3)(4) - Drawn	L(M)	4.50% + 1.25%/PIK	10.13%	08/2021	08/2028	950	942	918
	First lien (3)(4) - Drawn	L(M)	5.50%	9.88%	08/2021	08/2027	87	88	84
							8,422	8,355	8,139	1.07%
NMC Crimson Holdings, Inc.
Healthcare	First lien (2)(3)	L(Q)	6.00%	9.74%	03/2021	03/2028	7,401	7,313	7,350
	First lien (3)(4) - Drawn	L(M)	6.00%	10.39%	03/2021	03/2028	501	495	497
							7,902	7,808	7,847	1.03%
DCA Investment Holding, LLC
Healthcare	First lien (2)(3)	SOFR(Q)	6.41%	10.39%	03/2021	04/2028	6,347	6,309	6,224
	First lien (3)	SOFR(M)	6.41%	10.73%	03/2021	04/2028	1,057	1,052	1,036
	First lien (3)(4) - Drawn	SOFR(S)	6.41%	10.14%	03/2021	04/2028	453	449	444
							7,857	7,810	7,704	1.01%
OEConnection LLC
Software	Second Lien (2)(3)	SOFR(M)	7.00%	11.42%	12/2021	09/2027	7,360	7,297	7,134	0.94%
Maverick Bidco Inc.
Software	Second Lien (3)	L(Q)	6.75%	11.16%	04/2021	05/2029	6,800	6,783	6,548	0.86%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	L(Q)	6.00%	10.41%	03/2020	02/2026	$5,374	$5,359	$5,374
	First lien (2)(3)	L(Q)	8.00%	12.73%	10/2020	08/2026	967	960	967
							6,341	6,319	6,341	0.84%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(3)	SOFR(M)	5.25%	9.38%	12/2021	12/2028	5,173	5,127	5,028
	First lien (3)(4) - Drawn	SOFR(Q)	5.25%	9.44%	12/2021	12/2028	1,251	1,240	1,216
							6,424	6,367	6,244	0.82%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3)	L(M)	5.25%	9.42%	02/2020	02/2026	6,150	6,132	6,150	0.81%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(3)	L(S)	5.25%	10.18%	06/2021	06/2027	4,966	4,926	4,926
	First lien (3)(4) - Drawn	L(S)	5.25%	9.40%	06/2021	06/2027	933	925	925
							5,899	5,851	5,851	0.77%
Therapy Brands Holdings LLC
Software	Second Lien (2)(3)	L(M)	6.75%	11.10%	05/2021	05/2029	6,000	5,967	5,784	0.76%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(3)	L(Q)*	5.25% + 2.00%/PIK	11.98%	07/2021	07/2027	5,406	5,359	4,817
	First lien (3)(4) - Drawn	L(M)*	5.25% + 2.00%/PIK	11.63%	07/2021	07/2026	596	591	531
							6,002	5,950	5,348	0.70%
DS Admiral Bidco, LLC
Software	First lien	SOFR(M)	7.00%	11.51%	12/2022	12/2029	4,906	4,832	4,832	0.64%
KPSKY Acquisition Inc.
Business Services	First lien (2)(3)	L(M)	5.50%	9.89%	10/2021	10/2028	4,382	4,345	4,190
	First lien (3)	P(Q)	4.50%	12.00%	10/2021	10/2028	504	500	482
	First lien (3)(4) - Drawn	P(Q)	4.50%	12.00%	06/2022	10/2028	93	92	89
							4,979	4,937	4,761	0.63%
Community Brands ParentCo, LLC
Software	First lien (2)(3)	SOFR(M)	5.75%	10.17%	02/2022	02/2028	4,656	4,615	4,503	0.59%
Safety Borrower Holdings LLC
Software	First lien (2)(3)	L(S)	5.25%	10.41%	09/2021	09/2027	3,706	3,691	3,645
	First lien (3)	L(S)	5.25%	10.41%	09/2021	09/2027	828	824	814
							4,534	4,515	4,459	0.59%
Convey Health Solutions, Inc.**
Healthcare	First lien (2)(3)	SOFR(Q)	5.25%	9.93%	02/2022	09/2026	4,533	4,477	4,398	0.58%
eResearchTechnology, Inc.
Healthcare	First lien (2)	L(M)	4.50%	8.88%	01/2021	02/2027	4,912	4,912	4,363	0.57%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Sun Acquirer Corp.
Consumer Services	First lien (2)(3)	L(M)	5.75%	10.13%	09/2021	09/2028	$2,590	$2,571	$2,547
	First lien (3)(4) - Drawn	L(M)	5.75%	10.13%	09/2021	09/2028	1,814	1,794	1,784
							4,404	4,365	4,331	0.57%
Calabrio, Inc.
Software	First lien (3)	L(Q)	7.00%	11.73%	04/2021	04/2027	3,986	3,963	3,986
	First lien (3)(4) - Drawn	L(Q)	7.00%	11.75%	04/2021	04/2027	274	273	274
							4,260	4,236	4,260	0.56%
TigerConnect, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)*	3.63% + 3.63%/PIK	11.49%	02/2022	02/2028	4,223	4,185	4,121
	First lien (2)(3)(4) - Drawn	SOFR(Q)*	3.63% + 3.63%/PIK	11.49%	02/2022	02/2028	39	39	38
							4,262	4,224	4,159	0.55%
Appriss Health, LLC
Healthcare	First lien (3)	L(M)	7.25%	11.54%	05/2021	05/2027	4,052	4,021	4,052	0.53%
Affinipay Midco, LLC
Software	First lien (2)(3)	SOFR(S)	5.75%	10.64%	07/2022	06/2028	4,086	4,048	4,046	0.53%
USRP Holdings, Inc.
Business Services	First lien (2)(3)	L(Q)	5.50%	10.23%	07/2021	07/2027	3,652	3,623	3,533
	First lien (3)	L(Q)	5.50%	10.23%	07/2021	07/2027	475	472	460
							4,127	4,095	3,993	0.53%
Radwell Parent, LLC
Distribution & Logistics	First lien (3)	SOFR(Q)	6.75%	11.33%	11/2022	04/2029	3,755	3,699	3,699	0.49%
STATS Intermediate Holdings, LLC**
Business Services	First lien (2)	L(Q)	5.25%	9.90%	08/2021	07/2026	3,932	3,932	3,632	0.48%
Quartz Holding Company
Software	Second Lien (2)(3)	L(M)	8.00%	12.38%	10/2020	04/2027	3,000	2,989	2,941	0.39%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(3)	SOFR(S)	6.00%	10.62%	05/2022	05/2029	2,879	2,853	2,850
	First lien (3)(4) - Drawn	SOFR(S)	6.00%	10.61%	05/2022	05/2028	65	65	65
							2,944	2,918	2,915	0.38%
Barracuda Parent, LLC
Software	First lien (2)	SOFR(Q)	4.50%	8.59%	05/2022	08/2029	3,000	2,957	2,893	0.38%
Geo Parent Corporation
Business Services	First lien (2)(3)	SOFR(Q)	5.25%	9.44%	05/2020	12/2025	2,917	2,849	2,845	0.37%
SpecialtyCare, Inc.
Healthcare	First lien (2)(3)	L(Q)	5.75%	9.49%	06/2021	06/2028	2,861	2,825	2,740
	First lien (3)(4) - Drawn	L(M)	4.00%	8.29%	06/2021	06/2026	85	85	81
	First lien (3)(4) - Drawn	L(Q)	5.75%	9.76%	06/2021	06/2028	22	22	21
							2,968	2,932	2,842	0.37%
Bluefin Holding, LLC
Software	Second Lien (2)(3)	L(Q)	7.75%	12.48%	06/2020	09/2027	2,500	2,403	2,408	0.32%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Spring Education Group, Inc.
Education	First lien (2)	L(Q)	4.00%	8.73%	03/2020	07/2025	$2,429	$2,046	$2,380	0.31%
Cloudera, Inc.
Software	Second lien	L(M)	6.00%	10.38%	10/2022	10/2029	2,500	2,069	2,097	0.28%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)	L(Q)	3.50%	8.26%	09/2022	08/2024	2,487	1,566	1,617	0.21%
YLG Holdings, Inc.
Business Services	First lien (3)(4) - Drawn	L(S)	5.00%	9.90%	10/2021	10/2025	1,531	1,517	1,491	0.20%
Vectra Co.
Business Products	First lien (2)	L(M)	3.25%	7.63%	03/2020	03/2025	1,366	1,248	1,087	0.14%
Virtusa Corporation
Software	Subordinated	Fixed(S)	7.13%	7.13%	09/2022	12/2028	1,370	1,044	1,046	0.14%
Total Funded Debt Investments - United States							$1,166,146	$1,154,224	$1,138,523	149.99%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(3)	L(M)	6.00%	10.29%	10/2021	09/2028	$23,010	$22,813	$22,639	2.98%
Total Funded Debt Investments - Netherlands							$23,010	$22,813	$22,639	2.98%
Funded Debt Investments - United Kingdom
Trident Bidco Limited **
Business Services	First lien (2)(3)	SOFR(Q)	5.25%	9.07%	06/2022	06/2029	$10,668	$10,569	$10,437
	First lien (2)(3)	SOFR(Q)	5.25%	9.07%	09/2022	06/2029	1,906	1,889	1,866
							12,574	12,458	12,303	1.63%
Total Funded Debt Investments - United Kingdom							$12,574	$12,458	$12,303	1.63%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd **
Business Services	First lien	SOFR(M)	7.25%	11.48%	12/2022	12/2029	$2,245	$2,211	$2,211	0.29%
Funded Debt Investments - Australia							$2,245	$2,211	$2,211	0.29%
Total Funded Debt Investments							$1,203,975	$1,191,706	$1,175,676	154.89%
Equity - United States
Pioneer Topco I, L.P.(6)
Software	Ordinary Shares(3)(6)	—	—	—	11/2021	—	10	$—	$—	—%
Total Shares - United States								$—	$—	—%
Total Shares								—	—	—%
Total Funded Investments								$1,191,706	$1,175,676	154.89%
Unfunded Debt Investments - United States
Associations, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2027	$1,476	$(6)	$—	—%

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

Notes to the Consolidated Financial Statements of
NMF SLF I, Inc.
June 30, 2023
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
NMF SLF I, Inc. (the "Company") is a Maryland corporation formed on January 23, 2019. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $40 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of its common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any Private Offering, each investor will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). The Company commenced its loan origination and investment activities on the date it issued shares to persons not affiliated with the Investment Adviser, which occurred on February 18, 2020 (the "Initial Closing Date"). The Company may conduct subsequent closings at times during its investment period (the "Investment Period"), which commenced on the Initial Closing Date and shall initially continue until February 18, 2024, the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of the Company's outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the Subscription Agreement entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. On October 6, 2022, the Company established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary. As of June 30, 2023 and December 31, 2022, there were no assets held by SLF I Opportunistic SPV.
The company is focused on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions, to growing businesses in defensive industries that offer attractive risk-adjusted returns. The Company’s differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.

The Company primarily invests in senior secured debt of U.S. sponsor-backed, middle market companies, defined by those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The Company focuses on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.

Senior secured loans may include traditional first lien loans or unitranche loans. The Company invests a significant portion of its portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss.

As of June 30, 2023, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services.

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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2023 and December 31, 2022.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.

Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2023, the Company recognized PIK interest from investments of $1,376 and $2,703, respectively. For the three and six months ended June 30, 2022, the Company recognized PIK interest from investments of $882 and $1,688, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2023 and December 31, 2022, no investments were on non-accrual status.
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
The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. On August 16, 2022, the Company's board of directors amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the three and six months ended June 30, 2023, the Company issued 0 and 3,883,500 shares through the DRIP, respectively. For the three and six months ended June 30, 2022, the Company issued 0 and 2,988,215 shares through the DRIP, respectively.
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

Note 3. Investments
At June 30, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,163,577	$1,152,961
Second lien	61,474	59,919
Subordinated	1,064	1,121
Equity and other(1)	—	—
Total investments	$1,226,115	$1,214,001

(1)As of June 30, 2023, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$496,334	$492,813
Business Services	286,589	287,139
Healthcare	192,368	188,647
Financial Services	93,154	92,336
Consumer Services	42,756	42,611
Information Technology	22,813	22,822
Distribution & Logistics	22,618	22,059
Consumer Products	22,745	21,099
Packaging	17,280	17,080
Education	15,758	14,256
Specialty Chemicals & Materials	12,434	12,014
Business Products	1,266	1,125
Total investments	$1,226,115	$1,214,001

At December 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,130,840	$1,115,219
Second lien	59,361	57,133
Subordinated	1,045	1,047
Equity and other(1)	—	—
Total investments	$1,191,246	$1,173,399

(1)As of December 31, 2022, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$480,494	$476,479
Business Services	262,842	259,347
Healthcare	201,974	196,864
Financial Services	91,188	89,468
Consumer Services	37,831	37,307
Consumer Products	23,030	22,759
Information Technology	22,799	22,611
Distribution & Logistics	22,437	21,670
Education	17,847	17,197
Packaging	17,290	16,937
Specialty Chemicals & Materials	12,266	11,673
Business Products	1,248	1,087
Total investments	$1,191,246	$1,173,399
As of June 30, 2023, the Company had unfunded commitments on revolving credit facilities of $58,612 and no unfunded commitments on bridge facilities. As of June 30, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $58,592. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2023.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of June 30, 2023:

	Total	Level I	Level II	Level III
First lien	$1,152,961	$—	$46,766	$1,106,195
Second lien	59,919	—	13,153	46,766
Subordinated	1,121	—	1,120	1
Equity and other(1)	—	—	—	—
Total investments	$1,214,001	$—	$61,039	$1,152,962

(1)As of June 30, 2023, fair value of equity and other investments was less than $1 thousand.

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,115,219	$—	$48,157	$1,067,062
Second lien	57,133	—	13,153	43,980
Subordinated	1,047	—	1,046	1
Equity and other(1)	—	—	—	—
Total investments	$1,173,399	$—	$62,356	$1,111,043

(1)As of December 31, 2022, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2023 (1)	$1,134,669	$1,090,527	$44,141	$1	$—
Total gains or losses included in earnings:
Net change in unrealized appreciation	3,599	3,200	399	—	—
Purchases, including capitalized PIK and revolver fundings	21,346	21,346	—	—	—
Proceeds from sales and paydowns of investments	(9,036)	(9,036)	—	—	—
Transfers into Level III (2)	21,398	19,172	2,226	—	—
Transfers out of Level III (2)	(19,014)	(19,014)	—	—	—
Fair value, June 30, 2023 (1)	$1,152,962	$1,106,195	$46,766	$1	$—
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$3,599	3,200	399	—	—

(1)As of March 31, 2023 and June 30, 2023, fair value of equity and other investments was less than $1 thousand.
(2)As of June 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien	Second Lien	Equity and other
Fair value, March 31, 2022 (1)	$988,154	$946,965	$41,189	$—
Total gains or losses included in earnings:
Net realized losses on investments	(606)	(606)	—	—
Net change in unrealized depreciation	(2,529)	(1,790)	(739)	—
Purchases, including capitalized PIK and revolver fundings	122,330	122,330	—	—
Proceeds from sales and paydowns of investments	(61,173)	(61,173)	—	—
Transfers into Level III (2)	49,136	42,685	6,451	—
Transfers out of Level III (2)	(14,122)	(11,122)	(3,000)	—
Fair value, June 30, 2022 (1)	$1,081,190	$1,037,289	$43,901	$—
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(2,799)	(2,060)	(739)	$—

(1)As of March 31, 2022 and June 30, 2022, fair value of equity and other investments was less than $1 thousand.

(2)As of June 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2022 (1)	$1,111,043	$1,067,062	$43,980	$1	$—
Total gains or losses included in earnings:
Net realized losses on investments	(11)	(11)	—	—	—
Net change in unrealized appreciation	5,302	4,613	689	—	—
Purchases, including capitalized PIK and revolver fundings	67,362	67,362	—	—	—
Proceeds from sales and paydowns of investments	(24,015)	(24,015)	—	—	—
Transfers into Level III (2)	2,097	—	2,097	—	—
Transfers out of Level III (2)	(8,816)	(8,816)	—	—	—
Fair value, June 30, 2023 (1)	$1,152,962	$1,106,195	$46,766	$1	$—
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$5,302	$4,613	$689	$—	$—

(1)As of December 31, 2022 and June 30, 2023, fair value of equity and other investments was less than $1 thousand.
(2)As of June 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2022, as well as the portion of appreciation included in income attributable to unrealized appreciation related to those assets and liabilities still held by the Company at June 30, 2022:

	Total	First Lien		Second Lien	Equity and other
Fair value, December 31, 2021(1)	$903,911	$867,102		$36,809	$—
Total gains or losses included in earnings:
Net realized losses on investments	(607)	(607)		—	—
Net change in unrealized depreciation	(2,576)	(1,827)		(749)	—
Purchases, including capitalized PIK and revolver fundings	205,823	201,470		4,353	—
Proceeds from sales and paydowns of investments	(75,393)	(75,393)		—	—
Transfers into Level III (2)	53,032	46,544		6,488	—
Transfers out of Level III (2)	(3,000)	—		(3,000)	—
Fair value, June 30, 2022(1)	$1,081,190	$1,037,289		$43,901	$—
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(2,850)	$(2,101)	—	$(749)	$—

(1)As of December 31, 2021 and June 30, 2022, fair value of equity and other investments was less than $1 thousand.
(2)As of June 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the three and six months ended June 30, 2023 and June 30, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2023 and December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2023 and December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2023 were as follows:

				Range
Type	Fair Value as of June 30, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,101,067	Market & income approach	EBITDA multiple	7.3x	70.0x	18.1x
			Revenue multiple	4.0x	19.5x	9.6x
			Discount rate	8.2%	57.6%	11.0%
	5,128	Other	N/A (2)	N/A	N/A	N/A
Second lien	44,491	Market & income approach	EBITDA multiple	14.0x	22.0x	16.3x
			Discount rate	11.3%	14.2%	12.4%
	2,275	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	1	Market & income approach	EBITDA multiple	19.0x	24.5x	21.8x
			Discount rate	12.7%	12.7%	12.7%
Equity and other (3)	—	Market & income approach	Revenue multiple	9.0x	11.0x	10.0x
			Discount rate	15.0%	15.0%	15.0%
	$1,152,962

(1)Unobservable inputs were weighed by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
(3)As of June 30, 2023, fair value of equity and other investments was less than $1 thousand.
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

The Wells Credit Facility (as defined below) is considered a Level III investment. See Note 6. Borrowings for details.
The following are the principal amount and fair value of the Company’s borrowings as of June 30, 2023 and December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	June 30, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
Wells Credit Facility	$377,000	$372,735	$394,500	$388,181
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
Pursuant to the Investment Management Agreement, during the Company's investment period (the "Investment Period"), which commenced on February 18, 2020 (the "Initial Closing Date") and shall initially continue until the 48-month anniversary of the Initial Closing Date, the base management fee is calculated at an annual blended rate with respect to the Company's Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.70% in the case of Assets Invested equal to or less than $500,000, and (ii) 0.60% in the case of Assets Invested of greater than $500,000, subject, in each case, to the adjustments in the manner set forth in the Investment Management Agreement, as amended. Specifically, the quarterly fee percentage will be subject to reduction throughout the Investment Period with respect to target Assets Invested in the manner set forth in the Investment Management Agreement, as amended. Under the Investment Management Agreement, "Assets Invested" previously meant, as of the end of each quarterly period, the sum of the Company's (i) drawn Capital Commitments, and (ii) outstanding principal on borrowings. The base management fee will be payable quarterly in arrears.
Pursuant to the Second A&R Investment Management Agreement, the management fee shall be calculated at the blended rate until such time that the Company has $1.0 billion of Assets Invested (as modified by the Second A&R Investment Management Agreement). Upon such time, the Management Fee shall be calculated at the Blended Rate, as defined in the Second A&R Investment Management Agreement, and for the avoidance of doubt, based on the greater of the actual Assets Invested as of the end of any quarter and target Assets Invested for the quarter. The Second A&R Investment Management Agreement modified the definition of "Assets Invested" to mean that as of the end of each quarterly period, the sum of the Company's (i) drawn capital commitments, (ii) the aggregate dollar amount of distributions declared to stockholders from net investment income as of the latest declaration date of any such distribution, less any amounts of such distribution received in cash by stockholders, and (iii) outstanding principal on borrowings. Although the term of the Investment Management Agreement would not have expired until September 26, 2024, the Company's board of directors most recently re-approved the Investment Management Agreement on January 24, 2023, by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic, for a period of 12 months commencing on March 1, 2023. As a condition of the SEC's COVID-19 relief, the board of directors ratified its re-approval of the Investment Management Agreement at an in-person meeting held on July 27, 2023.
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in the Company's existing portfolio companies with certain affiliates that are private funds if such private funds did not previously hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC's Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, on August 30, 2022, New Mountain Finance Corporation, an affiliate of the Company and the Investment Adviser, and certain other affiliated applicants, received an Order from the SEC that amended its existing Exemptive Order to permit the Company to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
Note 6. Borrowings
Wells Credit Facility—On December 23, 2020, the Company's wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement among SLF I SPV as the borrower, the Investment Adviser as collateral manager, the Company as equityholder and seller, Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $450,000. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense	$6,826	$2,940	$13,373	$4,959
Non-usage fee	$87	$84	$156	$198
Amortization of financing costs	$222	$221	$441	$440
Weighted average interest rate	7.1%	3.0%	6.9%	2.7%
Effective interest rate	7.5%	3.4%	7.3%	3.0%
Average debt outstanding	$380,505	$382,676	$387,097	$370,213
As of June 30, 2023 and December 31, 2022, the outstanding balance on the Wells Credit Facility was $377,000 and $394,500, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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

Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2023, the Company had unfunded commitments on revolving credit facilities of $58,612, no outstanding bridge financing commitments, and other future funding commitments of $58,592. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $56,169, no outstanding bridge financing commitments, and other future funding commitments of $71,683. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of June 30, 2023 and December 31, 2022.

The Company also had revolving borrowings available under the Wells Credit Facility as of June 30, 2023 and December 31, 2022. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2023 and December 31, 2022, the Company had commitment letters to purchase investments in the aggregate par amount of $5,000 and $27,362, respectively, which could require funding in the future.
Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at $0.001 per share par value.
The following table reflects the distributions declared on the Company's common stock for the six months ended June 30, 2023.

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2023	March 31, 2023	July 20, 2023	$0.3100
June 26, 2023	June 29, 2023	July 20, 2023	0.3200
			$0.6300
The following table reflects the distributions declared on the Company's common stock for the six months ended June 30, 2022.

Date Declared	Record Date	Payment Date	Per Share Amount
March 29, 2022	March 30, 2022	July 20, 2022	$0.2200
June 27, 2022	June 29, 2022	July 20, 2022	0.2338
			$0.4538
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$29,327	$7,596	$54,464	$21,264
Denominator for basic & diluted weighted average share:	77,633,532	70,727,699	77,225,872	70,529,585
Basic & diluted earnings per share:	$0.38	$0.11	$0.71	$0.30

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2023 and June 30, 2022.

	Six Months Ended
	June 30, 2023	June 30, 2022
Per share data: (1)
Net asset value, December 31, 2022 and December 31, 2021, respectively	$10.29	$10.63
Net investment income	0.63	0.46
Net realized and unrealized gains (losses) (2)	0.08	(0.16)
Net increase in net assets resulting from operations	0.71	0.30
Distributions declared to stockholders from net investment income	(0.63)	(0.45)
Net asset value, June 30, 2023 and June 30, 2022, respectively	$10.37	$10.48
Total return (3)	7.02%	2.88%
Shares outstanding at end of period	77,633,532	70,727,699
Average weighted shares outstanding for the period	77,225,872	70,529,585
Average net assets for the period	$795,883	$748,986
Ratio to average net assets:
Net investment income (4)	12.32%	8.70%
Total expenses (4)	4.85%	2.71%

Average debt outstanding — Wells Credit Facility	$387,097	$370,213
Asset coverage ratio	313.56%	282.36%
Portfolio turnover	2.04%	8.85%

Capital Commitments	$690,000	$690,000
Funded Capital Commitments	$690,000	$690,000
% of Capital Commitments funded	100.00%	100.00%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which are based on actual rate per share).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the six months ended June 30, 2023 and June 30, 2022 were $0.00 and $0.01 per share, respectively.
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
Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the years ended December 31, 2022, December 31, 2021 and December 31, 2020. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
Note 13. Subsequent Events
On July 20, 2023, the Company issued 4,748,390 shares of common stock through the Company's DRIP.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of June 30, 2023, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2023 and 2022, the consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 11, 2023

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
Overview
We are a Maryland corporation formed on January 23, 2019. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes, and intend to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $40 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.

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
We are focused on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. Our investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions, to growing businesses in defensive industries that offer attractive risk-adjusted returns. Our differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
We primarily invest in senior secured debt of U.S. sponsor-backed, middle market companies, defined by those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. We focus on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.

Senior secured loans may include traditional first lien loans or unitranche loans. We invest a significant portion of its portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss.

As of June 30, 2023, our top five industry concentrations were software, business services, healthcare, financial services and consumer services.
As of June 30, 2023, our net assets were approximately $805.1 million and our portfolio had a fair value of approximately $1,214.0 million in 97 portfolio companies.
Recent Developments
On July 20, 2023, the Company issued 4,748,390 shares of common stock through the Company's DRIP.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2023.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2023.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2023, we recognized PIK interest from investments of approximately $1.4 million and $2.7 million, respectively. For the three and six months ended June 30, 2022, we recognized PIK interest from investments of approximately $0.9 million and $1.7 million, respectively.

Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2023 and December 31, 2022, no investments were on non-accrual status.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of June 30, 2023:

(in millions)	As of June 30, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	43.7	3.6%	40.7	3.4%
Green	1,182.4	96.4%	1,173.3	96.6%
	$1,226.1	100.0%	$1,214.0	100.0%
As of June 30, 2023, all investments in our portfolio had a Green Risk Rating with the exception of five portfolio companies that had a Yellow Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,214.0 million in 97 portfolio companies at June 30, 2023 and approximately $1,173.4 million in 95 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended
(in millions)	June 30, 2023	June 30, 2022
New investments in 26 and 39 portfolio companies	$53.2	$194.9
Debt repayments in existing portfolio companies	(5.2)	(48.1)
Sales of securities in 4 and 7 companies	(19.0)	(48.3)
Change in unrealized appreciation on 65 and 20 portfolio companies	12.9	1.1
Change in unrealized depreciation on 35 and 76 portfolio companies	(7.2)	(13.5)
Recent Accounting Standards Updates
See Item 1.—Financial Information—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended June 30, 2023 and June 30, 2022
Revenue

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Total interest income	$34,227	$20,649
Fee income	308	1,602
Total investment income	$34,535	$22,251
Our total investment income increased by approximately $12.3 million, or 55%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. For the three months ended June 30, 2023, total investment income of approximately $34.5 million consisted of approximately $32.2 million in cash interest from investments, approximately $1.4 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $0.6 million, and approximately $0.3 million in fee income. The increase in total interest income of approximately $13.6 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to a higher effective interest rate of our portfolio due to higher LIBOR and SOFR rates on our floating rate assets. Fee income during the three months ended June 30, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to a change of control fee received from one of our portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Management fee	$1,913	$1,625
Interest and other financing expenses	7,144	3,255
Administrative expenses	284	249
Professional fees	220	274
Other general and administrative expenses	81	79
Net expenses	$9,642	$5,482
Our total net operating expenses increased by approximately $4.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Our management fee increased by $0.3 million, which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $3.9 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to higher SOFR rates on higher drawn balances on the Wells Credit Facility (as defined below).
Professional fees, administrative expenses and other general and administrative expenses for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 remained flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Net realized losses on investments	$—	$(606)
Net change in unrealized appreciation (depreciation) of investments	4,434	(8,567)
Net realized and unrealized gains (losses)	$4,434	$(9,173)
Our net realized gains and unrealized appreciation resulted in a net gain of approximately $4.4 million for the three months ended June 30, 2023 as compared to the net realized gains and unrealized depreciation resulting in a net loss of approximately $9.2 million for the three months ended June 30, 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended June 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period. The net loss for the three months ended June 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period.

Results of Operations for the Six Months Ended June 30, 2023 and June 30, 2022
Revenue

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Total interest income	$66,424	$39,491
Fee income	1,313	2,880
Total investment income	$67,737	$42,371
Our total investment income increased by approximately $25.4 million, or 60%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, total investment income of approximately $67.7 million consisted of approximately $62.4 million in cash interest from investments, approximately $2.7 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $1.3 million, and approximately $1.3 million in fee income. The increase in total interest income of approximately $26.9 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to a higher effective interest rate of our portfolio due to higher LIBOR and SOFR rates on our floating rate assets. Fee income during the six months ended June 30, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from eight different portfolio companies and a change of control fee received from one of our portfolio companies.
Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Management fee	$3,842	$3,250
Interest and other financing expenses	13,989	5,617
Administrative expenses	582	514
Professional fees	514	547
Other general and administrative expenses	198	147
Net expenses	$19,125	$10,075
Our total net operating expenses increased by approximately $9.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Our management fee increased by $0.6 million, which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $8.4 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to higher SOFR rates on higher drawn balances on the Wells Credit Facility (as defined below).
Professional fees, administrative expenses and other general and administrative expenses for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 remained flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Net realized gains on investments	$119	$1,398
Net change in unrealized appreciation (depreciation) of investments	5,733	(12,430)
Net realized and unrealized gains (losses)	$5,852	$(11,032)
Our net realized gains and unrealized appreciation resulted in a net gain of approximately $5.9 million for the six months ended June 30, 2023 as compared to the net realized gains and unrealized depreciation resulting in a net loss of approximately $11.0 million for the six months ended June 30, 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the six months ended June 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period. The net loss for the six months ended June 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period.

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
The Investment Adviser, as the initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% . In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2023, our asset coverage ratio was 313.56%.
On June 30, 2023 and December 31, 2022, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2023	December 31, 2022
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At June 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $18.2 million and $16.0 million, respectively. Our cash provided by (used in) operating activities for the six months ended June 30, 2023 and June 30, 2022, were approximately $19.7 million and $(93.0) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2023 and December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $117.2 million and $127.9 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2023 and December 31, 2022, we had commitment letters to purchase investments in the aggregate par amount of $5.0 million and $27.4 million, respectively, which could require funding in the future. As of June 30, 2023 and December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
Wells Credit Facility—On December 23, 2020, our wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement among SLF I SPV as the borrower, the Investment Adviser as collateral manager, us as equityholder and seller, Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian and each of the lenders from time to time party thereto (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on December 23, 2025 and has a maximum facility amount of $450.0 million. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
As of the most recent amendment on April 28, 2023 (the "Second Amendment to the Loan and Security Agreement") , the Wells Credit Facility bears interest at a rate of SOFR plus 1.70% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. Prior to the amendment on April 28, 2023, from June 29, 2021 to April 27, 2023, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
As of June 30, 2023 and December 31, 2022, the outstanding balance on the Wells Credit Facility was $377.0 million and $394.5 million, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2023 and June 30, 2022.
Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$377.0	$—	$377.0	$—	$—

(1)Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($377.0 million as of June 30, 2023) must be repaid on or before December 23, 2025. As of June 30, 2023, there was approximately $73.0 million of possible capacity remaining under the Wells Credit Facility. See "Item 1.—Financial Statements—Note 6. Borrowings", for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared for the six months ended June 30, 2023 and June 30, 2022 totaled approximately $48.9 million and $32.1 million, respectively.
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
We maintain an "opt out" dividend reinvestment plan, as amended from time to time (the "DRIP"), on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. On August 16, 2022, the board of directors amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the six months ended June 30, 2023 and June 30, 2022, we issued 3,883,500 and 2,988,215 shares through the DRIP, respectively. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies for additional details regarding our dividend reinvestment plan.
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
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2023, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of June 30, 2023, approximately 99.9% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 0.1% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2023. Interest expense is calculated based on the terms of our Wells Credit Facility. For our floating rate credit facility, we use the outstanding balance as of June 30, 2023. This analysis does not take into account the impact of other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.98)%
Base Interest Rate	—%
+100 Basis Points	7.92%
+200 Basis Points	15.85%
+300 Basis Points	23.77%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc and its consolidated subsidiaries.

Item 1.    Legal Proceedings
We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2023. From time to time, we or our consolidated subsidiary be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2023 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than those set forth below.
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
Some of our debt investments may have less restrictive covenant terms that provide us with fewer protections, called "covenant-lite" loans, that generally provide for fewer financial covenants on the borrower. In particular, borrowers under such covenant-lite loans may have greater flexibility in how they manage their financial condition. As a result, we may face challenges in recovering on such covenant-lite loans, to the extent they go into distress, and may lack options that would normally be available to us as a lender under more traditional debt structures

The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.

LIBOR, the London Interbank Offered Rate, is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial
Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.

In the United States, the Secured Overnight Financing Rate (“SOFR”) is the preferred alternative rate for LIBOR.
SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each
U.S. Government Securities Business Day, for transactions made on the immediately preceding US. Government Securities
Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.

Substantially all of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate (“CME Term
SOFR”). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
a.On June 27, 2023, our board of directors appointed Barbara Daniel to serve as a director, effective July 1, 2023. Our board of directors also appointed Ms. Daniel to serve on the Audit Committee, Valuation Committee, and Nominating Committee of the board of directors. Our board of directors further determined that Ms. Daniel is not an "interested person" under Section 2(a)(19) of the 1940 Act, and thus will be an independent director.
b.None.
c.For the period covered by this Quarterly Report on Form 10-Q, no director or officer has entered into any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1	Form of Articles of Amendment and Restatement(1)
3.2	Form of Bylaws(1)
4.1	Form of Subscription Agreement(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Previously filed in connection with NMF Senior Loan Fund I, Inc.'s (now known as NMF SLF I, Inc.) Registration Statement on Form 10 (File No. 000-56123) filed on November 22, 2019.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2023.

NMF SLF I, Inc.
By:	/s/ JOHN R. KLINE
John R. Kline President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board of Directors
By:	/s/ LAURA C. HOLSON
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), and Chief Operating Officer, and Treasurer