Form 10-Q
period 2023-09-30
NMF SLF I, Inc.
filed 2023-11-14
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices, telephone number and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
000-56123	NMF SLF I, Inc. 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Maryland	83-3291673
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of November 14, 2023 was 82,381,922. As of September 30, 2023, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,237,106 and $1,191,246, respectively)	$1,230,366	$1,173,399
Cash and cash equivalents	17,469	16,012
Interest receivable	8,376	6,833
Other assets	268	328
Total assets	$1,256,479	$1,196,572
Liabilities
Borrowings
Wells Credit Facility	$360,300	$394,500
Deferred financing costs (net of accumulated amortization of $2,640 and $1,975, respectively)	(1,990)	(2,644)
Net borrowings	358,310	391,856
Distribution payable	27,268	40,489
Payable for unsettled securities purchased	5,602	—
Interest payable	2,286	2,181
Management fee payable	1,952	1,878
Payable to affiliates	64	160
Accrued organizational and offering expenses	—	61
Other liabilities	870	872
Total liabilities	396,352	437,497
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value 0.001, 500,000,000 shares authorized, 82,381,922 and 73,750,032 shares issued and outstanding, respectively	82	74
Paid in capital in excess of par	860,861	771,472
Accumulated undistributed earnings	(816)	(12,471)
Total net assets	$860,127	$759,075
Total liabilities and net assets	$1,256,479	$1,196,572
Net asset value per share	$10.44	$10.29
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$35,251	$24,434	$98,972	$62,237
PIK interest income	1,663	1,039	4,366	2,727
Fee income	788	942	2,101	3,822
Total investment income	37,702	26,415	105,439	68,786
Expenses
Interest and other financing expenses	7,209	4,940	21,198	10,557
Management fee	1,952	1,887	5,794	5,137
Administrative expenses	280	263	862	777
Professional fees	224	232	738	779
Other general and administrative expenses	116	74	314	221
Total expenses	9,781	7,396	28,906	17,471
Net investment income	27,921	19,019	76,533	51,315
Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	72	(138)	191	1,260
Net change in unrealized appreciation (depreciation) of investments	5,374	(7,948)	11,107	(20,378)
Net realized and unrealized gains (losses)	5,446	(8,086)	11,298	(19,118)
Net increase in net assets resulting from operations	$33,367	$10,933	$87,831	$32,197
Earnings per share (basic & diluted)	$0.41	$0.15	$1.12	$0.45
Weighted average shares of common stock outstanding - basic & diluted (See Note 10)	81,401,276	73,125,855	78,632,968	71,404,519

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$27,921	$19,019	$76,533	$51,315
Net realized gains (losses) on investments	72	(138)	191	1,260
Net change in unrealized appreciation (depreciation) of investments	5,374	(7,948)	11,107	(20,378)
Net increase in net assets resulting from operations	33,367	10,933	87,831	32,197
Capital transactions
Distributions declared to stockholders from net investment income	(27,268)	(18,659)	(76,177)	(50,755)
Reinvestment of distributions	48,909	32,096	89,398	64,117
Total net increase in net assets resulting from capital transactions	21,641	13,437	13,221	13,362
Net increase (decrease) in net assets	55,008	24,370	101,052	45,559
Net assets at the beginning of the period	805,119	741,288	759,075	720,099
Net assets at the end of the period	$860,127	$765,658	$860,127	$765,658

Capital share activity
Shares issued from the reinvestment of distributions	4,748,390	3,022,333	8,631,890	6,010,548

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$87,831	$32,197
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gains on investments	(191)	(1,260)
Net change in unrealized (appreciation) depreciation of investments	(11,107)	20,378
Amortization of purchase discount	(2,722)	(3,802)
Amortization of deferred financing costs	665	664
Non-cash investment income	(4,154)	(2,771)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(90,783)	(260,330)
Proceeds from sales and paydowns of investments	54,337	155,718
Cash paid for purchase of drawn portion of revolving credit facilities	(140)	(34)
Cash paid on drawn revolving credit facilities	(23,726)	(22,071)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	64	141
Cash repayments on drawn revolvers	21,456	18,137
Interest receivable	(1,543)	259
Receivable from affiliate	—	(6)
Other assets	59	9
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	5,602	(26,310)
Interest payable	105	981
Management fee payable	74	427
Accrued organizational and offering expenses	(61)	—
Payable to affiliates	(96)	(114)
Other liabilities	(6)	443
Net cash flows provided by (used in) operating activities	35,664	(87,344)
Cash flows from financing activities
Proceeds from Wells Credit Facility	40,000	203,000
Repayment of Wells Credit Facility	(74,200)	(120,000)
Deferred financing costs paid	(7)	(6)
Net cash flows (used in) provided by financing activities	(34,207)	82,994
Net increase (decrease) in cash and cash equivalents	1,457	(4,350)
Cash and cash equivalents at the beginning of the period	16,012	21,426
Cash and cash equivalents at the end of the period	$17,469	$17,076

Supplemental disclosure of cash flow information
Cash interest paid	$20,148	$8,626
Non-cash financing activities:
Distribution declared and payable	27,268	18,659
Value of shares issued in connection with reinvestment of distributions	89,398	64,117
Accrual for deferred financing costs	4	—
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Zone Climate Services, Inc.
Business Services	First lien (2)(3)	SOFR(M)	4.75%	10.23%	03/2022	03/2028	$27,752	$27,524	$27,691
	First lien (3)(4) - Drawn	P(Q)	3.75%	11.39%	03/2022	03/2028	3,551	3,528	3,543
							31,303	31,052	31,234	3.63%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)	SOFR(Q)	5.75%	11.26%	12/2020	10/2027	18,350	18,262	18,350
	First lien (3)	SOFR(S)	5.75%	10.78%	08/2021	10/2027	5,850	5,839	5,850
	First lien (3)	SOFR(S)	5.75%	10.67%	06/2021	10/2027	4,923	4,906	4,923
	First lien (3)(4) - Drawn	SOFR(Q)	5.75%	10.72%	05/2022	10/2027	1,898	1,895	1,898
							31,021	30,902	31,021	3.61%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (2)(3)	SOFR(M)	5.50%	10.92%	11/2020	11/2028	23,488	23,385	23,488
	First lien (3)	SOFR(M)	5.50%	10.92%	11/2020	11/2028	6,631	6,593	6,631
							30,119	29,978	30,119	3.50%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	SOFR(Q)	5.75%	11.29%	02/2020	05/2026	24,166	24,095	24,166
	First lien (3)	SOFR(Q)	5.75%	11.29%	02/2020	05/2026	5,717	5,697	5,717
							29,883	29,792	29,883	3.47%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)	SOFR(Q)	5.50%	11.04%	10/2020	11/2027	19,484	19,295	19,387
	First lien (3)	SOFR(Q)	5.50%	11.04%	11/2021	11/2027	10,371	10,288	10,319
							29,855	29,583	29,706	3.45%
Associations, Inc.
Business Services	First lien (2)(3)	SOFR(Q)*	4.00% + 2.50%/PIK	12.03%	07/2021	07/2027	15,206	15,160	15,206
	First lien (3)	SOFR(Q)*	4.00% + 2.50%/PIK	12.17%	07/2021	07/2027	3,741	3,729	3,741
	First lien (3)	SOFR(Q)*	4.00% + 2.50%/PIK	12.14%	07/2021	07/2027	3,741	3,729	3,741
	First lien (3)	SOFR(Q)*	4.00% + 2.50%/PIK	12.13%	07/2021	07/2027	2,259	2,252	2,259
	First lien (3)	SOFR(Q)*	4.00% + 2.50%/PIK	12.05%	07/2021	07/2027	1,797	1,791	1,797
							26,744	26,661	26,744	3.11%
Syndigo LLC
Software	First lien (2)	SOFR(M)	4.50%	9.93%	12/2020	12/2027	23,562	23,232	22,090
	Second Lien (3)	SOFR(Q)	8.00%	13.67%	12/2020	12/2028	4,000	3,977	3,849
							27,562	27,209	25,939	3.02%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Diligent Corporation
Software	First lien (2)(3)	SOFR(Q)	6.25%	11.77%	08/2020	08/2025	$14,634	$14,558	$14,268
	First lien (2)(3)	SOFR(Q)	5.75%	11.27%	03/2021	08/2025	5,539	5,526	5,378
	First lien (2)(3)	SOFR(Q)	5.75%	11.27%	03/2021	08/2025	3,089	3,082	2,999
	First lien (3)	SOFR(Q)	6.25%	11.77%	08/2020	08/2025	1,224	1,218	1,189
	First lien (3)(4) - Drawn	SOFR(Q)	6.25%	11.77%	08/2020	08/2025	971	980	947
	First lien (3)	SOFR(Q)	6.25%	11.77%	08/2020	08/2025	772	768	753
							26,229	26,132	25,534	2.97%
iCIMS, Inc.
Software	First lien (2)	SOFR(Q)*	3.38% + 3.88%/PIK	12.63%	08/2022	08/2028	20,229	20,085	20,027
	First lien	SOFR(Q)	7.25%	12.63%	10/2022	08/2028	5,126	5,086	5,074
	First lien (4) - Drawn	SOFR(Q)	6.75%	12.14%	08/2022	08/2028	312	313	309
							25,667	25,484	25,410	2.94%
OA Buyer, Inc.
Healthcare	First lien (2)(3)	SOFR(M)	5.50%	10.82%	12/2021	12/2028	23,460	23,273	23,460
	First lien (2)(3)	SOFR(M)	5.50%	10.82%	05/2022	12/2028	1,485	1,473	1,485
							24,945	24,746	24,945	2.90%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(3)	SOFR(M)	5.50%	10.92%	12/2020	12/2026	17,613	17,506	17,489
	First lien (3)	SOFR(M)	5.50%	10.92%	12/2020	12/2026	5,331	5,297	5,294
	First lien (3)(4) - Drawn	SOFR(M)	5.50%	10.92%	01/2022	12/2026	2,034	2,021	2,020
							24,978	24,824	24,803	2.88%
Diamondback Acquisition, Inc.
Software	First lien (2)(3)	SOFR(M)	5.50%	10.92%	09/2021	09/2028	24,885	24,696	23,536	2.74%
Anaplan, Inc.
Software	First lien (2)(3)	SOFR(M)	6.50%	11.82%	06/2022	06/2029	22,941	22,743	22,941	2.67%
IG Investments Holdings, LLC
Business Services	First lien (2)(3)	SOFR(Q)	6.00%	11.45%	09/2021	09/2028	22,965	22,789	22,660	2.63%
PDQ.com Corporation
Software	First lien (3)	SOFR(Q)	4.75%	10.24%	09/2021	08/2027	13,259	13,212	13,218
	First lien (3)	SOFR(Q)	4.75%	10.24%	09/2021	08/2027	9,083	9,051	9,055
							22,342	22,263	22,273	2.59%
KWOR Acquisition, Inc.
Business Services	First lien (2)(3)	SOFR(M)	5.25%	10.67%	12/2021	12/2028	20,557	20,434	20,557
	First lien (3)(4) - Drawn	P(Q)	4.25%	12.75%	12/2021	12/2027	1,584	1,578	1,584
							22,141	22,012	22,141	2.57%
AAH Topco, LLC
Consumer Services	First lien (2)(3)	SOFR(M)	5.50%	10.92%	12/2021	12/2027	11,666	11,578	11,526
	First lien (3)(4) - Drawn	SOFR(M)	5.50%	10.92%	12/2021	12/2027	10,667	10,589	10,539
							22,333	22,167	22,065	2.57%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Thermostat Purchaser III, Inc.
Business Services	First lien (2)(3)	SOFR(Q)	4.50%	10.07%	08/2021	08/2028	$18,713	$18,677	$18,535
	First lien (3)	SOFR(Q)	4.50%	10.07%	08/2021	08/2028	3,366	3,356	3,334
							22,079	22,033	21,869	2.54%
CCBlue Bidco, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)*	3.50% + 2.75%/PIK	11.75%	12/2021	12/2028	21,264	21,105	20,286
	First lien (3)	SOFR(Q)*	3.50% + 2.75%/PIK	11.75%	12/2021	12/2028	1,105	1,103	1,054
							22,369	22,208	21,340	2.48%
Eisner Advisory Group LLC
Financial Services	First lien (2)	SOFR(M)	5.25%	10.68%	08/2021	07/2028	19,505	19,405	19,517
	First lien	SOFR(M)	5.25%	10.68%	08/2021	07/2028	1,650	1,644	1,651
							21,155	21,049	21,168	2.46%
Notorious Topco, LLC
Consumer Products	First lien (2)(3)	SOFR(Q)	6.75%	12.27%	11/2021	11/2027	20,893	20,776	19,253
	First lien (3)(4) - Drawn	SOFR(Q)	6.75%	12.27%	11/2021	11/2027	1,821	1,804	1,678
	First lien (3)(4) - Drawn	SOFR(Q)	6.75%	12.27%	11/2021	05/2027	123	126	113
							22,837	22,706	21,044	2.45%
Avalara, Inc.
Software	First lien (3)	SOFR(Q)	7.25%	12.64%	10/2022	10/2028	20,012	19,791	20,012	2.33%
Recorded Future, Inc.
Software	First lien (2)(3)	SOFR(S)	5.25%	10.69%	12/2021	07/2025	7,369	7,349	7,369
	First lien (2)(3)	SOFR(S)	5.25%	10.69%	08/2020	07/2025	5,715	5,691	5,715
	First lien (3)	SOFR(S)	5.25%	10.69%	08/2020	07/2025	4,073	4,044	4,073
	First lien (2)(3)	SOFR(S)	5.25%	10.69%	01/2022	07/2025	2,473	2,463	2,473
							19,630	19,547	19,630	2.28%
DECA Dental Holdings LLC
Healthcare	First lien (2)(3)	SOFR(Q)	5.75%	11.24%	08/2021	08/2028	16,734	16,608	16,226
	First lien (3)	SOFR(Q)	5.75%	11.24%	08/2021	08/2028	1,762	1,758	1,708
	First lien (3)(4) - Drawn	SOFR(Q)	5.75%	11.24%	08/2021	08/2027	899	894	871
							19,395	19,260	18,805	2.19%
Acutane Inc. (fka Stamps.com Inc.)
Software	First lien (2)(3)	SOFR(M)	5.75%	11.17%	10/2021	10/2028	11,545	11,456	11,355
	First lien (2)(3)	SOFR(M)	5.75%	11.17%	12/2021	10/2028	7,256	7,199	7,136
							18,801	18,655	18,491	2.15%
GraphPAD Software, LLC
Healthcare	First lien (2)(3)	SOFR(S)	5.50%	11.22%	12/2021	04/2027	9,128	9,096	9,004
	First lien (2)(3)	L(S)	5.50%	10.87%	04/2021	04/2027	6,843	6,820	6,749
	First lien (2)(3)	SOFR(S)	5.50%	11.22%	10/2021	04/2027	1,052	1,048	1,038
	First lien (3)(4) - Drawn	P(Q)	5.00%	13.50%	04/2021	04/2027	500	500	493
							17,523	17,464	17,284	2.01%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First lien (2)(3)	SOFR(Q)	5.50%	11.04%	10/2021	10/2028	$12,185	$12,091	$12,051
	First lien (3)	SOFR(Q)	5.50%	11.04%	10/2021	10/2028	4,906	4,873	4,852
	First lien (3)(4) - Drawn	SOFR(Q)	5.50%	10.99%	06/2022	10/2028	188	187	186
	First lien (3)	SOFR(Q)	5.50%	10.99%	10/2021	10/2028	49	44	48
							17,328	17,195	17,137	1.99%
MRI Software LLC
Software	First lien (2)(3)	SOFR(Q)	5.50%	10.99%	01/2020	02/2026	10,833	10,808	10,729
	First lien (2)(3)	SOFR(Q)	5.50%	10.99%	03/2021	02/2026	3,072	3,068	3,043
	First lien (3)	SOFR(Q)	5.50%	10.99%	03/2021	02/2026	2,874	2,869	2,847
	First lien (3)	SOFR(Q)	5.50%	10.99%	01/2020	02/2026	313	312	310
							17,092	17,057	16,929	1.97%
Project Essential Bidco, Inc.
Software	First lien (2)(3)	SOFR(Q)*	3.00% + 3.25%/PIK	11.78%	04/2021	04/2028	17,250	17,143	16,736	1.95%
Granicus, Inc.
Software	First lien (2)(3)	SOFR(Q)*	5.50% + 1.50%/PIK	12.47%	01/2021	01/2027	10,667	10,618	10,667
	First lien (3)	SOFR(Q)*	5.50% + 1.50%/PIK	12.47%	01/2021	01/2027	2,987	2,973	2,987
	First lien (3)	SOFR(Q)	6.00%	11.47%	04/2021	01/2027	2,277	2,262	2,277
	First lien (3)(4) - Drawn	SOFR(Q)	6.50%	11.96%	01/2021	01/2027	555	555	555
							16,486	16,408	16,486	1.92%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(3)	SOFR(Q)	5.75%	11.29%	12/2021	12/2027	8,962	8,894	8,813
	First lien (3)	SOFR(Q)	5.75%	11.31%	12/2021	12/2027	3,008	2,986	2,958
	First lien (3)	SOFR(Q)	5.75%	11.29%	12/2021	12/2027	2,989	2,967	2,940
	First lien (3)(4) - Drawn	SOFR(Q)	6.00%	11.54%	07/2022	12/2027	1,406	1,395	1,395
	First lien (3)(4) - Drawn	SOFR(M)	5.75%	11.22%	12/2021	12/2027	122	124	120
							16,487	16,366	16,226	1.89%
Foreside Financial Group, LLC
Business Services	First lien (2)(3)	SOFR(Q)	5.25%	10.82%	05/2022	09/2027	14,790	14,673	14,790
	First lien (3)	SOFR(Q)	5.25%	10.82%	05/2022	09/2027	1,088	1,087	1,088
	First lien (3)(4) - Drawn	SOFR(Q)	5.25%	10.79%	05/2022	09/2027	254	254	254
							16,132	16,014	16,132	1.88%
Ocala Bidco, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)*	3.50% + 2.75%/PIK	11.89%	12/2021	11/2028	15,962	15,810	15,943	1.85%
Pioneer Topco I, L.P. (6)
Pioneer Buyer I, LLC
Software	First lien (3)	SOFR(Q)*	7.00%/PIK	12.39%	11/2021	11/2028	13,621	13,534	13,621
	First lien (3)	SOFR(Q)*	7.00%/PIK	12.39%	03/2022	11/2028	1,867	1,854	1,867
							15,488	15,388	15,488	1.80%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foundational Education Group, Inc.
Education	First lien (2)	SOFR(Q)	4.25%	9.88%	08/2021	08/2028	$9,309	$9,274	$8,844
	Second Lien (2)(3)	SOFR(Q)	6.50%	12.13%	08/2021	08/2029	6,488	6,462	6,335
							15,797	15,736	15,179	1.76%
Kaseya Inc.
Software	First lien (2)(3)	SOFR(Q)*	3.75% + 2.50%/PIK	11.62%	06/2022	06/2029	14,694	14,599	14,694
	First lien (3)(4) - Drawn	SOFR(M)*	3.75% + 2.50%/PIK	11.57%	06/2022	06/2029	225	225	225
	First lien (3)(4) - Drawn	SOFR(Q)*	3.75% + 2.50%/PIK	11.62%	06/2022	06/2029	55	61	55
							14,974	14,885	14,974	1.74%
Oranje Holdco, Inc.
Education	First lien (3)	SOFR(Q)	7.75%	13.12%	01/2023	02/2029	14,453	14,287	14,453	1.68%
RealPage, Inc.
Software	Second Lien	SOFR(M)	6.50%	11.93%	02/2021	04/2029	13,612	13,534	13,684	1.59%
Coupa Holdings, LLC
Software	First lien (2)(3)	SOFR(M)	7.50%	12.82%	02/2023	02/2030	13,366	13,209	13,366	1.55%
Businessolver.com, Inc.
Software	First lien (2)(3)	SOFR(Q)	5.50%	10.99%	12/2021	12/2027	12,360	12,314	12,360
	First lien (3)(4) - Drawn	SOFR(Q)	5.50%	10.99%	12/2021	12/2027	287	286	287
							12,647	12,600	12,647	1.47%
CentralSquare Technologies, LLC
Software	First lien (2)	SOFR(Q)	3.75%	9.29%	04/2020	08/2025	13,268	12,318	12,616	1.47%
Relativity ODA LLC
Software	First lien (3)	SOFR(M)	6.50%	11.92%	05/2021	05/2027	12,414	12,327	12,414	1.44%
Nielsen Consumer, Inc.**
Business Services	First lien (2)	SOFR(M)	6.25%	11.57%	09/2023	03/2028	12,169	11,402	11,990	1.39%
OB Hospitalist Group, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)	5.50%	11.04%	09/2021	09/2027	11,249	11,168	10,895
	First lien (3)(4) - Drawn	SOFR(M)	5.50%	10.92%	09/2021	09/2027	673	671	652
							11,922	11,839	11,547	1.34%
DOCS, MSO, LLC
Healthcare	First lien (2)(3)	SOFR(M)	5.75%	11.18%	06/2022	06/2028	11,477	11,477	11,296	1.31%
Daxko Acquisition Corporation
Software	First lien (2)(3)	SOFR(M)	5.50%	10.92%	10/2021	10/2028	10,361	10,281	10,185
	First lien (3)	SOFR(M)	5.50%	10.92%	10/2021	10/2028	873	868	858
	First lien (3)(4) - Drawn	P(Q)	4.50%	13.00%	10/2021	10/2027	98	99	96
							11,332	11,248	11,139	1.30%
Bullhorn, Inc.
Software	First lien (2)(3)	SOFR(Q)	5.75%	11.24%	09/2020	09/2026	9,580	9,541	9,580
	First lien (3)	SOFR(Q)	5.75%	11.24%	09/2020	09/2026	1,222	1,220	1,222
							10,802	10,761	10,802	1.26%
Snap One Holdings Corp.**
Distribution & Logistics	First lien (2)	SOFR(Q)	4.50%	10.04%	11/2021	12/2028	11,010	10,967	10,698	1.24%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CFS Management, LLC
Healthcare	First lien (2)(3)	SOFR(Q)*	6.25% + 0.75%/PIK	12.65%	09/2021	07/2024	$8,644	$8,629	$7,654
	First lien (3)	SOFR(Q)*	6.25% + 0.75%/PIK	12.65%	09/2021	07/2024	3,299	3,294	2,921
							11,943	11,923	10,575	1.23%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First lien (2)(3)	SOFR(M)	5.25%	10.57%	05/2022	05/2029	10,026	9,941	10,026	1.17%
RXB Holdings, Inc.
Healthcare	First lien (2)(3)	SOFR(M)	4.50%	9.95%	07/2021	12/2027	6,302	6,291	6,302
	First lien (2)(3)	SOFR(M)	5.25%	10.57%	06/2023	12/2027	3,416	3,334	3,416
							9,718	9,625	9,718	1.13%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(3)	SOFR(M)	6.00%	11.42%	04/2022	08/2028	7,140	7,095	7,140
	First lien (3)	SOFR(M)	6.00%	11.42%	04/2022	08/2028	2,494	2,541	2,494
	First lien (3)(4) - Drawn	SOFR(M)	6.00%	11.42%	08/2021	08/2028	53	52	53
							9,687	9,688	9,687	1.13%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second Lien (2)(3)	SOFR(M)	6.75%	12.18%	11/2021	12/2029	10,000	9,958	9,649	1.12%
Infogain Corporation
Business Services	First lien (2)(3)	SOFR(M)	5.75%	11.17%	07/2021	07/2028	6,055	6,021	6,055
	First lien (2)(3)	SOFR(M)	5.75%	11.17%	07/2022	07/2028	3,558	3,528	3,558
	Subordinated (3)	SOFR(Q)	8.25%	13.74%	07/2022	07/2029	1	1	1
							9,614	9,550	9,614	1.12%
Xactly Corporation
Software	First lien (3)	SOFR(Q)	7.25%	12.77%	06/2020	07/2025	9,449	9,244	9,449	1.10%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)	SOFR(M)	6.75%	12.07%	09/2022	10/2029	9,127	9,005	9,127	1.06%
ACI Group Holdings, Inc.
Healthcare	First lien (2)(3)	SOFR(M)	5.50%	10.92%	08/2021	08/2028	7,386	7,331	7,227
	First lien (3)	SOFR(M)	5.50%	10.92%	08/2021	08/2028	1,309	1,305	1,281
	First lien (3)(4) - Drawn	SOFR(M)	5.50%	10.92%	08/2021	08/2028	295	287	289
							8,990	8,923	8,797	1.02%
NMC Crimson Holdings, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)	6.09%	11.49%	03/2021	03/2028	7,401	7,323	7,266
	First lien (3)(4) - Drawn	SOFR(Q)	6.09%	11.64%	03/2021	03/2028	1,535	1,530	1,507
							8,936	8,853	8,773	1.02%
Sierra Enterprises, LLC
Food & Beverage	First lien (3)	SOFR(Q)*	2.50% + 4.25%/PIK	12.12%	07/2023	05/2027	9,419	7,821	8,731	1.02%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DCA Investment Holding, LLC
Healthcare	First lien (2)(3)	SOFR(Q)	6.41%	11.80%	03/2021	04/2028	$6,294	$6,261	$6,105
	First lien (3)	SOFR(Q)	6.41%	11.80%	03/2021	04/2028	1,049	1,045	1,017
	First lien (3)(4) - Drawn	SOFR(Q)	6.50%	11.89%	12/2022	04/2028	925	912	900
	First lien (3)	SOFR(Q)	6.41%	11.80%	03/2021	04/2028	521	517	505
							8,789	8,735	8,527	0.99%
OEConnection LLC
Software	Second Lien (2)(3)	SOFR(M)	7.00%	12.42%	12/2021	09/2027	7,360	7,305	7,360	0.86%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(3)	SOFR(M)	5.75%	11.07%	12/2021	12/2028	5,134	5,093	5,065
	First lien (3)	SOFR(M)	5.75%	11.07%	12/2021	12/2028	2,013	2,001	1,986
	First lien (3)(4) - Drawn	SOFR(M)	5.75%	11.07%	12/2021	12/2028	147	150	145
							7,294	7,244	7,196	0.84%
Maverick Bidco Inc.
Software	Second Lien (3)	SOFR(Q)	6.75%	12.27%	04/2021	05/2029	6,800	6,785	6,633	0.77%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	SOFR(Q)	6.00%	11.52%	03/2020	02/2026	5,333	5,320	5,333
	First lien (2)(3)	SOFR(Q)	8.00%	13.57%	10/2020	08/2026	960	954	960
	First lien (3)(4) - Drawn	SOFR(Q)	6.00%	11.50%	03/2020	02/2025	276	276	276
							6,569	6,550	6,569	0.76%
CommerceHub, Inc.
Software	First lien (3)	SOFR(Q)	6.25%	11.77%	06/2023	12/2027	6,069	5,701	6,069	0.71%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(3)	L(S)	5.25%	10.62%	06/2021	06/2027	4,966	4,932	4,966
	First lien (3)(4) - Drawn	SOFR(S)	5.75%	11.27%	06/2021	06/2027	999	992	999
							5,965	5,924	5,965	0.69%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(3)	SOFR(M)	5.25%	10.68%	02/2020	02/2026	5,780	5,767	5,780	0.67%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(3)	SOFR(Q)*	6.75% + 2.00%/PIK	14.14%	07/2021	07/2027	5,448	5,407	5,160
	First lien (3)(4) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	14.07%	07/2021	07/2026	605	602	573
							6,053	6,009	5,733	0.67%
Therapy Brands Holdings LLC
Software	Second Lien (2)(3)	SOFR(M)	6.75%	12.18%	05/2021	05/2029	6,000	5,970	5,716	0.66%
KPSKY Acquisition Inc.
Business Services	First lien (2)(3)	SOFR(Q)	5.25%	10.72%	10/2021	10/2028	4,349	4,315	4,349
	First lien (3)	SOFR(Q)	5.25%	10.63%	10/2021	10/2028	498	495	498
	First lien (3)(4) - Drawn	SOFR(Q)	5.25%	10.71%	06/2022	10/2028	530	525	529
							5,377	5,335	5,376	0.63%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DS Admiral Bidco, LLC
Software	First lien (3)	SOFR(Q)	7.00%	12.39%	12/2022	03/2028	$4,869	$4,802	$4,869	0.57%
eResearchTechnology, Inc.
Healthcare	First lien (2)	SOFR(M)	4.50%	9.93%	01/2021	02/2027	4,874	4,874	4,787	0.56%
Safety Borrower Holdings LLC
Software	First lien (2)(3)	L(S)	5.25%	10.95%	09/2021	09/2027	3,678	3,665	3,678
	First lien (3)	L(S)	5.25%	10.95%	09/2021	09/2027	821	819	821
	First lien (3)(4) - Drawn	P(Q)	4.25%	12.75%	09/2021	09/2027	166	166	166
							4,665	4,650	4,665	0.54%
Community Brands ParentCo, LLC
Software	First lien (2)(3)	SOFR(Q)	5.50%	11.02%	02/2022	02/2028	4,621	4,585	4,507	0.52%
USRP Holdings, Inc.
Business Services	First lien (2)(3)	SOFR(Q)	5.75%	11.29%	07/2021	07/2027	3,624	3,599	3,624
	First lien (3)	SOFR(Q)	5.75%	11.29%	07/2021	07/2027	472	469	472
	First lien (3)(4) - Drawn	SOFR(Q)	5.75%	11.29%	07/2023	07/2027	218	237	218
							4,314	4,305	4,314	0.50%
TigerConnect, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)*	3.38% + 3.38%/PIK	12.27%	02/2022	02/2028	4,223	4,190	4,158
	First lien (2)(3)(4) - Drawn	SOFR(Q)*	3.38% + 3.38%/PIK	12.27%	02/2022	02/2028	154	154	151
							4,377	4,344	4,309	0.50%
Sun Acquirer Corp.
Consumer Services	First lien (2)(3)	SOFR(M)	5.75%	11.18%	09/2021	09/2028	2,571	2,553	2,514
	First lien (3)	SOFR(M)	5.75%	11.18%	09/2021	09/2028	1,816	1,798	1,776
							4,387	4,351	4,290	0.50%
Calabrio, Inc.
Software	First lien (3)	SOFR(M)	7.13%	12.44%	04/2021	04/2027	3,986	3,967	3,887
	First lien (3)(4) - Drawn	SOFR(M)	7.13%	12.45%	04/2021	04/2027	274	274	267
							4,260	4,241	4,154	0.48%
Bluefin Holding, LLC
Software	First lien (2)	SOFR(S)	7.25%	12.72%	09/2023	09/2029	4,128	4,077	4,076	0.47%
Affinipay Midco, LLC
Software	First lien (2)(3)	SOFR(S)	5.50%	10.39%	07/2022	06/2028	4,056	4,022	4,056	0.47%
Appriss Health, LLC
Healthcare	First lien (3)	SOFR(Q)	6.75%	12.23%	05/2021	05/2027	4,032	4,005	4,032	0.47%
Convey Health Solutions, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)	5.25%	10.74%	02/2022	09/2026	4,499	4,453	3,969	0.46%
Radwell Parent, LLC
Distribution & Logistics	First lien (3)	SOFR(Q)	6.75%	12.14%	11/2022	04/2029	3,727	3,676	3,727
	First lien (3)(4) - Drawn	SOFR(Q)	6.75%	12.14%	11/2022	04/2028	56	56	56
							3,783	3,732	3,783	0.44%
STATS Intermediate Holdings, LLC**
Business Services	First lien (2)	SOFR(Q)	5.25%	10.89%	08/2021	07/2026	3,901	3,901	3,706	0.43%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First lien (3)(4) - Drawn	SOFR(Q)	5.00%	10.48%	10/2021	10/2025	$3,723	$3,707	$3,688	0.43%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(3)	SOFR(Q)	6.00%	11.36%	05/2022	05/2029	2,858	2,833	2,794
	First lien (3)(4) - Drawn	SOFR(S)	6.00%	11.04%	05/2022	05/2029	185	188	181
	First lien (3)(4) - Drawn	SOFR(S)	6.00%	11.42%	05/2022	05/2028	55	55	54
							3,098	3,076	3,029	0.35%
Quartz Holding Company
Software	Second Lien (2)(3)	SOFR(M)	8.00%	13.42%	10/2020	04/2027	3,000	2,991	3,000	0.35%
Geo Parent Corporation
Business Services	First lien (2)(3)	SOFR(S)	5.25%	10.80%	05/2020	12/2028	2,894	2,842	2,894	0.34%
SpecialtyCare, Inc.
Healthcare	First lien (2)(3)	L(Q)	5.75%	11.28%	06/2021	06/2028	2,839	2,808	2,744
	First lien (3)	SOFR(Q)	5.75%	11.32%	06/2021	06/2028	22	22	21
							2,861	2,830	2,765	0.32%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	6.00%	11.42%	10/2022	10/2029	2,500	2,100	2,384	0.28%
Project Power Buyer, LLC
Software	First lien (3)	SOFR(Q)	7.00%	12.39%	01/2023	05/2026	2,315	2,287	2,315	0.27%
More cowbell II LLC
Business Services	First lien (2)(3)	SOFR(S)	6.25%	11.73%	08/2023	09/2030	2,131	2,116	2,115
	First lien (3)(4) - Drawn	SOFR(Q)	6.25%	11.68%	08/2023	09/2029	59	59	59
							2,190	2,175	2,174	0.25%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)	SOFR(Q)	3.50%	9.17%	09/2022	08/2024	2,468	1,913	1,787	0.21%
AWP Group Holdings, Inc.
Business Services	First lien (2)(3)	SOFR(Q)	5.50%	10.99%	08/2023	12/2029	1,300	1,288	1,287
	First lien (3)(4) - Drawn	SOFR(Q)	5.50%	10.99%	08/2023	12/2029	108	107	107
	First lien (3)(4) - Drawn	SOFR(Q)	5.50%	10.99%	08/2023	12/2029	33	33	33
							1,441	1,428	1,427	0.17%
Vectra Co.
Business Products	First lien (2)	SOFR(M)	3.25%	8.68%	03/2020	03/2025	1,355	1,276	1,355	0.16%
KENG Acquisition, Inc.
Business Services	First lien (2)(3)	SOFR(Q)	6.25%	11.64%	08/2023	08/2029	1,207	1,192	1,192
	First lien (3)(4) - Drawn	SOFR(Q)	6.25%	11.64%	08/2023	08/2029	150	150	148
	First lien (3)(4) - Drawn	SOFR(Q)	6.25%	11.64%	08/2023	08/2029	37	36	36
							1,394	1,378	1,376	0.16%
AI Altius US Bidco, Inc.
Business Services	First lien (3)	SOFR(S)	5.08%	10.57%	07/2023	12/2028	1,134	1,123	1,126	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Virtusa Corporation
Business Services	Subordinated	FIXED(S)	7.13%	7.13%	09/2022	12/2028	$1,370	$1,073	$1,108	0.13%
Total Funded Debt Investments - United States							$1,212,656	$1,200,114	$1,193,494	138.76%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(3)	SOFR(M)	6.00%	11.42%	10/2021	09/2028	$23,010	$22,832	$23,010	2.68%
Total Funded Debt Investments - Netherlands							$23,010	$22,832	$23,010	2.68%
Funded Debt Investments - United Kingdom
Trident Bidco Limited**
Business Services	First lien (2)(3)	SOFR(Q)	5.00%	10.31%	06/2022	06/2029	$10,669	$10,578	$10,669
	First lien (2)(3)	SOFR(Q)	5.00%	10.31%	09/2022	06/2029	1,907	1,890	1,907
							12,576	12,468	12,576	1.46%
Total Funded Debt Investments - United Kingdom							$12,576	$12,468	$12,576	1.46%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)	SOFR(M)	7.25%	12.58%	12/2022	12/2029	$2,245	$2,214	$2,245	0.26%
Funded Debt Investments - Australia							$2,245	$2,214	$2,245	0.26%
Total Funded Debt Investments							$1,250,487	$1,237,628	$1,231,325	143.16%
Equity - United States
Pioneer Topco I, L.P. (6)
Software	Ordinary Shares(3)	—	—	—	11/2021	—	10	$—	$—	—%
Total Shares - United States								$—	$—	—%
Total Shares								—	—	—%
Total Funded Investments								$1,237,628	$1,231,325	143.16%
Unfunded Debt Investments - United States
Affinipay Midco, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	07/2022	06/2028	$273	$(2)	$—
	First lien (3)(4) - Undrawn	—	—	—	07/2022	06/2024	574	—	—
							847	(2)	—	—%
KWOR Acquisition, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,300	(10)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	—	—	03/2020	02/2025	118	(1)	—	—%
Appriss Health, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	05/2021	05/2027	271	(2)	—	—%
Associations, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2027	1,476	(5)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Avalara, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	10/2022	10/2028	$2,001	$(21)	$—	—%
KPSKY Acquisition Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	216	—	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2028	844	(6)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	09/2020	09/2026	693	(3)	—	—%
Businessolver.com, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2023	3,089	—	—	—%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	09/2022	09/2024	1,339	—	—
	First lien (3)(4) - Undrawn	—	—	—	09/2022	10/2029	1,339	(17)	—
							2,678	(17)	—	—%
Coupa Holdings, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	02/2023	08/2024	1,193	—	—
	First lien (3)(4) - Undrawn	—	—	—	02/2023	02/2029	914	(10)	—
							2,107	(10)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	2,157	(7)	—
	First lien (3)(4) - Undrawn	—	—	—	05/2022	09/2027	723	(7)	—
							2,880	(14)	—	—%
Granicus, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	01/2021	01/2027	652	(5)	—	—%
Infogain Corporation
Business Services	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2026	1,236	(5)	—	—%

GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	02/2020	05/2026	1,918	(6)	—	—%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	840	(6)	—
	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2029	671	(5)	—
							1,511	(11)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(4) - Undrawn	—	—	—	02/2020	02/2026	701	(1)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Oranje Holdco, Inc.
Education	First lien (3)(4) - Undrawn	—	—	—	01/2023	02/2029	$1,807	$(20)	$—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (3)(4) - Undrawn	—	—	—	08/2021	12/2024	14	—	—
	First lien (3)(4) - Undrawn	—	—	—	07/2023	12/2024	5,000	—	—
							5,014	—	—	—%
OA Buyer, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2028	3,041	(23)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First lien (3)(4) - Undrawn	—	—	—	11/2022	04/2028	225	(3)	—	—%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	08/2020	07/2025	1,202	(6)	—	—%
Relativity ODA LLC
Software	First lien (3)(4) - Undrawn	—	—	—	05/2021	05/2027	1,061	(8)	—	—%
Safety Borrower Holdings LLC
Software	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	166	(1)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2024	696	—	—
	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2027	485	(3)	—
							1,181	(3)	—	—%
USRP Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	07/2023	07/2025	1,293	(23)	—	—%
	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2027	288	(2)	—	—%
							1,581	(25)	—	—%
Project Power Buyer, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	01/2023	05/2025	120	(1)	—	—%
VetCor Professional Practices LLC
Consumer Services	First lien (4) - Undrawn	—	—	—	09/2023	09/2025	5,964	—	—	—%
Wealth Enhancement Group, LLC (fka TA/WEG Holdings, LLC)
Financial Services	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	788	—	—
	First lien (3)(4) - Undrawn	—	—	—	08/2021	10/2027	516	(1)	—
							1,304	(1)	—	—%
Xactly Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	06/2020	07/2025	551	(10)	—	—%
DCA Investment Holding, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	12/2022	12/2023	11	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

More cowbell II LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	08/2023	09/2025	$232	$—	$—
	First lien (3)(4) - Undrawn	—	—	—	08/2023	09/2029	242	(2)	(2)
							474	(2)	(2)	(0.00)%
Zone Climate Services, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	03/2022	03/2028	846	(8)	(2)	(0.00)%
Ocala Bidco, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	12/2021	05/2024	1,630	—	(2)	(0.00)%
NMC Crimson Holdings, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	03/2021	12/2023	272	—	(5)	(0.00)%
Bluefin Holding, LLC
Software	First lien (4) - Undrawn	—	—	—	09/2023	09/2029	407	(5)	(5)	(0.00)%
Calabrio, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	04/2021	04/2027	206	(1)	(5)	(0.00)%
PDQ.com Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	09/2021	08/2027	2,206	(7)	(7)	(0.00)%
SpecialtyCare, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	06/2021	06/2026	224	(2)	(7)	(0.00)%
MRI Software LLC
Software	First lien (3)(4) - Undrawn	—	—	—	01/2020	02/2026	780	(2)	(7)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	—	—	07/2021	07/2026	147	(2)	(8)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	363	(2)	(8)	(0.00)%
AWP Group Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	08/2023	12/2029	159	(2)	(2)
	First lien (3)(4) - Undrawn	—	—	—	08/2023	08/2025	667	—	(7)
							826	(2)	(9)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	11/2021	11/2026	2,276	(36)	(11)	(0.00)%
TigerConnect, Inc.
Healthcare	First lien (2)(3)(4) - Undrawn	—	—	—	02/2022	02/2024	163	—	(2)
	First lien (3)(4) - Undrawn	—	—	—	02/2022	02/2028	603	(4)	(9)
							766	(4)	(11)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KENG Acquisition, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	08/2023	08/2029	$293	$(4)	$(4)
	First lien (3)(4) - Undrawn	—	—	—	08/2023	08/2025	764	(2)	(10)
							1,057	(6)	(14)	(0.00)%
DECA Dental Holdings LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2027	449	(4)	(14)	(0.00)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	539	(4)	(7)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	09/2024	517	(5)	(7)
							1,056	(9)	(14)	(0.00)%
iCIMS, Inc.
Software	First lien (2)(4) - Undrawn	—	—	—	08/2022	08/2024	4,625	—	—
	First lien (4) - Undrawn	—	—	—	08/2022	08/2028	1,558	(14)	(16)
							6,183	(14)	(16)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	10/2021	04/2024	416	(2)	(7)
	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2027	685	(7)	(10)
							1,101	(9)	(17)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2028	289	(3)	(6)
	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	502	(5)	(11)
							791	(8)	(17)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	02/2022	02/2028	276	(2)	(7)
	First lien (3)(4) - Undrawn	—	—	—	02/2022	02/2024	552	—	(14)
							828	(2)	(21)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	07/2022	07/2024	542	—	(4)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,095	(11)	(18)
							1,637	(11)	(22)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	1,825	(12)	(24)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	09/2021	09/2027	811	(8)	(26)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2023	$13	$—	$—
	First lien (3)(4) - Undrawn	—	—	—	10/2021	12/2024	2,678	(9)	(26)
							2,691	(9)	(26)	(0.00)%
Allworth Financial Group, L.P.
Financial Services	First lien (3)(4) - Undrawn	—	—	—	01/2022	01/2024	561	—	(4)
	First lien (3)(4) - Undrawn	—	—	—	12/2020	12/2026	3,507	(20)	(24)
							4,068	(20)	(28)	(0.00)%
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	—	—	08/2020	08/2025	1,398	(17)	(35)	(0.01)%
Pioneer Topco I, L.P. (6)
Pioneer Buyer I, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	11/2021	11/2027	2,045	(14)	(40)	(0.01)%
ACI Group Holdings, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2027	787	(5)	(17)
	First lien (3)(4) - Undrawn	—	—	—	08/2021	08/2024	1,146	—	(25)
							1,933	(5)	(42)	(0.01)%
AAH Topco, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,414	(10)	(17)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	12/2023	2,262	—	(27)
							3,676	(10)	(44)	(0.01)%
DOCS, MSO, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2028	1,078	—	(17)
	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	1,887	—	(30)
							2,965	—	(47)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2027	1,722	(12)	(19)
	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	2,754	—	(30)
							4,476	(12)	(49)	(0.01)%
Project Essential Bidco, Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	04/2021	04/2027	2,241	(12)	(67)	(0.01)%
GraphPAD Software, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	04/2021	04/2027	500	(2)	(7)
	First lien (3)(4) - Undrawn	—	—	—	12/2021	11/2023	5,068	(17)	(69)
							5,568	(19)	(76)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Notorious Topco, LLC
Consumer Products	First lien (3)(4) - Undrawn	—	—	—	11/2021	11/2023	$1,229	$—	$(96)
	First lien (3)(4) - Undrawn	—	—	—	11/2021	05/2027	1,721	(13)	(135)
							2,950	(13)	(231)	(0.03)%
Total Unfunded Debt Investments - United States							$108,938	$(507)	$(959)	(0.11)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(4) - Undrawn	—	—	—	10/2021	10/2027	$1,726	$(12)	$—	0.00%
Total Unfunded Debt Investments - Netherlands							$1,726	$(12)	$—	0.00%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(4) - Undrawn	—	—	—	12/2022	12/2028	$208	$(3)	$—	0.00%
Total Unfunded Debt Investments - Australia							$208	$(3)	$—	0.00%
Total Unfunded Debt Investments							$110,872	$(522)	$(959)	(0.11)%
Total Non-Controlled/Non-Affiliated Investments								$1,237,106	$1,230,366	143.04%
Total Investments								$1,237,106	$1,230,366	143.04%

(1)NMF SLF I, Inc. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is pledged as collateral for the Wells Credit Facility, a revolving credit facility among New Mountain Finance Advisers BDC, L.L.C. (the "Adviser") as collateral manager, NMF SLF I SPV, L.L.C. ("SLF I SPV") as the borrower, the Company as equityholder and seller, Wells Fargo Bank, National Association as the administrative agent and collateral custodian, and each of the lenders from time to time party thereto. See Note 6. Borrowings, for details.
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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2023.
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
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2023, 5.11% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

	September 30, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	95.15%
Second lien	4.76%
Subordinated	0.09%
Equity and other	—%	(1)
Total investments	100.00%

(1)As of September 30, 2023, equity and other investments made up less than 0.01% of total investments.

September 30, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	39.01%
Business Services	23.48%
Healthcare	15.46%
Financial Services	7.63%
Consumer Services	3.45%
Education	2.41%
Information Technology	1.87%
Distribution & Logistics	1.79%
Consumer Products	1.69%
Packaging	1.39%
Specialty Chemicals & Materials	1.00%
Food & Beverage	0.71%
Business Products	0.11%
Total investments	100.00%

September 30, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	99.91%
Fixed rates	0.09%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
NMF SLF I, Inc.
September 30, 2023
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
NMF SLF I, Inc. (the "Company") is a Maryland corporation formed on January 23, 2019. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $45 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of its common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any Private Offering, each investor will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). The Company commenced its loan origination and investment activities on the date it issued shares to persons not affiliated with the Investment Adviser, which occurred on February 18, 2020 (the "Initial Closing Date"). The Company may conduct subsequent closings at times during its investment period (the "Investment Period"), which commenced on the Initial Closing Date and initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30, 2023, the Investment Period was automatically extended for an additional one year period to September 30, 2024. Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the Subscription Agreement entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. On October 6, 2022, the Company established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary. As of September 30, 2023 and December 31, 2022, there were no assets held by SLF I Opportunistic SPV.
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

As of September 30, 2023, the Company's top five industry concentrations were software, business services, healthcare, financial services, and consumer services.

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
The Company's consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2023 and December 31, 2022.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.

Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2023, the Company recognized PIK interest from investments of $1,663 and $4,366, respectively. For the three and nine months ended September 30, 2022, the Company recognized PIK interest from investments of $1,039 and $2,727, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2023 and December 31, 2022, no investments were on non-accrual status.
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
The Company has adopted a dividend reinvestment plan (as amended from time to time, the "DRIP"), that provides for reinvestment of any distributions declared on behalf of its stockholders, unless a stockholder elects to receive cash.
The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. On August 16, 2022, the Company's board of directors amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the three and nine months ended September 30, 2023, the Company issued 4,748,390 and 8,631,890 shares through the DRIP, respectively. For the three and nine months ended September 30, 2022, the Company issued 3,022,333 and 6,010,548 shares through the DRIP, respectively.
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

Note 3. Investments
At September 30, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,176,950	$1,170,647
Second lien	59,082	58,610
Subordinated	1,074	1,109
Equity and other(1)	—	—
Total investments	$1,237,106	$1,230,366

(1)As of September 30, 2023, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$481,718	$479,989
Business Services	287,753	288,872
Healthcare	194,370	190,194
Financial Services	93,677	93,833
Consumer Services	42,861	42,507
Education	30,003	29,632
Information Technology	22,820	23,010
Distribution & Logistics	22,375	22,048
Consumer Products	22,693	20,813
Packaging	17,183	17,088
Specialty Chemicals & Materials	12,556	12,294
Food & Beverage	7,821	8,731
Business Products	1,276	1,355
Total investments	$1,237,106	$1,230,366

At December 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,130,840	$1,115,219
Second lien	59,361	57,133
Subordinated	1,045	1,047
Equity and other(1)	—	—
Total investments	$1,191,246	$1,173,399

(1)As of December 31, 2022, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$480,494	$476,479
Business Services	262,842	259,347
Healthcare	201,974	196,864
Financial Services	91,188	89,468
Consumer Services	37,831	37,307
Consumer Products	23,030	22,759
Information Technology	22,799	22,611
Distribution & Logistics	22,437	21,670
Education	17,847	17,197
Packaging	17,290	16,937
Specialty Chemicals & Materials	12,266	11,673
Business Products	1,248	1,087
Total investments	$1,191,246	$1,173,399
As of September 30, 2023, the Company had unfunded commitments on revolving credit facilities of $59,218 and no unfunded commitments on bridge facilities. As of September 30, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $51,654. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2023.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of September 30, 2023:

	Total	Level I	Level II	Level III
First lien	$1,170,647	$—	$61,819	$1,108,828
Second lien	58,610	—	16,068	42,542
Subordinated	1,109	—	1,108	1
Equity and other(1)	—	—	—	—
Total investments	$1,230,366	$—	$78,995	$1,151,371

(1)As of September 30, 2023, fair value of equity and other investments was less than $1 thousand.

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,115,219	$—	$48,157	$1,067,062
Second lien	57,133	—	13,153	43,980
Subordinated	1,047	—	1,046	1
Equity and other(1)	—	—	—	—
Total investments	$1,173,399	$—	$62,356	$1,111,043

(1)As of December 31, 2022, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2023 (1)	$1,152,962	$1,106,195	$46,766	$1	$—
Total gains or losses included in earnings:
Net realized gains on investments	72	72	—	—	—
Net change in unrealized appreciation	4,859	4,308	551	—	—
Purchases, including capitalized PIK and revolver fundings	45,591	45,591	—	—	—
Proceeds from sales and paydowns of investments	(35,913)	(33,413)	(2,500)	—	—
Transfers into Level III (2)	7,284	7,284	—	—	—
Transfers out of Level III (2)	(23,484)	(21,209)	(2,275)	—	—
Fair value, September 30, 2023 (1)	$1,151,371	$1,108,828	$42,542	$1	$—
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$4,539	$3,987	552	—	—

(1)As of June 30, 2023 and September 30, 2023, fair value of equity and other investments was less than $1 thousand.
(2)As of September 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2022 (1)	$1,081,190	$1,037,289	$43,901	$—	$—
Total gains or losses included in earnings:
Net realized losses on investments	(119)	(119)	—	—	—
Net change in unrealized depreciation	(5,639)	(5,129)	(510)	—	—
Purchases, including capitalized PIK and revolver fundings	75,252	70,104	5,147	1	—
Proceeds from sales and paydowns of investments	(66,085)	(57,315)	(8,770)	—	—
Transfers into Level III (2)	21,522	18,597	2,925	—	—
Transfers out of Level III (2)	(21,103)	(21,103)	—	—	—
Fair value, September 30, 2022 (1)	$1,085,018	$1,042,324	$42,693	$1	$—
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(5,807)	$(5,132)	$(675)	$—	$—

(1)As of June 30, 2022 and September 30, 2022, fair value of equity and other investments was less than $1 thousand.
(2)As of September 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2022 (1)	$1,111,043	$1,067,062	$43,980	$1	$—
Total gains or losses included in earnings:
Net realized gains on investments	61	61	—	—	—
Net change in unrealized appreciation	9,455	8,393	1,062	—	—
Purchases, including capitalized PIK and revolver fundings	118,739	118,739	—	—	—
Proceeds from sales and paydowns of investments	(59,828)	(57,328)	(2,500)	—	—
Transfers into Level III (2)	1,087	1,087	—	—	—
Transfers out of Level III (2)	(29,186)	(29,186)	—	—	—
Fair value, September 30, 2023 (1)	$1,151,371	$1,108,828	$42,542	$1	$—
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$9,069	$8,098	$971	$—	$—

(1)As of December 31, 2022 and September 30, 2023, fair value of equity and other investments was less than $1 thousand.
(2)As of September 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2021(1)	$903,911	$867,102	$36,809	$—	$—
Total gains or losses included in earnings:
Net realized losses on investments	(726)	(726)	—	—	—
Net change in unrealized depreciation	(9,255)	(7,921)	(1,334)	—	—
Purchases, including capitalized PIK and revolver fundings	278,068	268,567	9,500	1	—
Proceeds from sales and paydowns of investments	(141,478)	(132,708)	(8,770)	—	—
Transfers into Level III (2)	54,498	48,010	6,488	—	—
Fair value, September 30, 2022(1)	$1,085,018	$1,042,324	$42,693	$1	$—
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(9,850)	$(8,342)	$(1,508)	$—	$—

(1)As of December 31, 2021 and September 30, 2022, fair value of equity and other investments was less than $1 thousand.
(2)As of September 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the three and nine months ended September 30, 2023 and September 30, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

Company Performance, Financial Review, and Analysis: Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus the prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company within its customer or vendor base, or within the industry or the macroeconomic environment generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2023 and December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2023 and December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2023 were as follows:

				Range
Type	Fair Value as of September 30, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,043,928	Market & income approach	EBITDA multiple	5.0x	70.0x	17.9x
			Revenue multiple	4.0x	19.5x	9.7x
			Discount rate	8.6%	25.4%	11.2%
	22,090	Market quote	Broker quote	N/A	N/A	N/A
	42,810	Other	N/A (2)	N/A	N/A	N/A
Second lien	24,998	Market & income approach	EBITDA multiple	15.0x	20.0x	17.3x
			Discount rate	10.3%	13.2%	12.0%
	17,544	Other	N/A (2)	N/A	N/A	N/A
Subordinated	1	Market & income approach	EBITDA multiple	19.0x	24.5x	21.8x
			Discount rate	13.3%	13.3%	13.3%
Equity and other (3)	—	Market & income approach	Revenue multiple	20.1x	20.1x	20.1x
	$1,151,371

(1)Unobservable inputs were weighed by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
(3)As of September 30, 2023, fair value of equity and other investments was less than $1 thousand.
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

The Wells Credit Facility (as defined below) is considered a Level III investment. See Note 6. Borrowings for details.
The following are the principal amount and fair value of the Company’s borrowings as of September 30, 2023 and December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	September 30, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
Wells Credit Facility	$360,300	$356,710	$394,500	$388,181
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
Pursuant to the Investment Management Agreement, during the Investment Period, the base management fee is calculated at an annual blended rate with respect to the Company's Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.70% in the case of Assets Invested equal to or less than $500,000, and (ii) 0.60% in the case of Assets Invested of greater than $500,000, subject, in each case, to the adjustments in the manner set forth in the Investment Management Agreement, as amended. Specifically, the quarterly fee percentage will be subject to reduction throughout the Investment Period with respect to target Assets Invested in the manner set forth in the Investment Management Agreement, as amended. Under the Investment Management Agreement, "Assets Invested" previously meant, as of the end of each quarterly period, the sum of the Company's (i) drawn Capital Commitments, and (ii) outstanding principal on borrowings. The base management fee will be payable quarterly in arrears.
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
During the Investment Period, the management fee payable each quarter shall be reduced by an amount equal to the sum of the quarterly fee percentage multiplied by the Company's cumulative realized losses since inception (calculated net of any subsequently reversed realized losses) (the "Cumulative Losses") on the Company’s portfolio of investments (collectively, the "Withheld Amounts"). Any portion of such Withheld Amounts that is attributable to a subsequently reversed realized loss shall be payable to the Investment Adviser in the quarter in which such reversal occurs. In addition, upon expiration of the Investment Period, the Investment Adviser shall be entitled to an amount equal to the portion of such Withheld Amounts that would have been payable if Cumulative Losses had been calculated net of cumulative realized capital gains on the applicable portfolios of investments.

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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's directors who are not "interested persons", as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"), make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. As the Company's assets are treated as "plan assets" under ERISA, the Company will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and the Company's respective future investments are at the same level of such issuer's capital structure; provided, that in no event will the Company co-invest with any other fund or entity in contravention of the 1940 Act.
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
As of the amendment on April 28, 2023, the Wells Credit Facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 1.70% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. Prior to the amendment on April 28, 2023, from June 29, 2021 to April 27, 2023, the Wells Credit Facility bore interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$6,868	$4,650	$20,241	$9,609
Non-usage fee	$106	$56	$262	$254
Amortization of financing costs	$224	$223	$665	$663
Weighted average interest rate	7.3%	4.5%	7.0%	3.3%
Effective interest rate	7.8%	4.8%	7.4%	3.7%
Average debt outstanding	$365,724	$405,120	$379,894	$381,976
As of September 30, 2023 and December 31, 2022, the outstanding balance on the Wells Credit Facility was $360,300 and $394,500, respectively, and SLF I SPV was in compliance with the applicable covenants in the Loan and Security Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2023, the Company had unfunded commitments on revolving credit facilities of $59,218, no outstanding bridge financing commitments, and other future funding commitments of $51,654. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $56,169, no outstanding bridge financing commitments, and other future funding commitments of $71,683. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of September 30, 2023 and December 31, 2022.
The Company also had revolving borrowings available under the Wells Credit Facility as of September 30, 2023 and December 31, 2022. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2023 and December 31, 2022, the Company had commitment letters to purchase investments in the aggregate par amount of $1,415 and $27,362, respectively, which could require funding in the future.
Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at par value of $0.001 per share.
The following table reflects the distributions declared on the Company's common stock for the nine months ended September 30, 2023.

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2023	March 31, 2023	July 20, 2023	$0.3100
June 26, 2023	June 29, 2023	July 20, 2023	0.3200
September 27, 2023	September 28, 2023	January 19, 2024	0.3310
			$0.9610
The following table reflects the distributions declared on the Company's common stock for the nine months ended September 30, 2022.

Date Declared	Record Date	Payment Date	Per Share Amount
March 29, 2022	March 30, 2022	July 20, 2022	$0.2200
June 27, 2022	June 29, 2022	July 20, 2022	0.2338
September 28, 2022	September 29, 2022	January 20, 2023	0.2530
			$0.7068
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$33,367	$10,933	$87,831	$32,197
Denominator for basic & diluted weighted average share:	81,401,276	73,125,855	78,632,968	71,404,519
Basic & diluted earnings per share:	$0.41	$0.15	$1.12	$0.45

Note 11. Financial Highlights

The following information sets forth the Company's financial highlights for the nine months ended September 30, 2023 and September 30, 2022.

	Nine Months Ended
	September 30, 2023	September 30, 2022
Per share data: (1)
Net asset value, December 31, 2022 and December 31, 2021, respectively	$10.29	$10.63
Net investment income	0.97	0.72
Net realized and unrealized gains (losses) (2)	0.14	(0.26)
Net increase in net assets resulting from operations	1.11	0.46
Distributions declared to stockholders from net investment income	(0.96)	(0.71)
Net asset value, September 30, 2023 and September 30, 2022, respectively	$10.44	$10.38
Total return (3)	11.16%	4.39%
Shares outstanding at end of period	82,381,922	73,750,032
Average weighted shares outstanding for the period	78,632,968	71,404,519
Average net assets for the period	$812,096	$754,946
Ratio to average net assets:
Net investment income (4)	12.60%	9.09%
Total expenses (4)	4.76%	3.09%

Average debt outstanding — Wells Credit Facility	$379,894	$381,976
Asset coverage ratio	338.72%	290.94%
Portfolio turnover	4.55%	13.98%

Capital Commitments	$690,000	$690,000
Funded Capital Commitments	$690,000	$690,000
% of Capital Commitments funded	100.00%	100.00%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which are based on actual rate per share).
(2)The total amount shown may not correspond with the aggregate amount for the period, as it includes the effect of the timing of capital transactions which, for the nine months ended September 30, 2023 and September 30, 2022, were $0.00 and $0.01 per share, respectively.
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

In December 2020, the SEC adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded the previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While the Company's board of directors has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
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

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2023, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2023 and 2022, the consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 14, 2023

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
•the impact of interest rate volatility, including the replacement of LIBOR with alternate rates and rising interest rates, on our business and our portfolio companies;
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
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $45 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.

We conducted a private offering (the "Private Offering") of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any Private Offering, each investor in the Private Offering will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We commenced our loan origination and investment activities on the date we issued shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"), which occurred on February 18, 2020. We may conduct subsequent closings at times during our investment period (the "Investment Period"), which commenced on the Initial Closing Date and initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30, 2023, the Investment Period was automatically extended for an additional one year period to September 30, 2024. Each investor will be required to make capital contributions to purchase our common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the Subscription Agreement entered into with each investor, we shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of our then outstanding common stock.
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

As of September 30, 2023, our top five industry concentrations were software, business services, healthcare, financial services, and consumer services.
As of September 30, 2023, our net assets were approximately $860.1 million and our portfolio had a fair value of approximately $1,230.4 million in 102 portfolio companies.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2023.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2023.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2023, we recognized PIK interest from investments of approximately $1.7 million and $4.4 million, respectively. For the three and nine months ended September 30, 2022, we recognized PIK interest from investments of approximately $1.0 million and $2.7 million, respectively.

Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2023 and December 31, 2022, no investments were on non-accrual status.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of September 30, 2023:

(in millions)	As of September 30, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	11.9	1.0%	10.6	0.9%
Yellow	35.1	2.8%	32.3	2.6%
Green	1,190.1	96.2%	1,187.5	96.5%
	$1,237.1	100.0%	$1,230.4	100.0%
As of September 30, 2023, all investments in our portfolio had a Green Risk Rating with the exception of four portfolio companies that had a Yellow Risk Rating and one portfolio company that had an Orange Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,230.4 million in 102 portfolio companies at September 30, 2023 and approximately $1,173.4 million in 95 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022
New investments in 37 and 51 portfolio companies	$90.9	$260.2
Debt repayments in existing portfolio companies	(35.3)	(101.9)
Sales of securities in 4 and 9 companies	(19.0)	(53.8)
Change in unrealized appreciation on 76 and 18 portfolio companies	18.0	1.3
Change in unrealized depreciation on 31 and 84 portfolio companies	(6.9)	(21.7)
Recent Accounting Standards Updates
See Item 1.—Financial Information—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2023 and September 30, 2022
Revenue

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Total interest income	$36,914	$25,473
Fee income	788	942
Total investment income	$37,702	$26,415
Our total investment income increased by approximately $11.3 million, or 43%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. For the three months ended September 30, 2023, total investment income of approximately $37.7 million consisted of approximately $33.8 million in cash interest from investments, approximately $1.7 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $1.4 million, and approximately $0.8 million in fee income. The increase in total interest income of approximately $11.4 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to a higher effective interest rate of our portfolio due to higher SOFR rates on our floating rate assets. Fee income during the three months ended September 30, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to delayed compensation on trades received from three different portfolio companies and upfront fees received from eleven different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Management fee	$1,952	$1,887
Interest and other financing expenses	7,209	4,940
Administrative expenses	280	263
Professional fees	224	232
Other general and administrative expenses	116	74
Net expenses	$9,781	$7,396
Our total net operating expenses increased by approximately $2.4 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Our management fee increased by $0.1 million, which was attributable to larger managed and invested capital balances as a result of the shares issued through the DRIP.
Interest and other financing expenses increased by approximately $2.3 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to higher SOFR rates on drawn balances on the Wells Credit Facility (as defined below).
Professional fees, administrative expenses and other general and administrative expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Net realized gains (losses) on investments	$72	$(138)
Net change in unrealized appreciation (depreciation) of investments	5,374	(7,948)
Net realized and unrealized gains (losses)	$5,446	$(8,086)
Our net realized gains and unrealized appreciation resulted in a net gain of approximately $5.4 million for the three months ended September 30, 2023 as compared to the net realized loss and unrealized depreciation resulting in a net loss of approximately $8.1 million for the three months ended September 30, 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended September 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period. The net loss for the three months ended September 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period.

Results of Operations for the Nine Months Ended September 30, 2023 and September 30, 2022
Revenue

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Total interest income	$103,338	$64,964
Fee income	2,101	3,822
Total investment income	$105,439	$68,786
Our total investment income increased by approximately $36.7 million, or 53%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, total investment income of approximately $105.4 million consisted of approximately $96.2 million in cash interest from investments, approximately $4.4 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $2.7 million, and approximately $2.1 million in fee income. The increase in total interest income of approximately $38.4 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to a higher effective interest rate of our portfolio due to higher LIBOR and SOFR rates on our floating rate assets. Fee income during the nine months ended September 30, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable delayed compensation on trades received from six different portfolio companies and upfront, and amendment fees received from twenty-one different portfolio companies.
Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Management fee	$5,794	$5,137
Interest and other financing expenses	21,198	10,557
Administrative expenses	862	777
Professional fees	738	779
Other general and administrative expenses	314	221
Net expenses	$28,906	$17,471
Our total net operating expenses increased by approximately $11.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Our management fee increased by $0.7 million, which was attributable to larger managed and invested capital balances as a result of the shares issued through the DRIP.
Interest and other financing expenses increased by approximately $10.6 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to higher SOFR rates on drawn balances on the Wells Credit Facility (as defined below).
Professional fees, administrative expenses and other general and administrative expenses for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 remained flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Net realized gains on investments	$191	$1,260
Net change in unrealized appreciation (depreciation) of investments	11,107	(20,378)
Net realized and unrealized gains (losses)	$11,298	$(19,118)
Our net realized gains and unrealized appreciation resulted in a net gain of approximately $11.3 million for the nine months ended September 30, 2023 as compared to the net realized gains and unrealized depreciation resulting in a net loss of approximately $19.1 million for the nine months ended September 30, 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the nine months ended September 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period. The net loss for the nine months ended September 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period.

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
The Investment Adviser, as the initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0% . In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2023, our asset coverage ratio was 338.72%.
On September 30, 2023 and December 31, 2022, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2023	December 31, 2022
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At September 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $17.5 million and $16.0 million, respectively. Our cash provided by (used in) operating activities for the nine months ended September 30, 2023 and September 30, 2022, were approximately $35.7 million and $(87.3) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2023 and December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $110.9 million and $127.9 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2023 and December 31, 2022, we had commitment letters to purchase investments in the aggregate par amount of $1.4 million and $27.4 million, respectively, which could require funding in the future. As of September 30, 2023 and December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.
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
As of the most recent amendment on April 28, 2023, the Wells Credit Facility bears interest at a rate of SOFR plus 1.70% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. Prior to the amendment on April 28, 2023, from June 29, 2021 to April 27, 2023, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined inthe Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
As of September 30, 2023 and December 31, 2022, the outstanding balance on the Wells Credit Facility was $360.3 million and $394.5 million, respectively, and SLF I SPV was in compliance with the applicable covenants in the Loan and Security Agreement on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2023 and September 30, 2022.
Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$360.3	$—	$360.3	$—	$—

(1)Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($360.3 million as of September 30, 2023) must be repaid on or before December 23, 2025. As of September 30, 2023, there was approximately $89.7 million of possible capacity remaining under the Wells Credit Facility. See "Item 1.—Financial Statements—Note 6. Borrowings", for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared for the nine months ended September 30, 2023 and September 30, 2022 totaled approximately $76.2 million and $50.8 million, respectively.
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

We maintain an "opt out" dividend reinvestment plan (as amended from time to time, the "DRIP"), on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. On August 16, 2022, the board of directors amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the nine months ended September 30, 2023 and September 30, 2022, we issued 8,631,890 and 6,010,548 shares through the DRIP, respectively. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies for additional details regarding our dividend reinvestment plan.
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
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2023, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of September 30, 2023, approximately 99.9% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 0.1% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2023. Interest expense is calculated based on the terms of our Wells Credit Facility. For our credit facility, we use the outstanding balance as of September 30, 2023. This analysis does not take into account the impact of other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.89)%
Base Interest Rate	—%
+100 Basis Points	7.57%
+200 Basis Points	15.14%
+300 Basis Points	22.71%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc and its consolidated subsidiaries.

Item 1.    Legal Proceedings
We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2023. From time to time, we or our consolidated subsidiary be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2023 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than those set forth below.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
a.Going forward, Robert A. Hamwee remains as one of the Company's portfolio managers but will transition from a New Mountain Managing Director to a Senior Advisor with the freedom to allocate his time to activities outside of credit and the Company. As part of his responsibilities, Mr. Hamwee will continue to: (i) serve as a senior member of the Investment Committee of the Company’s investment adviser and (ii) be involved in other parts of leadership that the Company’s board of directors considers core to the Company’s performance. The Company’s investment adviser believes that its management team, with the overall support of New Mountain Capital’s team of approximately 250 employees and senior advisors, is adequately staffed to support the Company.
b.None.
c.For the period covered by this Quarterly Report on Form 10-Q, no director or officer has adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
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
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2023.

NMF SLF I, Inc.
By:	/s/ JOHN R. KLINE
John R. Kline President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board of Directors
By:	/s/ LAURA C. HOLSON
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), and Chief Operating Officer, and Treasurer