Form 10-K
period 2023-12-31
NMF SLF I, Inc.
filed 2024-03-06
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of March 6, 2024 was 87,812,771. As of June 30, 2023, there was no established public market for the registrant's common stock.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
Item 1.    Business.
NMF SLF I, Inc. (the "Company","we", "us" or "our") was formed on January 23, 2019 as a corporation under the laws of the State of Maryland under our former name NMF Senior Loan Fund I, Inc. In January 2020, we changed our name to NMF SLF I, Inc. We are a non-diversified management investment company that, in January 2020, elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). With the filing of our tax return for the year ended December 31, 2020, we have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
New Mountain Finance Advisers BDC, L.L.C.
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $50 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a six member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $6.5 million in the aggregate by a single issuer. For additional information on the Investment Committee, see "Investment Committee".
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
We primarily invest in senior secured debt of U.S. sponsor-backed, middle market companies. We define middle market companies as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. We focus on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
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
As of December 31, 2023, our top five industry concentrations were software, business services, healthcare, financial services and consumer services. At December 31, 2023, our portfolio consisted of 110 portfolio companies and was invested 95.4% in first lien loans, 4.5% in second lien loans, 0.1% in subordinated debt, and less than 0.1% in equity and other, as measured at fair value versus 95 portfolio companies invested 95.0% in first lien loans, 4.9% in second lien loans, 0.1% in subordinated debt, and 0.0% in equity and other, as measured at fair value at December 31, 2022.
The fair value of our investments, as determined in good faith by our board of directors (the "Board"), was approximately $1,320.4 million at December 31, 2023 and approximately $1,173.4 million at December 31, 2022.
The following table shows our portfolio and investment activity for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(in millions)	2023	2022
New investments in 58 and 60 portfolio companies, respectively	$230.9	$310.4
Debt repayments in existing portfolio companies	(62.3)	(141.1)
Sales of securities in 12 and 9 portfolio companies, respectively	(48.2)	(53.8)
Change in unrealized appreciation on 84 and 17 portfolio companies, respectively	23.3	1.0
Change in unrealized depreciation on 30 and 90 portfolio companies, respectively	(6.5)	(28.0)

The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2023, calculated as a percentage of fair value as of December 31, 2023:

December 31, 2023
Portfolio Company	Percent of Total Investments at Fair Value
Wealth Enhancement Group, LLC	2.4%
Affinipay Midco, LLC	2.3%
GS Acquisitionco, Inc.	2.3%
Pye-Barker Fire & Safety, LLC	2.3%
Associations, Inc.	2.2%
Higginbotham Insurance Agency, Inc.	2.1%
Zone Climate Services, Inc.	2.1%
Syndigo LLC	2.1%
iCIMS, Inc.	2.0%
Allworth Financial Group, L.P.	1.9%
Total	21.7%

December 31, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	40.5%
Business Services	22.9%
Healthcare	15.5%
Financial Services	7.5%
Consumer Services	3.9%
Education	2.6%
Distribution & Logistics	1.7%
Consumer Products	1.6%
Packaging	1.3%
Food & Beverage	1.1%
Specialty Chemicals & Materials	0.9%
Business Products	0.5%
Total	100.0%
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
Investment Committee
The Investment Adviser is managed by a six member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $6.5 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein, Laura C. Holson and John R. Kline. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. A. Joe Delgado served on the Investment Committee from August 2022 to July 2023. Beginning in August 2023, Andre Moura was appointed to the Investment Committee for a one year term. Effective January 1, 2023, Laura C. Holson joined the Investment Committee as a new permanent member. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $6.5 million may be approved by our chief executive officer and our president. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and investment opportunities are also reviewed on a regular basis. The members of our investment team are encouraged to share information and views on credit with the Investment Committee early in their analysis. This process improves the quality of the analysis and allows the deal team members to work more efficiently.
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
First lien loans, second lien loans, and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate, and may contain prepayment penalties. First lien loans are secured by a first priority security interest in all existing and future assets of the borrower. Second lien loans are secured by a second priority security interest. Our loans and bonds may include payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity. Our first lien loans may include traditional first lien senior secured loans or unitranche loans. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A

The following table shows the Risk Ratings of our portfolio companies as of December 31, 2023:

(in millions)	As of December 31, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	11.9	0.9%	10.4	0.8%
Yellow	29.3	2.2%	26.6	2.0%
Green	1,280.3	96.9%	1,283.4	97.2%
	$1,321.5	100.0%	$1,320.4	100.0%
As of December 31, 2023, all investments in our portfolio had a Green Risk Rating with the exception of three portfolio companies that had a Yellow Risk Rating and one portfolio company that had an Orange Risk Rating.
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
For all valuations, the valuation committee of our Board (the "Valuation Committee"), which consists solely of directors who are not "interested persons" of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"), will review these preliminary valuations and our Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith; provided, however, because our assets are treated as "plan assets" for purposes of ERISA, the Sub-Administrator will determine valuations using only those valuation methodologies reviewed and approved by the Valuation Committee and our Board, and our Board will accept such valuations prepared by the Sub-Administrator in accordance therewith.

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
Since January 2020, when we elected to be regulated as a BDC, we have not generally been permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions. As our assets are treated as "plan assets" under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer's capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.
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
Failure to Qualify for Tax Treatment as a Regulated Investment Company
If we fail to satisfy the 90% Annual Distribution Requirement or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require us to pay certain U.S. federal income tax at corporate rates or to dispose of certain assets). If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. Distributions would not be required. However, if distributions were made, any such distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits and, subject to certain limitations under the Code, may qualify as "qualified dividends" that are subject to U.S. federal income tax at a rate of 20%. Subject to certain limitations under the Code, corporate distributees may be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's adjusted tax basis, and any remaining distributions would be treated as a capital gain.
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

Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in
Item— 1A. Risk Factors in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.
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
•The Investment Management Agreement (as defined below), as amended and restated from time to time, with the Investment Adviser and the Administration Agreement with the Administrator (the "Administration Agreement") were not negotiated on an arm’s length basis.
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
•The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.
•Covenant-lite loans may offer us fewer protections than traditional investments.
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
The Private Offering
On January 27, 2020, we entered into separate subscription agreements with investors providing for the private placement of shares of our common stock in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and may enter into additional subscription agreements from time to time. Each investor in the private offering of our common stock (the "Private Offering") has made, or will make, a capital commitment (each, a "Capital Commitment") to purchase shares of our common stock pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). As of December 31, 2023, we had aggregate Capital Commitments from investors of $690.0 million. Our Capital Commitments were fully drawn as of December 31, 2023.
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

Investment Management Agreement
We are a closed-end, non-diversified management investment company that elected in January 2020 to be regulated as a BDC under the 1940 Act. Pursuant to an investment advisory and management agreement entered into in January 2020, which was amended and restated on December 13, 2020 (the "First A&R Investment Management Agreement") and on September 26, 2022 (the "Second A&R Investment Management Agreement", or the "Investment Management Agreement"), we are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services (except that, because our assets are treated as "plan assets" for purposes of ERISA, we will not pay our Investment Adviser any fees related to services it may provide in its capacity as the Administrator, as set forth below). The following summarizes our arrangements with the Investment Adviser pursuant to the Investment Management Agreement.
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
The Investment Management Agreement was approved by our Board at the Board's initial board meeting on June 18, 2019 and was executed by us and the Investment Adviser on January 22, 2020. On November 19, 2020 and August 10, 2022, our Board approved the First A&R Investment Management Agreement and the Second A&R Investment Management Agreement, respectively, and we received the written consent of stockholders approving, among other things, the First A&R Investment Management Agreement and the Second A&R Investment Management Agreement. The First A&R Investment Management Agreement and the Second A&R Investment Management Agreement were executed and became effective on December 13, 2020 and September 26, 2022, respectively.
The Board re-approved the Investment Management Agreement on January 24, 2023, by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic, for a period of 12 months commencing on March 1, 2023. As a condition of the SEC's COVID-19 relief, our Board ratified its re-approval of the Investment Management Agreement at an in-person meeting held on July 27, 2023. Our Board most recently re-approved the Investment Management Agreement on January 30, 2024 at an in-person meeting, for a period of 12 months commencing on March 1, 2024. Unless earlier terminated as described below, the Investment Management Agreement will remain in effect from year to year if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Management Agreement will automatically terminate in the event of an assignment by the Investment Adviser. The Investment Management Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting shares or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days' prior written notice to the applicable party. If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the Management Fee (as defined below). See Item 1A. Risk Factors—RISKS RELATING TO OUR OPERATIONS.
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
Pursuant to the Investment Management Agreement, as amended, for the period from January 22, 2020 through September 30, 2020 (the "Initial Fee Period"), the base management fee was calculated at an annual rate of 0.70% (the "Initial Fee Rate") of the aggregate Capital Commitments received at the initial acceptance of Capital Commitments, subject, to the adjustments described below. Specifically, the Initial Fee Rate was subject to reduction during all periods through September 30, 2020. Commencing with the quarterly period ending December 31, 2020 initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30, 2023, the Investment Period was automatically extended for an additional one year period to September 30, 2024. The base management fee was initially calculated at an annual blended rate with respect to the Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.70% in the case of Assets Invested equal to or less than $500.0 million, and (ii) 0.60% in the case of Assets Invested of greater than $500.0 million, subject, in each case, to the adjustments in the manner set forth in the Investment Management Agreement, as amended. Specifically, the quarterly fee percentage will be subject to reduction throughout the Investment Period with respect to target Assets Invested in the manner set forth in the Investment Management Agreement, as amended. "Assets Invested" was initially defined as, as of the end of each quarterly period, the sum of our (i) drawn Capital Commitments, and (ii) outstanding principal on borrowings.
Pursuant to the Second A&R Investment Management Agreement, effective September 26, 2022, the Management Fee shall be calculated at the blended rate until such time that we have $1.0 billion of Assets Invested (as modified by the Second A&R Investment Management Agreement). Upon such time, the Management Fee shall be calculated at the Blended Rate, as defined in the Second A&R Investment Management Agreement, and for the avoidance of doubt, based on the greater of the actual Assets Invested as of the end of any quarter and target Assets Invested for the quarter. The Second A&R Investment Management Agreement modified the definition of "Assets Invested" to mean that as of the end of each quarterly period, the sum of our (i) drawn capital commitments, (ii) the aggregate dollar amount of distributions declared to stockholders from net investment income as of the latest declaration date of any such distribution, less any amounts of such distribution received in cash by stockholders, and (iii) outstanding principal on borrowings.
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
As of December 31, 2023, 3.13% of our total assets were non-qualifying assets.
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
Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment (collectively, as "temporary investments"), so that 70.0% of our assets are qualifying assets. We will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2023.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2023.
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
Staffing
We do not have any employees. Our day‑to‑day investment operations are managed by the Investment Adviser and the Administrator. See "—Investment Management Agreement" in this Annual Report on Form 10-K. Because (i) Benefit Plan Investors hold 25% or more of our shares, and (ii) our shares are not listed on a national securities exchange, our Administrator will not be entitled to reimbursement for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs. Each of our executive officers described in Part III—Item 10. Directors, Executive Officers and Corporate Governance is an employee of the Investment Adviser.
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
We expect to remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the end of the fiscal year in which the fifth anniversary of any initial public offering by us has occurred, (iii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b‑2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which would occur if the market value of our shares that are held by non‑affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iv) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the preceding three‑year period. There is currently no public market for our shares of common stock and one is not expected to develop.
Investment Period
Our Investment Period commenced on the date of the Initial Closing, which occurred on February 18, 2020, and shall continue until the 48-month anniversary of the Initial Closing date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding shares elect to forego any such extension, upon not less than ninety days prior written notice to the Investment Adviser. Holders of a majority of our outstanding shares may also terminate the Investment Period as of any earlier anniversary of the date of the Initial Closing date, upon not less than ninety (90) days prior written notice to the Investment Adviser. The Investment Adviser may also terminate the Investment Period as of an earlier date in its discretion. The Investment Period initially continued until September 30, 2023. Effective September 30, 2023, the Investment Period was automatically extended for an additional one year period to September 30, 2024.
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

Reporting Obligations
In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the Exchange Act. As a result, we have filed a registration statement on Form 10 to register our common stock under the Exchange Act. We are required to file annual reports, quarterly reports and current reports with the SEC. This information is available on the SEC's website at www.sec.gov.
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
RISKS RELATING TO OUR BUSINESS AND STRUCTURE
We are currently operating in a period of capital markets disruption and economic uncertainty
Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit, our investment originations, and/or our ability to grow, and they could have a material negative impact on our operating results and the fair values of our debt and equity investments.
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
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of rising interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, including, most recently, in June 2023, which suspended the debt ceiling through early 2025, unless Congress takes legislative action to further extend or defer it. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023.
The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, and may lead to additional shutdowns in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact business and the business of our competitors over the long term, we will not know if, overall, it will benefit from them or be negatively affected by them.
In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. On January 31, 2020, the United Kingdom (the “UK”) ended its membership in the European Union (“Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK’s departure from the European Union was followed by a transition period (the “Transition Period”), which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the UK and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
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
In addition, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties. Such events, including rising trade tensions between the United States and China; other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries; the ongoing conflict between Russia and Ukraine; and ongoing conflict in the Middle East. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the fair value of our common stock to decline.
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
There is potential for enhanced scrutiny and additional regulation of the private investment industry
Our ability to achieve our investment objectives, as well as our ability to conduct operations, is based on laws and regulations, as well as interpretations thereof, which are subject to change through legislative, judicial or administrative action. Future legislative, judicial or administrative action could adversely affect our ability to achieve our investment objectives, as well as our ability to conduct operations. Furthermore, if regulatory capital requirements from the Dodd‑Frank Act, Basel III, or other regulatory action are imposed on private lenders that provide us with financing (as defined below), the lenders may be required to limit, or increase the cost of, financing they provide to us. Among other things, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
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
Inflation may affect our investments adversely in a number of ways. During periods of rising inflation, interest and distribution rates of any instruments we or entities related to portfolio investments may have issued could increase. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies. Portfolio companies may have fixed income streams and, therefore, be unable to pay the interest amounts and other payments on our portfolio investments. The fair value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.
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
Some of our investments are and may be in the form of securities or loans that are not publicly traded or actively traded on a secondary market, and these investments may not have a readily available market quotation. Under the 1940 Act, we are required to carry our portfolio investments at fair value or, if there is no readily available market quotation, at fair value as determined in good faith by our board of directors, including reflection of significant events affecting the value of our securities. We (x) through an unaffiliated third-party firm in consultation with the Investment Adviser, to the extent that our assets are treated as "plan assets" for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as "plan assets" for purposes of ERISA value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our board of directors in accordance with our valuation policy, which is at all times consistent with GAAP and the 1940 Act.
We will utilize independent third-party GAAP and unaffiliated valuation firms for the purposes of valuing our portfolio investments to the extent that such assets are treated as "plan assets" for purposes of ERISA. See Item 1. Business—The Administrator. Under such circumstances, the valuations of such third-party and unaffiliated valuations firms must be used without adjustment.
However, to the extent that our assets are not treated as "plan assets" for purposes of ERISA, our board of directors utilizes the services of one or more independent third-party valuation firms to aid it in determining the fair value with respect to our material unquoted assets in accordance with our valuation policy. Under such circumstances, the inputs into the determination of fair value of these investments may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate: available market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows and the markets in which it does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition transactions and the principal market and enterprise values. Since these valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.
Due to this uncertainty, our fair value determinations may cause our net asset value, on any given date, to be materially understated or overstated. In addition, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the realizable value that our investments might warrant.
To the extent that our assets are not treated as "plan assets" for purposes of ERISA, we may adjust quarterly the valuation of our portfolio to reflect our board of directors' determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.
Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee, John R. Kline and Laura C. Holson, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2023 consisted of approximately 245 employees and senior advisors of New Mountain Capital, and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
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
The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70.0% of their total assets primarily in securities of "qualifying" assets such as U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under Subchapter M of the Code requires satisfaction of source-of-income, asset diversification and annual distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. If we fail to maintain our status as a BDC or tax treatment as a RIC, our operating flexibility could be significantly reduced.
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

We will accept investments from ERISA Plans
We have and intend to continue to accept investments from Benefit Plan Investors that are subject to oversight under ERISA. As a result, we expect that our assets will likely be deemed to be "plan assets" under the plan asset regulations promulgated by the DOL, unless (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, neither of which is permanently the case. As a result, we will be required to comply with additional fiduciary and regulatory burdens, including among other things, a requirement that we retain unaffiliated third-party firms to value our portfolio investments, rather than having initial valuations performed by our Investment Adviser. Such regulatory burdens will slow our investment process and potentially cause us to incur additional administrative expenses which could materially and adversely impact our net income and results of operations. Accordingly, all investors should carefully read Item 1. Business — ERISA Considerations in this Annual Report on Form 10-K.
Our ability to enter into transactions with our affiliates is restricted.
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent directors of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. The 1940 Act also prohibits us from participating in certain "joint" transactions with certain of our affiliates, including New Mountain Finance Corporation, New Mountain Guardian III BDC, L.L.C., New Mountain Guardian IV BDC, L.L.C., New Mountain Guardian IV Income Fund, L.L.C. and other funds and accounts that the Investment Adviser manages, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions (including certain co‑investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub‑advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any fund or any portfolio company of a fund managed by the Investment Adviser, or entering into joint arrangements such as certain co‑investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We rely on exemptive relief granted to the Investment Adviser and certain of its affiliates by the SEC that allows us to engage in co‑investment transactions with other affiliated funds of the Investment Adviser, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Investment Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Investment Adviser, the Investment Adviser may determine that we will not participate in those transactions and for certain other transactions (as set forth in guidelines approved by our Board) the Investment Adviser may not have the opportunity to cause us to participate.
Because that our assets are treated as "plan assets" for purposes of ERISA, we will also be prohibited under ERISA from entering into transactions with our affiliates, although we may make co-investments with such entities if appropriate and to the extent permitted under the 1940 Act. See Item 1. Business — ERISA Considerations in this Annual Report on Form
10-K.
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
If the Investment Adviser manages certain other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with ERISA, applicable regulations and regulatory guidance or an exemptive order from the SEC and our allocation procedures. In addition, we pay management fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our common stock invest in us on a "gross" basis and receive distributions on a "net" basis after our expenses. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.
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
The Investment Management Agreement and the Administration Agreement were negotiated between related parties. In addition, we may choose not to enforce, waive, or to enforce less vigorously, our respective rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Investment Adviser, the Administrator and their respective affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to our stockholders.
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
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in qualifying assets such as U.S. private companies or thinly‑traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our election to be regulated as a BDC. If we decide to withdraw our election, or if we otherwise fail to operate as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a registered closed‑end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
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
We may also obtain capital through the issuance of additional equity capital. As a BDC, we generally are not able to issue or sell our common stock at a price below then-current net asset value per share. If our common stock trades at a discount to our net asset value per share, this restriction could adversely affect our ability to raise equity capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below our net asset value per share if our Board and Independent Directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any underwriting commission or discount). If we raise additional funds by issuing more shares of our common stock, or if we issue senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders may decline and you may experience dilution.
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
Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. As a result, our Board may be able to change our investment policies and objectives without any input from our stockholders. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election to be regulated as, a BDC. Under Maryland law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business and operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.
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
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. Such quarterly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving stockholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions. In addition, our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to our stockholders could be limited. All distributions are paid at the discretion of our Board and depend on our earnings, financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. The distributions that we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.
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
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including significantly and negatively affect our ability to qualify for tax treatment as a RIC or otherwise impact the U.S. federal income tax consequences applicable to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense and hinder execution of investment strategy.
Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the recent years. While we are currently not subject to any securities litigation or stockholder activism, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert the attention of our management and Board and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation or activist stockholder matters.
The effect of global climate change may impact the operations and valuation of our portfolio companies.
Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
In December 2015 the United Nations adopted a climate accord (the "Paris Agreement"), which the United States rejoined in 2021, with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.
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
In addition, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties. Such events, including rising trade tensions between the United States and China; other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries; the ongoing conflict between Russia and Ukraine, and the ongoing conflict in the middle east could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, we have annual investment income of at least $100.0 million, and we have been publicly reporting for at least 12 months and we have filed at least one annual report on Form 10-K) or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. There is currently no public market for our shares of common stock and one is not expected to develop.
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
We are an "Emerging Growth Company" Under the JOBS Act.
We are and will remain an "emerging growth company" as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of any exchange listing, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that are held by non‑affiliates exceeds $700.0 million as of the date of our most recently completed second fiscal quarter, we have annual investment income of at least $100.0 million, we have been publicly reporting for at least 12 months and we have filed at least one annual report on Form 10-K) and (b) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. There is currently no public market for our shares of common stock and one is not expected to develop. For so long as we remain an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active trading market for the shares and the share price may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We currently are and may to continue taking advantage of such extended transition periods.
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
The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
We, and others in our industry, are the targets of malicious cyber activity, which we work hard to prevent. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. If a significant number of our managers were unavailable in the vent of a disaster, our ability to effectively conduct our business could be severely compromised. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
The Investment Adviser and third-party service providers depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. The Investment Adviser may experience threats to their data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed and stored in, and transmitted through the Advisers’ computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory enforcement action and penalties and/or customer dissatisfaction or loss.
Third parties with which we do business are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. Cybersecurity failures or breaches to the Investment Adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators) and issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration, or destruction of data, or other cybersecurity incidents with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.
We and our service providers may be impacted by operating restrictions, which may include requiring employees to continue to work from remote locations. Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit weaknesses in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.
We, our Investment Adviser and our portfolio companies are subject to risks associated with "phishing" and other cyber-attacks.
Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, the Investment Adviser, and the Administrator are subject to cybersecurity risks. Information cybersecurity risks have significantly increased in recent years and, while we, the Investment Adviser and the Administrator have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. The Investment Adviser’s and the Administrator’s computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, network failures, computer and technology failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, or other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information relating to unitholders (and their beneficial owners) and sensitive business data (including material nonpublic information of our portfolio companies), processed and stored in, and transmitted through, the Investment Adviser’s and the Administrator’s computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations and the business, financial condition or results of operations of the Investment Adviser, the Administrator and their affiliates. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In the future, the Investment Adviser, the Administrator and our portfolio companies may be required to expend significant additional resources to modify their protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. In addition, we, the Investment Adviser and the Administrator may be subject to litigation and financial losses that are not fully insured.
Third parties with which we, the Investment Adviser, the Administrator, and our portfolio companies do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we, the Investment Adviser, the Administrator, and our portfolio companies engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Further, the continued remote working conditions initially resulting from the COVID-19 pandemic have heightened ours and our portfolio companies' vulnerability to a cybersecurity risk or incident.
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
As a BDC, we are required to carry our investments at market value or, if no market quotation is readily available, at fair value as determined in good faith by our Board. As part of the valuation process, we ((x) through an unaffiliated third-party firm in consultation with the Investment Adviser, to the extent that our assets are treated as "plan assets" for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as "plan assets" for purposes of ERISA) may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to, among other things, (i) increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (iii) preserve or enhance the value of our initial and overall investment. We may elect not to make follow-on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow-on investments, subject to the availability of capital resources. and the limitations of the 1940 Act. If we fail to make follow-on investments, the continued viability of a portfolio company and our initial investment, or may, in some circumstances, result in a missed opportunity for us to increase our participation in a successful operation and our expected return on the investment may be reduced. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because of regulatory, tax, diversification or asset profiles or we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or such follow-on investments would adversely impact our ability to qualify for or maintain our RIC status.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
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
The 1940 Act generally requires that 70.0% of our investments be in issuers each of whom is, among other organized under the laws of, and has its principal place of business in the United States. Our investment strategy does not presently contemplate significant investments in securities of non-U.S. companies. However, we may desire to make such investments in the future, to the extent that such transactions and investments are permitted under the 1940 Act. and any other applicable laws We expect that these investments would focus on the same types of investments that we make in U.S. middle market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in foreign companies could expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Investments denominated in foreign currencies would be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.
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
In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements apply unless the BDC qualifies as a "limited derivatives user", as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
In the United States, the Secured Overnight Financing Rate (“SOFR”) is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding US. Government Securities Business Day. Alternative reference rates that have replaced LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.
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
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of certain affiliates that have also elected to regulated as a BDC, including New Mountain Finance Corporation, New Mountain Guardian III BDC, L.L.C. New Mountain Guardian IV BDC, L.L.C and New Mountain Guardian IV Income Fund, L.L.C. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain its affiliates
We are generally not permitted to invest in any portfolio company in which New Mountain Capital or any of its affiliates currently have an investment or to make any co‑investments with New Mountain Capital or its affiliates, except to the extent permitted by the 1940 Act, or pursuant to previously obtained exemptive orders. This may adversely affect the pace at which we make investments.
We may be exposed to risks associated with Original Issue Discount instruments and PIK loans.
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
Although we do not intend to do so, if we issue preferred stock, the net asset value and fair value of our common stock will likely become more volatile.
At the present time, we do not intend to issue preferred stock. However, to the extent that we do issue preferred stock in the future, we cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market price of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the fair value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of the common stock than if we were not leveraged through the issuance of preferred stock.
We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings, if any, on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests and rights than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of our Board and class voting rights on certain matters.
In accordance with the 1940 act, holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open‑end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other dividends to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our Leverage Arrangements, if any, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to qualify for tax treatment as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.
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
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate stockholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2023 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate stockholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the stockholders. A non-corporate stockholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such stockholder (and beginning in 2026, will be deductible to such stockholder only to the extent they exceed 2% of such stockholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We rely on the cybersecurity policies and procedures implemented by New Mountain Capital. New Mountain Capital has processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of controls, processes, systems, and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting our data. Pursuant to New Mountain Capital’s Information Security Program, the New Mountain Capital Information Technology Steering Committee (“ITSC”) is responsible for the development, evolution, and implementation of policies and technical measures to reasonably prevent security incidents. At times New Mountain Capital may also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.
New Mountain Capital uses processes to oversee and identify material risks from cybersecurity threats, including those associated with the use of third-party service providers. Additionally, New Mountain Capital uses systems and processes designed to reduce the impact of a security incident at a third-party service provider. As part of its risk management process, New Mountain Capital also maintains an incident response plan that is utilized when cybersecurity incidents impacting us, our Investment Adviser, or our Administrator are detected. New Mountain Capital also requires that all employees, including employees of the Investment Adviser and Administrator, complete interactive security awareness training on an annual basis.employees of the Investment Adviser and Administrator, complete interactive security awareness training on an annual basis.
Material Impact of Cybersecurity Risks
As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively,” which should be read in conjunction with the information above.
Governance
Our cybersecurity risks and associated mitigations are evaluated by our management and the ITSC as needed, but no less frequently than annually. Management and representatives of the ITSC periodically report to our board of directors on developments to the information security and cybersecurity risks we face. Reports include, among other things, an overview of New Mountain Capital’s controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of cybersecurity risks material to us.
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
Item 3.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of December 31, 2023. From time to time, we, or the Investment Adviser may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
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
Stockholders
As of March 6, 2024, there were 4 holders of record of our shares of common stock.
Valuation of Portfolio Securities
Please see Part I—Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for disclosure regarding valuation of portfolio securities.
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
On March 24, 2021, our Board adopted an "opt out" dividend reinvestment plan (the "Dividend Reinvestment Plan" or "DRIP") on behalf of our stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of our common stock. If a stockholder chooses to "opt out", then such stockholder will receive cash in lieu of shares of our common stock. On August 16, 2022, our Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. We will only use newly-issued shares of common stock to implement the Dividend Reinvestment Plan. For the year ended December 31, 2023, we have issued 8,631,890 shares through the Dividend Reinvestment Plan.
Retention of Proceeds
Subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or preferred shares, during the Investment Period, we may retain, in whole or in part, any proceeds attributable to portfolio investments. Any retained proceeds that represent net investment income will be treated as a deemed distribution by us to the stockholders and a deemed re-contribution by the stockholders to us, and the aggregate undrawn commitments of all stockholders will be reduced accordingly. We may use the amounts so retained to make investments, pay our fees and expenses, repay our borrowings, or fund reasonable reserves for our future expenses or other obligations (including obligations to make indemnification advances and payments to the extent such advances and payments would be permitted under applicable law, including ERISA, if applicable); provided, however, that, after the expiration of the Investment Period, no part of such retained amounts will be used to make any investment for which we would not be permitted to draw down Commitments. We will treat any retained proceeds that represent net investment income as a deemed distribution to stockholders and a deemed re-contribution by the stockholders, and the aggregate undrawn commitments of all stockholders will be reduced accordingly. For the avoidance of doubt, even if the undrawn commitment of the shares becomes zero, we may continue to retain proceeds that represent net investment income as described above for the purpose of paying our operating costs (including expenses, the Management Fee, payments to the Administrator (because our assets are not treated as "plan assets" for purposes of ERISA—See Item 1. Business—The Administrator) and any indemnification obligations to the extent permitted under applicable law, including ERISA, if applicable) and debt service of any borrowings we have made.
Sales of Unregistered Securities
There were no shares of common stock issued and sold in reliance upon the available exemptions from the registration requirements of the Securities Act, including Section 4(a)(2) and Regulation D promulgated thereunder, and no capital drawdowns were delivered pursuant to Subscription Agreements for the year ended December 31, 2023.
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
•the impact of interest rate volatility, including the replacement of LIBOR with alternative reference rates and rising interest rates, on our business and our portfolio companies;
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
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $50 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
On December 9, 2020, we established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. On December 23, 2020, SLF I SPV entered into a Loan and Security Agreement among SLF I SPV as the borrower, the Investment Adviser as collateral manager, us as equity holder and seller, Wells Fargo Bank, National Association as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). On October 6, 2022, we established NMF SLF I Opportunistic SPV, L.L.C., as a wholly-owned direct subsidiary.
We primarily invest in senior secured debt of U.S. sponsor-backed, middle market companies. We define middle market companies as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. We focus on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
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
As of December 31, 2023, our top five industry concentrations were software, business services, healthcare, financial services and consumer services.
As of December 31, 2023, our net assets were approximately $865.1 million and our portfolio had a fair value, as determined in good faith by our board of directors (the "Board"), of approximately $1,320.4 million in 110 portfolio companies.
Recent Developments
On January 19, 2024, we issued 5,430,849 shares of common stock through our DRIP.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2023.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the year ended December 31, 2023.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2023 and December 31, 2022, we recognized PIK interest from investments of approximately $6.1 million and $4.1 million, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2023 and December 31, 2022, no investments were on non-accrual status.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2023:

(in millions)	As of December 31, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	11.9	0.9%	10.4	0.8%
Yellow	29.3	2.2%	26.6	2.0%
Green	1,280.3	96.9%	1,283.4	97.2%
	$1,321.5	100.0%	$1,320.4	100.0%
As of December 31, 2023, all investments in our portfolio had a Green Risk Rating with the exception of three portfolio companies that had a Yellow Risk Rating and one portfolio company that had an Orange Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our Board, was approximately $1,320.4 million in 110 portfolio companies at December 31, 2023 and approximately $1,173.4 million in 95 portfolio companies at December 31, 2022.

The following table shows our portfolio and investment activity for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(in millions)	2023	2022
New investments in 58 and 60 portfolio companies, respectively	$230.9	$310.4
Debt repayments in existing portfolio companies	(62.3)	(141.1)
Sales of securities in 12 and 9 portfolio companies, respectively	(48.2)	(53.8)
Change in unrealized appreciation on 84 and 17 portfolio companies, respectively	23.3	1.0
Change in unrealized depreciation on 30 and 90 portfolio companies, respectively	(6.5)	(28.0)
Recent Accounting Standards Updates
See Part II—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards in this Annual Report on Form 10-K for details on recent accounting standards updates.
Results of Operations for the Years Ended December 31, 2023 and December 31, 2022
Results of Operations for the fiscal year ended December 31, 2021 can be found in Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on March 13, 2023, which is incorporated by reference herein.
Revenue

	Year Ended December 31,
(in thousands)	2023	2022
Interest income	$141,861	$94,597
Fee income	3,029	4,663
Total investment income	$144,890	$99,260
Our total investment income increased by approximately $45.6 million, or 46%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. For the year ended December 31, 2023, total investment income of approximately $144.9 million consisted of approximately $131.9 million in cash interest from investments, approximately $6.1 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $3.9 million and approximately $3.0 million in fee income. The increase in interest income of approximately $47.3 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily attributable to higher LIBOR and SOFR rates on our floating rate assets. Fee income during the year ended December 31, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and assignment fees received from 36 different portfolio companies.
Operating Expenses

	Year Ended December 31,
(in thousands)	2023	2022
Management fee	$7,863	$7,015
Interest and other financing expenses	29,312	16,724
Administrative expenses	1,160	1,031
Professional fees	1,038	1,014
Other general and administrative expenses	329	304
Net expenses	$39,702	$26,088
Our total net operating expenses increased by approximately $13.6 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Our management fee increased by approximately $0.8 million which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $12.6 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to higher LIBOR and SOFR rates on drawn balances on the Wells Credit Facility.

Professional fees, administrative expenses and other general and administrative expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended December 31,
(in thousands)	2023	2022
Net realized (losses) gains on investments	$(11)	$1,260
Net change in unrealized appreciation (depreciation) of investments	16,827	(26,988)
Net realized and unrealized gains (losses)	$16,816	$(25,728)
Our net realized losses and unrealized appreciation resulted in a net gain of approximately $16.8 million for the year ended December 31, 2023 as compared to the net realized gains and unrealized depreciation resulting in a net loss of $25.7 million for the year ended December 31, 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the year ended December 31, 2023 was was primarily driven by the overall increase in market prices of our investments during the period. The net loss for the year ended December 31, 2022 was primarily driven by the overall decrease in market prices of our investments during the period.
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
The Investment Adviser, as our initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of our shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2023, our asset coverage ratio was 299.4%.
On December 31, 2023 and December 31, 2022, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	December 31, 2023	December 31, 2022
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At December 31, 2023 and December 31, 2022, our credit facilities consisted of the Wells Credit Facility. See Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information.
At December 31, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $22.2 million and $16.0 million, respectively. Our cash used in operating activities for the years ended December 31, 2023 and December 31, 2022, was approximately $27.6 million and $81.9 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2023 and December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $112.6 million and $127.9 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2023 and December 31, 2022, we had commitment letters to purchase investments in the aggregate par amount of $6.8 million and $27.4 million, respectively, which could require funding in the future. As of December 31, 2023 and December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$433.8	$—	$—	$433.8	$—

(1)        Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($433.8 million as of December 31, 2023) must be repaid on or before December 1, 2028. As of December 31, 2023, there was approximately $166.2 million of possible capacity remaining under the Wells Credit Facility. See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K, for material details on the Wells Credit Facility.
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
Distributions and Dividends
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2023 and December 31, 2022, total distributions declared were $105.4 million and $72.6 million, respectively, of which the distributions were comprised of approximately 98.96% and 96.94%, respectively, of ordinary income, 1.04% and 3.06%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively, of a return of capital. Future distributions, if any, will be determined by our board of directors.
We intend to pay semi-annual distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a semi-annual basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
We maintain an "opt out" dividend reinvestment plan, as amended from time to time (the "DRIP"), on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of our common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. On August 16, 2022, our board of directors amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, we have issued 8,631,890, 6,010,548 and 1,829,609 shares through the DRIP, respectively. See Part II — Item 8— Financial Statements—Note 2. Summary of Significant Accounting Policies for additional details regarding our DRIP.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. In addition, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the twelve months ended December 31, 2023, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of December 31, 2023, approximately 99.9% of our investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and 0.1% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2023. Interest expense is calculated based on the terms of our Wells Credit Facility. For our Wells Credit Facility, we use the outstanding balance as of December 31, 2023. This analysis does not take into account the impact of other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.87)%
Base Interest Rate	—%
+100 Basis Points	7.48%
+200 Basis Points	14.97%
+300 Basis Points	22.45%

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Opinion on the Consolidated Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of NMF SLF I, Inc. and subsidiaries (the "Company"), including the consolidated schedules of investments as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, the consolidated financial highlights for each of the three years in the period ended December 31,2023, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

March 6, 2024
We have served as the Company’s auditor since 2019.

NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2023	December 31, 2022
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,321,455 and $1,191,246, respectively)	$1,320,435	$1,173,399
Cash and cash equivalents	22,158	16,012
Interest receivable	9,716	6,833
Receivable from unsettled securities sold	2,992	—
Other assets	148	328
Total assets	$1,355,449	$1,196,572
Liabilities
Borrowings
Wells Credit Facility	$433,800	$394,500
Deferred financing costs (net of accumulated amortization of $2,959 and $1,975, respectively)	(7,243)	(2,644)
Net borrowings	426,557	391,856
Distribution payable	56,514	40,489
Interest payable	2,936	2,181
Management fee payable	2,069	1,878
Payable for unsettled securities purchased	1,344	—
Payable to affiliates	147	160
Accrued organizational and offering expenses	—	61
Other liabilities	828	872
Total liabilities	490,395	437,497
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 82,381,922 and 73,750,032 shares issued and outstanding, respectively	82	74
Paid in capital in excess of par	860,861	771,472
Accumulated undistributed (overdistributed) earnings	4,111	(12,471)
Total net assets	$865,054	$759,075
Total liabilities and net assets	$1,355,449	$1,196,572
Net asset value per share	$10.50	$10.29

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2023	2022	2021
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$135,768	$90,508	$52,512
PIK interest income	6,093	4,089	1,304
Fee income	3,029	4,663	8,768
Total investment income	144,890	99,260	62,584
Expenses
Interest and other financing expenses	29,312	16,724	5,845
Management fee	7,863	7,015	4,618
Administrative expenses	1,160	1,031	681
Professional fees	1,038	1,014	681
Organizational expenses	—	—	18
Other general and administrative expenses	329	304	275
Total expenses	39,702	26,088	12,118
Net investment income before income taxes	105,188	73,172	50,466
Income tax expense, including excise tax	—	—	3
Net investment income	105,188	73,172	50,463
Net realized (losses) gains on investments	(11)	1,260	608
Net change in unrealized appreciation (depreciation) of investments	16,827	(26,988)	(9,963)
Net realized and unrealized gains (losses)	16,816	(25,728)	(9,355)
Net increase in net assets resulting from operations	$122,004	$47,444	$41,108
Earnings per share (basic & diluted)	$1.53	$0.66	$0.97
Weighted average shares of common stock outstanding - basic & diluted (See Note 11)	79,577,910	71,995,717	42,261,286

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Year Ended December 31,
	2023	2022	2021
Increase (decrease) in net assets resulting from operations
Net investment income	$105,188	$73,172	$50,463
Net realized (losses) gains on investments	(11)	1,260	608
Net change in unrealized appreciation (depreciation) of investments	16,827	(26,988)	(9,963)
Net increase in net assets resulting from operations	122,004	47,444	41,108
Capital transactions
Net proceeds from shares of common stock sold	—	—	324,300
Distributions declared to stockholders from net investment income	(105,423)	(72,585)	(51,882)
Reinvestment of distributions	89,398	64,117	19,861
Total net (decrease) increase in net assets resulting from capital transactions	(16,025)	(8,468)	292,279
Net increase in net assets	105,979	38,976	333,387
Net assets at the beginning of the period	759,075	720,099	386,712
Net assets at the end of the period	$865,054	$759,075	$720,099

Capital share activity
Shares of common stock sold	—	—	30,261,530
Shares issued from the reinvestment of distributions	8,631,890	6,010,548	1,829,609
Net increase in shares of common stock outstanding	8,631,890	6,010,548	32,091,139

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$122,004	$47,444	$41,108
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in by operating activities:
Net realized losses (gains) on investments	11	(1,260)	(608)
Net change in unrealized (appreciation) depreciation of investments	(16,827)	26,988	9,963
Amortization of purchase discount	(3,890)	(4,994)	(11,109)
Amortization of deferred financing costs	984	887	896
Non-cash investment income	(5,824)	(3,963)	(1,191)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(230,547)	(310,543)	(802,625)
Proceeds from sales and paydowns of investments	110,507	194,923	206,097
Cash paid for purchase of drawn portion of revolving credit facilities	(466)	(34)	(1,038)
Cash paid on drawn revolving credit facilities	(30,915)	(30,464)	(6,998)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	134	174	553
Cash repayments on drawn revolvers	30,781	25,863	4,895
Interest receivable	(2,883)	(1,596)	(3,446)
Receivable from unsettled securities sold	(2,992)	—	—
Other assets	180	9	(271)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	1,344	(27,781)	(329)
Management fee payable	191	418	778
Interest payable	755	1,535	594
Accrued organizational and offering expenses	(61)	61	—
Payable to affiliates	(13)	46	71
Other liabilities	(48)	379	124
Net cash flows used in operating activities	(27,575)	(81,908)	(562,536)
Cash flows from financing activities
Distributions paid	—	—	(5,811)
Net proceeds from issuance of common stock	—	—	324,300
Repayment of Wells Subscription Line	—	—	(8,000)
Proceeds from Wells Credit Facility	149,000	247,000	458,000
Repayment of Wells Credit Facility	(109,700)	(170,500)	(220,000)
Deferred financing costs paid	(5,579)	(6)	(1,600)
Net cash flows provided by financing activities	33,721	76,494	546,889
Net increase (decrease) in cash and cash equivalents	6,146	(5,414)	(15,647)
Cash and cash equivalents at the beginning of the period	16,012	21,426	37,073
Cash and cash equivalents at the end of the period	$22,158	$16,012	$21,426
Supplemental disclosure of cash flow information
Cash interest paid	$27,189	$13,922	$3,868
Income taxes paid	—	—	23
Non-cash financing activities:
Distributions declared and payable	$56,514	$40,489	$32,021
Value of shares issued in connection with reinvestment of distributions	89,398	64,117	19,861
Accrual for deferred financing costs	4	—	6

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Wealth Enhancement Group, LLC
Financial Services	First Lien(3)	SOFR(Q)	5.75%	11.23%	12/2020	10/2027	$18,304	$18,220	$18,304
	First Lien(3)	SOFR(Q)	5.75%	11.11%	08/2021	10/2027	5,835	5,825	5,835
	First Lien(3)	SOFR(Q)	5.75%	11.23%	06/2021	10/2027	4,910	4,894	4,910
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	11.20%	05/2022	10/2027	2,274	2,269	2,273
							31,323	31,208	31,322	3.62%
Affinipay Midco, LLC
Software	First Lien(2)(3)	SOFR(Q)	5.50%	10.88%	10/2023	06/2028	17,858	17,858	17,858
	First Lien(2)(3)	SOFR(M)	5.50%	10.86%	07/2022	06/2028	7,219	7,186	7,219
	First Lien(2)(3)	SOFR(Q)	5.50%	10.88%	10/2023	06/2028	2,735	2,735	2,735
	First Lien(2)(3)	SOFR(Q)	5.50%	10.88%	10/2023	06/2028	1,785	1,785	1,785
	First Lien(3)	SOFR(Q)	5.50%	10.88%	07/2022	06/2028	1,023	1,013	1,023
							30,620	30,577	30,620	3.54%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)	SOFR(Q)	5.50%	11.00%	02/2020	05/2026	24,103	24,038	24,103
	First Lien(3)	SOFR(Q)	5.50%	11.00%	02/2020	05/2026	5,702	5,684	5,702
							29,805	29,722	29,805	3.45%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(3)	SOFR(Q)	5.50%	11.00%	10/2020	11/2027	19,435	19,254	19,435
	First Lien(3)	SOFR(Q)	5.50%	11.00%	11/2021	11/2027	10,345	10,265	10,345
							29,780	29,519	29,780	3.44%
Associations, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)*	4.00%+2.50%/PIK	12.17%	07/2021	07/2027	15,303	15,260	15,303
	First Lien(3)	SOFR(Q)*	4.00%+2.50%/PIK	12.13%	07/2021	07/2027	3,765	3,754	3,765
	First Lien(3)	SOFR(Q)*	4.00% +2.50%/PIK	12.15%	07/2021	07/2027	3,765	3,753	3,765
	First Lien(3)	SOFR(Q)*	4.00%+2.50%/PIK	12.13%	07/2021	07/2027	2,274	2,267	2,274
	First Lien(3)	SOFR(Q)*	4.00% +2.50%/PIK	12.17%	07/2021	07/2027	1,809	1,803	1,809
	First Lien(2)(3)	SOFR(Q)*	4.00%+2.50%/PIK	12.16%	10/2023	07/2027	1,549	1,542	1,549
	First Lien(3)(4) - Drawn	SOFR(Q)	6.50%	12.14%	07/2021	07/2027	522	522	522
							28,987	28,901	28,987	3.35%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	11/2020	11/2028	23,428	23,333	23,428
	First Lien(3)	SOFR(M)	5.50%	10.96%	11/2020	11/2028	4,619	4,594	4,619
							28,047	27,927	28,047	3.24%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	5.25%	10.80%	03/2022	03/2028	27,682	27,463	27,610
	First Lien(3)(4) - Drawn	P(M)	4.50%	13.00%	03/2022	03/2028	385	396	385
							28,067	27,859	27,995	3.24%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Syndigo LLC
Software	First Lien(2)(3)	SOFR(M)	4.50%	9.97%	12/2020	12/2027	$23,502	$23,188	$23,502
	Second Lien(3)	SOFR(M)	8.00%	13.48%	12/2020	12/2028	4,000	3,978	4,000
							27,502	27,166	27,502	3.18%
iCIMS, Inc.
Software	First Lien(2)(3)	SOFR(Q)*	3.38% +3.88%/PIK	12.62%	08/2022	08/2028	20,430	20,293	20,579
	First Lien(3)	SOFR(Q)	7.25%	12.62%	10/2022	08/2028	5,126	5,088	5,177
	First Lien(3)(4) - Drawn	SOFR(Q)	6.75%	12.10%	08/2022	08/2028	312	313	312
							25,868	25,694	26,068	3.01%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	12/2020	12/2026	17,567	17,468	17,567
	First Lien(3)	SOFR(M)	5.50%	10.96%	12/2020	12/2026	5,318	5,286	5,318
	First Lien(3)	SOFR(M)	5.50%	10.96%	01/2022	12/2026	2,589	2,573	2,589
							25,474	25,327	25,474	2.94%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)	SOFR(M)	5.50%	10.86%	12/2021	12/2028	23,401	23,221	23,401
	First Lien(2)(3)	SOFR(M)	5.50%	10.86%	05/2022	12/2028	1,481	1,470	1,481
							24,882	24,691	24,882	2.88%
Diamondback Acquisition, Inc.
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	09/2021	09/2028	24,821	24,640	24,474	2.83%
AAH Topco, LLC
Consumer Services	First Lien(3)	SOFR(M)	5.50%	10.96%	12/2021	12/2027	11,748	11,674	11,749
	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	12/2021	12/2027	11,636	11,552	11,636
							23,384	23,226	23,385	2.70%
Kaseya Inc.
Software	First Lien(2)(3)	SOFR(Q)*	3.50%+2.50%/PIK	11.38%	06/2022	06/2029	22,714	22,550	22,714
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.86%	06/2022	06/2029	346	344	346
	First Lien(3)(4) - Drawn	SOFR(Q)*	3.50% +2.50%/PIK	11.38%	06/2022	06/2029	84	89	84
							23,144	22,983	23,144	2.68%
PDQ.com Corporation
Software	First Lien(3)	SOFR(Q)	5.21%	10.66%	09/2021	08/2027	13,225	13,181	13,225
	First Lien(3)	SOFR(Q)	5.21%	10.66%	09/2021	08/2027	9,060	9,029	9,060
	First Lien(2)(3)	SOFR(Q)	5.75%	11.18%	10/2023	08/2027	704	698	704
							22,989	22,908	22,989	2.66%
Diligent Corporation
Software	First Lien(2)(3)	SOFR(Q)	6.25%	11.78%	08/2020	08/2025	14,596	14,530	14,310
	First Lien(2)(3)	SOFR(Q)	5.75%	11.28%	03/2021	08/2025	5,525	5,514	5,396
	First Lien(3)(4) - Drawn	SOFR(Q)	6.25%	11.76%	08/2020	08/2025	1,279	1,286	1,254
	First Lien(3)	SOFR(Q)	6.25%	11.78%	08/2020	08/2025	1,221	1,216	1,197
	First Lien(3)	SOFR(Q)	6.25%	11.78%	08/2020	08/2025	770	766	755
	First Lien(2)(3)	SOFR(Q)	5.75%	11.28%	03/2021	08/2025	41	40	40
							23,432	23,352	22,952	2.65%
Anaplan, Inc.
Software	First Lien(2)(3)	SOFR(Q)	6.50%	11.85%	06/2022	06/2029	22,941	22,749	22,941	2.65%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)	SOFR(Q)	6.00%	11.48%	09/2021	09/2028	22,907	22,738	22,907	2.65%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Thermostat Purchaser III, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	4.50%	10.04%	08/2021	08/2028	$18,665	$18,632	$18,423
	First Lien(3)	SOFR(Q)	4.50%	10.04%	08/2021	08/2028	3,357	3,348	3,314
							22,022	21,980	21,737	2.51%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	3.50%+2.75%/PIK	11.70%	12/2021	12/2028	21,361	21,208	20,271
	First Lien(3)	SOFR(Q)*	3.50% +2.75%/PIK	11.70%	12/2021	12/2028	1,110	1,108	1,054
							22,471	22,316	21,325	2.47%
Eisner Advisory Group LLC
Financial Services	First Lien(2)	SOFR(M)	5.25%	10.72%	08/2021	07/2028	19,455	19,360	19,504
	First Lien	SOFR(M)	5.25%	10.72%	08/2021	07/2028	1,646	1,640	1,650
							21,101	21,000	21,154	2.45%
Notorious Topco, LLC
Consumer Products	First Lien(2)(3)	SOFR(Q)	6.75%	12.28%	11/2021	11/2027	20,840	20,729	19,302
	First Lien(3)	SOFR(Q)	6.75%	12.28%	11/2021	11/2027	1,816	1,807	1,682
	First Lien(3)(4) - Drawn	SOFR(Q)	6.75%	12.28%	11/2021	05/2027	123	127	114
							22,779	22,663	21,098	2.44%
Avalara, Inc.
Software	First Lien(3)	SOFR(Q)	7.25%	12.60%	10/2022	10/2028	20,012	19,799	20,012	2.31%
Recorded Future, Inc.
Software	First Lien(2)(3)	SOFR(M)	5.25%	10.71%	12/2021	07/2025	7,350	7,333	7,350
	First Lien(2)(3)	SOFR(M)	5.25%	10.71%	08/2020	07/2025	5,700	5,680	5,700
	First Lien(3)	SOFR(M)	5.25%	10.71%	08/2020	07/2025	4,063	4,038	4,063
	First Lien(2)(3)	SOFR(M)	5.25%	10.71%	01/2022	07/2025	2,467	2,458	2,467
							19,580	19,509	19,580	2.26%
GraphPAD Software, LLC
Healthcare	First Lien(2)(3)	SOFR(S)	5.50%	11.22%	12/2021	04/2027	9,105	9,074	9,105
	First Lien(2)(3)	SOFR(S)	5.50%	11.19%	04/2021	04/2027	6,825	6,804	6,825
	First Lien(3)	SOFR(S)	5.50%	11.13%	12/2021	04/2027	2,068	2,061	2,068
	First Lien(2)(3)	SOFR(S)	5.50%	11.22%	10/2021	04/2027	1,049	1,046	1,049
	First Lien(3)(4) - Drawn	P(Q)	5.00%	13.50%	04/2021	04/2027	500	500	500
							19,547	19,485	19,547	2.26%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	5.75%	11.20%	08/2021	08/2028	16,692	16,570	16,386
	First Lien(3)	SOFR(Q)	5.75%	11.20%	08/2021	08/2028	1,757	1,753	1,725
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	11.20%	08/2021	08/2027	1,168	1,162	1,147
							19,617	19,485	19,258	2.23%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	5.25%	10.71%	12/2021	12/2028	17,513	17,412	17,513
	First Lien(3)(4) - Drawn	P(Q)	4.25%	12.75%	12/2021	12/2027	1,240	1,238	1,240
							18,753	18,650	18,753	2.17%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)	SOFR(Q)	5.75%	11.23%	10/2021	10/2028	11,516	11,430	11,319
	First Lien(2)(3)	SOFR(Q)	5.75%	11.23%	12/2021	10/2028	7,238	7,183	7,114
							18,754	18,613	18,433	2.13%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)	SOFR(Q)	5.50%	10.95%	10/2021	10/2028	$12,154	$12,064	$12,077
	First Lien(3)	SOFR(Q)	5.50%	10.95%	10/2021	10/2028	5,081	5,049	5,048
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.95%	10/2021	10/2027	86	91	86
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.98%	06/2022	10/2028	83	82	83
	First Lien(3)	SOFR(Q)	5.50%	10.95%	10/2021	10/2028	48	44	48
							17,452	17,330	17,342	2.00%
MRI Software LLC
Software	First Lien(2)(3)	SOFR(Q)	5.50%	10.95%	01/2020	02/2027	10,805	10,782	10,777
	First Lien(2)(3)	SOFR(Q)	5.50%	10.95%	03/2021	02/2027	3,064	3,061	3,056
	First Lien(3)	SOFR(Q)	5.50%	10.95%	03/2021	02/2027	2,867	2,862	2,859
	First Lien(3)	SOFR(Q)	5.50%	10.95%	01/2020	02/2027	312	312	311
							17,048	17,017	17,003	1.97%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)	SOFR(Q)	5.75%	11.25%	12/2021	12/2027	8,939	8,875	8,795
	First Lien(3)	SOFR(Q)	5.75%	11.28%	12/2021	12/2027	3,001	2,979	2,952
	First Lien(3)	SOFR(Q)	5.75%	11.25%	12/2021	12/2027	2,982	2,960	2,934
	First Lien(3)(4) - Drawn	SOFR(Q)	6.00%	11.52%	07/2022	12/2027	1,528	1,516	1,515
	First Lien(3)(4) - Drawn	SOFR(M)	5.75%	11.26%	12/2021	12/2027	274	275	269
							16,724	16,605	16,465	1.90%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)	SOFR(Q)	5.50%	11.04%	05/2022	09/2027	14,752	14,642	14,752
	First Lien(3)	SOFR(Q)	5.50%	11.04%	05/2022	09/2027	1,118	1,117	1,118
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	11.02%	05/2022	09/2027	469	467	469
							16,339	16,226	16,339	1.89%
Granicus, Inc.
Software	First Lien(2)(3)	SOFR(Q)*	5.50%+1.50%/PIK	12.48%	01/2021	01/2027	10,681	10,635	10,681
	First Lien(3)	SOFR(Q)*	5.50%+1.50%/PIK	12.48%	01/2021	01/2027	2,991	2,978	2,991
	First Lien(3)	SOFR(Q)	6.00%	11.48%	04/2021	01/2027	2,271	2,258	2,271
	First Lien(3)(4) - Drawn	SOFR(M)	6.50%	11.96%	01/2021	01/2027	252	254	252
							16,195	16,125	16,195	1.87%
Project Essential Bidco, Inc.
Software	First Lien(2)(3)	SOFR(Q)*	3.00% +3.25%/PIK	11.78%	04/2021	04/2028	17,393	17,291	16,089	1.86%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(3)	SOFR(M)*	3.50%+2.75%/PIK	11.72%	12/2021	11/2028	16,114	15,969	16,114	1.86%
Pioneer Topco I, L.P. (6)
Pioneer Buyer I, LLC
Software	First Lien(3)	SOFR(Q)*	7.00%/PIK	12.35%	11/2021	11/2028	14,048	13,965	14,048
	First Lien(3)	SOFR(Q)*	7.00%/PIK	12.35%	03/2022	11/2028	1,925	1,914	1,925
							15,973	15,879	15,973	1.85%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foundational Education Group, Inc.
Education	First Lien(2)(3)	SOFR(Q)	4.25%	9.89%	08/2021	08/2028	$9,285	$9,252	$9,285
	Second Lien(2)(3)	SOFR(Q)	6.50%	12.14%	08/2021	08/2029	6,488	6,463	6,372
							15,773	15,715	15,657	1.81%
Enverus Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	5.50%	10.86%	12/2023	12/2029	15,097	14,983	14,983	1.73%
Businessolver.com, Inc.
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	12/2021	12/2027	14,599	14,555	14,599
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.96%	12/2021	12/2027	349	349	349
							14,948	14,904	14,948	1.73%
Oranje Holdco, Inc.
Education	First Lien(3)	SOFR(Q)	7.50%	12.88%	01/2023	02/2029	14,453	14,293	14,454	1.67%
Sierra Enterprises, LLC
Food & Beverage	First Lien	SOFR(Q)*	2.50% +4.25%/PIK	12.13%	07/2023	05/2027	15,531	13,425	14,405	1.67%
RealPage, Inc.
Software	Second Lien	SOFR(M)	6.50%	11.97%	02/2021	04/2029	13,612	13,536	13,646	1.58%
Coupa Holdings, LLC
Software	First Lien(2)(3)	SOFR(M)	7.50%	12.86%	02/2023	02/2030	13,366	13,213	13,502	1.56%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)	SOFR(M)	5.25%	10.61%	05/2022	05/2029	10,000	9,918	10,000
	First Lien(2)(3)	SOFR(M)	5.75%	11.11%	10/2023	05/2029	3,015	2,986	3,015
							13,015	12,904	13,015	1.50%
CentralSquare Technologies, LLC
Software	First Lien(2)	SOFR(Q)	3.75%	9.25%	04/2020	08/2025	13,233	12,397	12,832	1.48%
Relativity ODA LLC
Software	First Lien(3)	SOFR(M)	6.50%	11.96%	05/2021	05/2027	12,414	12,332	12,414	1.44%
Geo Parent Corporation
Business Services	First Lien(2)(3)	SOFR(S)	5.25%	10.80%	05/2020	12/2028	11,952	11,823	11,952	1.38%
Nielsen Consumer Inc.**
Business Services	First Lien(2)	SOFR(M)	6.25%	11.61%	02/2023	03/2028	12,138	11,406	11,906	1.38%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	5.50%	11.00%	09/2021	09/2027	11,220	11,144	10,934
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.96%	09/2021	09/2027	574	574	559
							11,794	11,718	11,493	1.33%
Daxko Acquisition Corporation
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	10/2021	10/2028	10,335	10,258	10,335
	First Lien(3)	SOFR(M)	5.50%	10.96%	10/2021	10/2028	871	866	871
	First Lien(3)(4) - Drawn	P(Q)	4.50%	13.00%	10/2021	10/2027	52	55	52
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.96%	10/2021	10/2028	52	50	52
							11,310	11,229	11,310	1.31%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)	SOFR(M)	5.75%	11.20%	06/2022	06/2028	11,448	11,448	11,242	1.30%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Bullhorn, Inc.
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	09/2020	09/2026	$9,555	$9,519	$9,555
	First Lien(3)	SOFR(M)	5.50%	10.96%	09/2020	09/2026	1,218	1,217	1,218
							10,773	10,736	10,773	1.25%
Snap One Holdings Corp.**
Distribution & Logistics	First Lien(2)	SOFR(Q)	4.50%	10.00%	11/2021	12/2028	10,983	10,943	10,763	1.24%
CFS Management, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)*	6.25% +0.75%/PIK	12.61%	09/2021	07/2024	8,638	8,628	7,547
	First Lien(3)	SOFR(Q)*	6.25%+0.75%/PIK	12.61%	09/2021	07/2024	3,300	3,296	2,883
							11,938	11,924	10,430	1.21%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)	SOFR(M)	6.00%	11.46%	04/2022	08/2028	7,122	7,078	7,122
	First Lien(3)	SOFR(M)	6.00%	11.46%	04/2022	08/2028	2,488	2,472	2,488
	First Lien(3)(4) - Drawn	SOFR(M)	6.00%	11.46%	07/2023	08/2028	456	512	456
	First Lien(3)	SOFR(M)	6.00%	11.46%	08/2021	08/2028	67	66	67
							10,133	10,128	10,133	1.17%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second Lien(2)(3)	SOFR(M)	6.75%	12.22%	11/2021	12/2029	10,000	9,960	9,698	1.12%
RXB Holdings, Inc.
Healthcare	First Lien(2)	SOFR(M)	4.50%	9.97%	07/2021	12/2027	6,286	6,275	6,274
	First Lien(2)(3)	SOFR(M)	5.25%	10.61%	06/2023	12/2027	3,407	3,330	3,407
							9,693	9,605	9,681	1.12%
Infogain Corporation
Business Services	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	07/2021	07/2028	6,039	6,007	6,039
	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	07/2022	07/2028	3,549	3,520	3,549
	Subordinated(3)	SOFR(Q)	8.25%	13.70%	07/2022	07/2029	1	1	1
							9,589	9,528	9,589	1.11%
Xactly Corporation
Software	First Lien(3)	SOFR(Q)	7.25%	12.74%	06/2020	07/2025	9,449	9,269	9,449	1.09%
CoreTrust Purchasing Group LLC
Business Services	First Lien(3)	SOFR(M)	6.75%	12.11%	09/2022	10/2029	9,104	8,986	9,104	1.05%
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	08/2021	08/2028	7,367	7,315	7,191
	First Lien(3)	SOFR(M)	5.50%	10.96%	08/2021	08/2028	1,306	1,302	1,275
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.96%	08/2021	08/2028	467	458	456
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.96%	08/2021	08/2027	118	120	115
							9,258	9,195	9,037	1.04%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	6.09%	11.64%	03/2021	03/2028	7,401	7,327	7,353
	First Lien(3)(4) - Drawn	SOFR(Q)	6.09%	11.62%	03/2021	03/2028	1,535	1,530	1,525
							8,936	8,857	8,878	1.03%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)	SOFR(S)	5.08%	10.43%	10/2023	12/2028	$2,876	$2,862	$2,876
	First Lien(2)(3)	SOFR(S)	5.08%	10.43%	10/2023	12/2028	2,599	2,586	2,599
	First Lien(2)(3)	SOFR(S)	5.08%	10.43%	07/2023	12/2028	1,025	1,020	1,025
	First Lien(3)	SOFR(S)	5.08%	10.43%	07/2023	12/2028	1,134	1,123	1,134
							7,634	7,591	7,634	0.88%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3)	SOFR(M)	5.00%	10.36%	11/2023	11/2030	7,584	7,546	7,546	0.87%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)	SOFR(M)	6.00%	11.36%	10/2023	11/2030	7,373	7,300	7,375	0.85%
OEConnection LLC
Software	Second Lien(2)(3)	SOFR(M)	7.00%	12.46%	01/1900	09/2027	7,360	7,308	7,360	0.85%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	6.41%	11.75%	03/2021	04/2028	6,276	6,245	6,088
	First Lien(3)	SOFR(Q)	6.41%	11.75%	03/2021	04/2028	520	516	504
	First Lien(3)	SOFR(Q)	6.41%	11.75%	03/2021	04/2028	357	356	347
	First Lien(3)	SOFR(Q)	6.50%	11.85%	12/2022	04/2028	243	240	236
							7,396	7,357	7,175	0.83%
Maverick Bidco Inc.
Software	Second Lien(3)	SOFR(Q)	6.75%	12.28%	04/2021	05/2029	6,800	6,786	6,693	0.77%
Project Alpha Intermediate Holding, Inc.
Software	First Lien(2)	SOFR(M)	4.75%	10.11%	10/2023	10/2030	6,500	6,372	6,554	0.76%
Power Grid Holdings, Inc.
Business Products	First Lien(2)(3)	SOFR(Q)	4.75%	10.14%	11/2023	12/2030	6,407	6,342	6,343
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	10.12%	11/2023	12/2030	76	75	75
							6,483	6,417	6,418	0.74%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)	SOFR(S)	5.75%	11.29%	06/2021	06/2027	4966	4934	4966
	First Lien(3)(4) - Drawn	SOFR(S)	5.75%	11.19%	06/2021	06/2027	1314	1,305	1,314
							6,280	6,239	6,280	0.73%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First Lien(2)	SOFR(Q)	6.00%	11.53%	03/2020	02/2026	5,319	5,308	5,319
	First Lien(2)	SOFR(Q)	8.00%	13.54%	10/2020	08/2026	957	952	957
							6,276	6,260	6,276	0.73%
CommerceHub, Inc.
Software	First Lien(3)	SOFR(Q)	6.25%	11.79%	06/2023	12/2027	6,053	5,704	6,054	0.70%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)	SOFR(Q)*	6.75% +2.00%/PIK	14.10%	07/2021	07/2027	5,462	5,423	5,224
	First Lien(3)(4) - Drawn	SOFR(M)*	6.75%+2.00%/PIK	14.11%	07/2021	07/2026	608	605	581
							6,070	6,028	5,805	0.67%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)	SOFR(M)	5.25%	10.71%	02/2020	02/2026	5,764	5,752	5,764	0.67%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)	SOFR(M)	6.75%	12.22%	05/2021	05/2029	$6,000	$5,971	$5,693	0.66%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	5.25%	10.73%	10/2021	10/2028	4,338	4,306	4,253
	First Lien(3)	SOFR(Q)	5.25%	10.73%	06/2022	10/2028	744	738	729
	First Lien(3)	SOFR(Q)	5.25%	10.76%	10/2021	10/2028	497	493	487
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	11.23%	11/2023	10/2028	12	12	12
							5,591	5,549	5,481	0.63%
Aretec Group, Inc.
Financial Services	First Lien(2)	SOFR(M)	4.50%	9.96%	10/2023	08/2030	5,449	5,286	5,454	0.63%
Ncontracts, LLC
Software	First Lien(2)	SOFR(S)	6.50%	11.80%	12/2023	12/2029	5,442	5,374	5,374	0.62%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)	SOFR(M)	5.50%	10.86%	12/2021	12/2028	3,567	3,540	3,531
	First Lien(3)	SOFR(M)	5.50%	10.86%	12/2021	12/2028	1,399	1,391	1,385
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.86%	12/2021	12/2028	113	116	112
							5,079	5,047	5,028	0.58%
DS Admiral Bidco, LLC
Software	First Lien(3)	SOFR(Q)	7.00%	12.35%	12/2022	03/2028	4,857	4,791	4,917	0.57%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)	SOFR(M)	5.25%	10.75%	09/2021	09/2027	3,669	3,656	3,669
	First Lien(3)	SOFR(M)	5.25%	10.75%	09/2021	09/2027	819	817	819
	First Lien(3)(4) - Drawn	P(Q)	4.25%	12.75%	09/2021	09/2027	249	249	249
							4,737	4,722	4,737	0.55%
USRP Holdings, Inc.
Business Services	First Lien(2)(3)	SOFR(S)	5.75%	11.18%	07/2021	07/2027	3,624	3,600	3,624
	First Lien(3)	SOFR(S)	5.75%	11.18%	07/2021	07/2027	472	469	472
	First Lien(3)(4) - Drawn	SOFR(S)	5.75%	11.18%	07/2023	07/2027	393	406	393
							4,489	4,475	4,489	0.52%
Community Brands ParentCo, LLC
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	02/2022	02/2028	4,609	4,575	4,485	0.52%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	3.38% +3.38%/PIK	12.28%	02/2022	02/2028	4,223	4,192	4,187
	First Lien(2)(3)(4) - Drawn	SOFR(Q)*	3.38% +3.38%/PIK	12.28%	02/2022	02/2028	191	191	190
							4,414	4,383	4,377	0.51%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(3)	SOFR(M)	5.75%	11.22%	09/2021	09/2028	2,564	2,548	2,521
	First Lien(3)	SOFR(M)	5.75%	11.22%	09/2021	09/2028	1,812	1,794	1,782
	First Lien(3)(4) - Drawn	SOFR(M)	5.75%	11.22%	09/2021	09/2027	73	74	71
							4,449	4,416	4,374	0.51%
Houghton Mifflin Harcourt Company
Education	First Lien(2)	SOFR(M)	5.25%	10.71%	10/2023	04/2029	4,434	4,179	4,357	0.50%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Calabrio, Inc.
Software	First Lien	SOFR(M)	7.13%	12.48%	04/2021	04/2027	$3,986	$3,968	$3,946
	First Lien(4) - Drawn	SOFR(M)	7.13%	12.48%	04/2021	04/2027	274	274	272
							4,260	4,242	4,218	0.49%
Bluefin Holding, LLC
Software	First Lien(2)(3)	SOFR(S)	7.25%	12.72%	09/2023	09/2029	4,128	4,078	4,076	0.47%
Greenway Health, LLC
Healthcare	First Lien(2)	SOFR(S)	6.75%	11.93%	12/2023	04/2029	4,127	4,065	4,065	0.47%
Appriss Health, LLC
Healthcare	First Lien(3)	SOFR(Q)	6.75%	12.32%	05/2021	05/2027	4,022	3,997	4,022	0.46%
YLG Holdings, Inc.
Business Services	First Lien(3)	SOFR(Q)	5.00%	10.48%	10/2021	10/2025	3,727	3,713	3,727
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.99%	10/2021	10/2025	248	240	248
							3,975	3,953	3,975	0.46%
Convey Health Solutions, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	5.25%	10.70%	02/2022	09/2026	4,488	4,445	3,956	0.46%
STATS Intermediate Holdings, LLC**
Business Services	First Lien(2)	SOFR(Q)	5.25%	10.88%	08/2021	07/2026	3,891	3,891	3,799	0.44%
Radwell Parent, LLC
Distribution & Logistics	First Lien(3)	SOFR(Q)	6.75%	12.10%	11/2022	04/2029	3,717	3,668	3,717
	First Lien(3)(4) - Drawn	SOFR(Q)	6.75%	12.10%	11/2022	04/2028	56	56	56
							3,773	3,724	3,773	0.44%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	5.75%	11.10%	10/2023	10/2030	3,328	3,296	3,295	0.38%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	6.00%	11.40%	05/2022	05/2029	2,850	2,827	2,827
	First Lien(3)(4) - Drawn	SOFR(S)	6.00%	11.39%	05/2022	05/2029	253	255	251
	First Lien(3)(4) - Drawn	SOFR(S)	6.00%	11.42%	05/2022	05/2028	14	15	14
							3,117	3,097	3,092	0.36%
Quartz Holding Company
Software	Second Lien(2)(3)	SOFR(M)	8.00%	13.46%	10/2020	04/2027	3,000	2,991	3,000	0.35%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	5.75%	11.41%	06/2021	06/2028	2,832	2,802	2,718
	First Lien(3)(4) - Drawn	SOFR(M)	4.00%	9.46%	06/2021	06/2026	31	32	30
	First Lien(3)	SOFR(Q)	5.75%	11.41%	06/2021	06/2028	22	22	21
							2,885	2,856	2,769	0.32%
eResearchTechnology, Inc.
Healthcare	First Lien(2)	SOFR(M)	4.50%	9.97%	01/2021	02/2027	2,453	2,453	2,454	0.28%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	6.00%	11.46%	10/2022	10/2029	2,500	2,110	2,408	0.28%
Project Power Buyer, LLC
Software	First Lien(3)	SOFR(Q)	7.00%	12.35%	01/2023	05/2026	2,309	2,284	2,309	0.27%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Next Holdco, LLC
Healthcare	First Lien(2)(3)	SOFR(M)	6.00%	11.37%	11/2023	11/2030	$2,288	$2,271	$2,271	0.26%
More cowbell II LLC
Business Services	First Lien(2)(3)	SOFR(S)	6.00%	11.48%	08/2023	09/2030	2,131	2,116	2,115
	First Lien(3)(4) - Drawn	SOFR(Q)	6.00%	11.37%	08/2023	09/2029	56	55	55
							2,187	2,171	2,170	0.25%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(3)	SOFR(Q)	3.50%	9.14%	09/2022	08/2024	2,468	2,054	1,481
	First Lien	SOFR(M)	9.50%	14.98%	12/2023	05/2024	157	157	157
							2,625	2,211	1,638	0.19%
KENG Acquisition, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	6.25%	11.60%	08/2023	08/2029	1,207	1,193	1,192
	First Lien(3)(4) - Drawn	SOFR(Q)	6.25%	11.60%	08/2023	08/2029	150	150	148
	First Lien(3)(4) - Drawn	SOFR(Q)	6.25%	11.60%	08/2023	08/2029	37	36	36
							1,394	1,379	1,376	0.16%
AWP Group Holdings, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	5.50%	10.95%	08/2023	12/2029	1,297	1,285	1,284
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.95%	08/2023	12/2029	57	57	57
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.95%	08/2023	12/2029	33	33	33
							1,387	1,375	1,374	0.16%
Virtusa Corporation
Business Services	Subordinated	FIXED(S)	7.13%	7.13%	09/2022	12/2028	1,370	1,083	1,177	0.14%
Total Funded Debt Investments - United States							$1,332,417	$1,318,986	$1,317,902	152.35%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(3)	SOFR(M)	7.25%	12.61%	12/2022	12/2029	$2,245	$2,215	$2,245
	First Lien	SOFR(M)	6.75%	12.11%	12/2023	12/2029	874	866	866
							3,119	3,081	3,111	0.36%
Funded Debt Investments - Australia							$3,119	$3,081	$3,111	0.36%
Total Funded Debt Investments							$1,335,536	$1,322,067	$1,321,013	152.71%
Equity - United States
Pioneer Topco I, L.P.
Software	Ordinary Shares(3)(6)	—	—	—	11/2021	—	10	$—	$—	—%
Total Shares - United States								—	—	—%
Total Shares								—	—	—%
Total Funded Investments								$1,322,067	$1,321,013	152.71%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United States
Coupa Holdings, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2023	08/2024	$1,193	$—	$12
	First Lien(3)(4) - Undrawn	—	—	—	02/2023	02/2029	914	(10)	—
							2,107	(10)	12	—%
PetVet Care Centers, LLC
Consumer Services	First Lien(4) - Undrawn	—	—	—	10/2023	11/2025	962	—	—
	First Lien(4) - Undrawn	—	—	—	10/2023	11/2029	962	(9)	—
							1,924	(9)	—	—%
Businessolver.com, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2024	1,886	—	—	—%
Ocala Bidco, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	12/2021	05/2024	1,630	—	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	09/2023	09/2025	5,964	—	—	—%
YLG Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	10/2021	12/2024	2,430	—	—	—%
Safety Borrower Holdings LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	83	—	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First Lien(4) - Undrawn	—	—	—	03/2020	02/2025	395	—	—	—%
Wealth Enhancement Group, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2024	408	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2021	10/2027	516	(1)	—
							924	(1)	—	—%
Project Power Buyer, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2023	05/2025	120	(1)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	02/2020	02/2026	701	(1)	—	—%
Appriss Health, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2027	271	(2)	—	—%
Affinipay Midco, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2022	06/2028	273	(2)	—	—%
Bullhorn, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2020	09/2026	693	(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

GraphPAD Software, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	04/2021	04/2027	$500	$(3)	$—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2024	382	—	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2027	484	(3)	—
							866	(3)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	11/2022	04/2028	225	(3)	—	—%
Associations, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2027	955	(5)	—	—%
Infogain Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2026	1,236	(5)	—	—%
Recorded Future, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2020	07/2025	1,202	(5)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2020	05/2026	1,918	(5)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2028	844	(6)	—	—%
Granicus, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2021	01/2027	955	(7)	—	—%
Daxko Acquisition Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2021	04/2024	364	—	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2027	731	(7)	—
							1,095	(7)	—	—%
Relativity ODA LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2027	1,061	(7)	—	—%
Xactly Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2020	07/2025	551	(9)	—	—%
PDQ.com Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2025	458	—	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2021	08/2027	2,458	(9)	—
							2,916	(9)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	3,099	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,413	(9)	—
							4,512	(9)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

IG Investments Holdings, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	$1,825	$(12)	$—	—%
Foreside Financial Group, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2022	09/2027	508	(5)	—
	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2024	2,124	(7)	—
							2,632	(12)	—	—%
KWOR Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,644	(12)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2021	11/2027	2,045	(13)	—	—%
iCIMS, Inc.
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	08/2022	08/2024	4,177	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2022	08/2028	1,558	(14)	—
							5,735	(14)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2022	09/2024	1,339	—	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2022	10/2029	1,339	(17)	—
							2,678	(17)	—	—%
Kaseya Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2029	1,028	(8)	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2024	1,288	(10)	—
							2,316	(18)	—	—%
Allworth Financial Group, L.P.
	First Lien(3)(4) - Undrawn	—	—	—	12/2020	12/2026	3,507	(18)	—	—%
Oranje Holdco, Inc.
Education	First Lien(3)(4) - Undrawn	—	—	—	01/2023	02/2029	1,807	(19)	—	—%
Avalara, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2022	10/2028	2,001	(20)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2027	288	(2)	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2023	07/2025	1,119	(20)	—
							1,407	(22)	—	—%
OA Buyer, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2028	3,041	(22)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	11/2021	11/2026	2,275	(33)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Zone Climate Services, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	03/2022	03/2028	$4,012	$(40)	$—	—%
GC Waves Holdings, Inc.
	First Lien(3)(4) - Undrawn	—	—	—	07/2023	12/2024	4,543	(57)	—	—%
Next Holdco, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	587	—	—
	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2029	220	(2)	(2)
							807	(2)	(2)	(0.00)%
More cowbell II LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	09/2025	232	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	09/2029	246	(2)	(2)
							478	(2)	(2)	(0.00)%
Calabrio, Inc.
Software	First Lien(4) - Undrawn	—	—	—	04/2021	04/2027	206	(2)	(2)	(0.00)%
Brave Parent Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2023	05/2025	862	—	—
	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2030	431	(2)	(2)
							1,293	(2)	(2)	(0.00)%
MRI Software LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2025	2,199	—	—
	First Lien(3)(4) - Undrawn	—	—	—	01/2020	02/2027	1,000	(3)	(3)
							3,199	(3)	(3)	(0.00)%
DECA Dental Holdings LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	08/2021	08/2027	180	(2)	(3)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	291	(3)	(5)	(0.00)%
Bluefin Holding, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2023	09/2029	407	(5)	(5)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2028	330	(3)	(3)
	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2024	433	(4)	(3)
							763	(7)	(6)	(0.00)%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	02/2022	02/2024	125	—	(1)
	First Lien(3)(4) - Undrawn	—	—	—	02/2022	02/2028	603	(4)	(5)
							728	(4)	(6)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Ncontracts, LLC
Software	First Lien(4) - Undrawn	—	—	—	12/2023	12/2025	$502	$—	$—
	First Lien(4) - Undrawn	—	—	—	12/2023	12/2029	502	(6)	(6)
							1,004	(6)	(6)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2026	147	(2)	(6)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2026	192	(3)	(7)	(0.00)%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	376	(3)	(4)
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	09/2024	348	(3)	(3)
							724	(6)	(7)	(0.00)%
Healthspan Buyer, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2030	799	(8)	(8)	(0.00)%
Enverus Holdings, Inc.
Business Services	First Lien(4) - Undrawn	—	—	—	12/2023	12/2025	755	—	—
	First Lien(4) - Undrawn	—	—	—	12/2023	12/2029	1,149	(9)	(9)
							1,904	(9)	(9)	(0.00)%
AWP Group Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	12/2029	209	(2)	(2)
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2025	667	—	(7)
							876	(2)	(9)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	1,019	—	(10)	(0.00)%
KENG Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2029	293	(4)	(4)
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2025	764	(2)	(10)
							1,057	(6)	(14)	(0.00)%
Power Grid Holdings, Inc.
Business Products	First Lien(3)(4) - Undrawn	—	—	—	11/2023	12/2030	1,435	(14)	(14)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	07/2022	07/2024	417	—	(3)
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	943	(9)	(15)
							1,360	(9)	(18)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2028	1,078	—	(19)	(0.00)%
Diligent Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2020	08/2025	1,090	(14)	(21)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Community Brands ParentCo, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2022	02/2028	$276	$(2)	$(7)
	First Lien(3)(4) - Undrawn	—	—	—	02/2022	02/2024	552	—	(15)
							828	(2)	(22)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	910	(9)	(23)	(0.00)%
Fortis Solutions Group, LLC
Packaging	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2027	1,636	(16)	(10)
	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2024	2,670	—	(17)
							4,306	(16)	(27)	(0.00)%
ACI Group Holdings, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	08/2021	08/2027	669	(7)	(16)
	First Lien(3)(4) - Undrawn	—	—	—	08/2021	08/2024	973	—	(23)
							1,642	(7)	(39)	(0.00)%
Notorious Topco, LLC
Consumer Products	First Lien(3)(4) - Undrawn	—	—	—	11/2021	05/2027	1,721	(13)	(127)	(0.01)%
Project Essential Bidco, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2021	04/2027	2,241	(11)	(168)	(0.02)%
Total Unfunded Debt Investments - United States							$112,390	$(609)	$(578)	(0.07)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2022	12/2028	$208	$(3)	$—	—%
Total Unfunded Debt Investments - Australia							$208	$(3)	$—	—%
Total Unfunded Debt Investments							$112,598	$(612)	$(578)	(0.07)%
Total Non-Controlled/Non-Affiliated Investments								$1,321,455	$1,320,435	152.64%
Total Investments								$1,321,455	$1,320,435	152.64%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Prime Rate (P), the Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023

(in thousands, except shares)
(6)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds a first lien term loan and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
*    All or a portion of interest contains payment-in kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2023, 2.18% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands)

	December 31, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	95.45%
Second lien	4.46%
Subordinated	0.09%
Equity and other	—%	(1)
Total investments	100.00%

(1)As of December 31, 2023, equity and other investments made up less than 0.01% of total investments.

December 31, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	40.53%
Business Services	22.92%
Healthcare	15.52%
Financial Services	7.46%
Consumer Services	3.91%
Education	2.61%
Distribution & Logistics	1.66%
Consumer Products	1.59%
Packaging	1.31%
Food & Beverage	1.09%
Specialty Chemicals & Materials	0.91%
Business Products	0.49%
Total investments	100.00%

December 31, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	99.91%
Fixed rates	0.09%
Total investments	100.00%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

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
(2)Investment is pledged as collateral for the Wells Credit Facility, a revolving credit facility among the Investment Adviser as collateral manager, NMF SLF I SPV, L.L.C. ("SLF I SPV") as the borrower, the Company as equity holder and seller, Wells Fargo Bank, National Association as the administrative agent, and collateral custodian and each of the lenders from time to time thereto. See Note 6. Borrowings, for details.
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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S), or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2022.
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
December 31, 2023
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
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority owner. New Mountain Capital is a global investment firm with approximately $50 billion assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of its common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any Private Offering, each investor will make a capital commitment (a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with the Company. Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. The Company commenced its loan origination and investment activities on the date it issued shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"), which occurred on February 18, 2020 (the "Initial Closing Date").The Company may conduct subsequent closings at times during its investment period (the "Investment Period"), which commenced on the Initial Closing Date and initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30, 2023, the Investment Period was automatically extended for an additional one year period to September 30, 2024. Pursuant to the subscription agreement entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. On October 6, 2022, the Company established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary. As of December 31, 2023 and December 31, 2022, there were no assets in SLF I Opportunistic SPV.
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
The Company primarily invests in senior secured debt of U.S. sponsor-backed, middle market companies. We define middle market companies as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The Company focuses on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
Senior secured loans may include traditional first lien loans or unitranche loans. The Company invests a significant portion of its portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. As of December 31, 2023, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services.
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
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Consolidated Statements of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Consolidated Statements of Operations as "Net realized (losses) gains on investments".
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
The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Board of Directors of the Company (the "Board") is ultimately and solely responsible for determining the fair value of the portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of ERISA ("Benefit Plan Investors"), hold 25% or more of the Company's outstanding shares, and (ii) the Company's shares are not listed on a national securities exchange, an unaffiliated third-party (the "Sub-Administrator"), has been engaged to independently value the Company's investments, in consultation with the Investment Adviser. The Company's quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator, are set forth in more detail below:
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
In the event Benefit Plan Investors do not hold 25% or more of the Company's outstanding shares, or the Company's shares are listed on a national securities exchange, then (i) personnel of the Investment Adviser will undertake the roles to be performed by the personnel of the Sub-Administrator, as described above and (ii) if an investment falls into category (3) above for four consecutive quarters and the investment's par value or its fair value exceeds a certain materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which we do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Board.
See Note 3. Investments, for further discussion relating to investments.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2023 and December 31, 2022.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021 the Company recognized PIK interest from investments of $6,093, $4,089 and $1,304, respectively.

Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2023, December 31, 2022 and December 31, 2021 no investments were on non-accrual status.
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
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") through

December 31, 2023. The 2021 through 2023 tax years and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Distributions—Distributions to the Company's stockholders are recorded on the record date as set by the Board. The Company intends to make timely distributions to its stockholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a semi-annual basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
The Company has adopted a dividend reinvestment plan, as amended from time to time (the "DRIP"), that provides for reinvestment of any distributions declared on behalf of its stockholders, unless a stockholder elects to receive cash.
The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value ("NAV") per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. On August 16, 2022, the Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company has issued 8,631,890, 6,010,548 and 1,829,609 shares through the DRIP, respectively.
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
Note 3. Investments
At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,261,268	$1,260,387
Second lien	59,103	58,870
Subordinated	1,084	1,178
Equity and other(1)	—	—
Total investments	$1,321,455	$1,320,435

(1)As of December 31, 2023, total cost and fair value of equity and other investments were each less than $1 thousand.

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$533,247	$535,183
Business Services	301,090	302,599
Healthcare	208,815	204,943
Financial Services	97,914	98,558
Consumer Services	51,517	51,576
Education	34,168	34,468
Distribution & Logistics	22,626	21,938
Consumer Products	22,650	20,971
Packaging	17,314	17,315
Food & Beverage	13,425	14,405
Specialty Chemicals & Materials	12,286	12,075
Business Products	6,403	6,404
Total investments	$1,321,455	$1,320,435
At December 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,130,840	$1,115,219
Second lien	59,361	57,133
Subordinated	1,045	1,047
Equity and other(1)	—	—
Total investments	$1,191,246	$1,173,399

(1)As of December 31, 2022, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$480,494	$476,479
Business Services	262,842	259,347
Healthcare	201,974	196,864
Financial Services	91,188	89,468
Consumer Services	37,831	37,307
Consumer Products	23,030	22,759
Information Technology	22,799	22,611
Distribution & Logistics	22,437	21,670
Education	17,847	17,197
Packaging	17,290	16,937
Specialty Chemicals & Materials	12,266	11,673
Business Products	1,248	1,087
Total investments	$1,191,246	$1,173,399
As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $66,127 and no unfunded commitments on bridge facilities. As of December 31, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $46,471. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2023.

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
Note 4. Fair Value
Pursuant to Rule 2a-5, a market quotation is readily available for purposes of Section 2(a)(41) of the 1940 Act with respect to a security only when that “quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date, provided that a quotation will not be readily available if it is not reliable.” Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure ("ASC 820") establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
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

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,260,387	$—	$92,922	$1,167,465
Second lien	58,870	—	16,054	42,816
Subordinated	1,178	—	1,177	1
Equity and other (1)	—	—	—	—
Total investments	$1,320,435	$—	$110,153	$1,210,282

(1)As of December 31, 2023, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,115,219	$—	$48,157	$1,067,062
Second lien	57,133	—	13,153	43,980
Subordinated	1,047	—	1,046	1
Equity and other (1)	—	—	—	—
Total investments	$1,173,399	$—	$62,356	$1,111,043

(1)As of December 31, 2022, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2022	$1,111,043	$1,067,062	$43,980	$1	$—
Total gains or losses included in earnings:
Net realized losses on investments	(80)	(80)	—	—	—
Net change in unrealized appreciation	14,151	12,815	1,336	—	—
Purchases, including capitalized PIK and revolver fundings	233,087	233,087	—	—	—	(2)
Proceeds from sales and paydowns of investments	(119,278)	(116,778)	(2,500)	—	—
Transfers into Level III (1)	1,087	1,087	—	—	—
Transfers out of Level III (1)	(29,728)	(29,728)	—	—	—
Fair value, December 31, 2023	$1,210,282	$1,167,465	$42,816	$1	$—	(2)
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$12,809	$11,564	$1,245	$—	$—

(1)As of December 31, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
(2)As of December 31, 2023, fair value of equity and other investments was less than $1 thousand.

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

(1)As of December 31, 2022, portfolio investments were transferred out of Level II into Level III at fair value as of the beginning of the period in which the reclassification occurred.
(2)As of December 31, 2022, fair value of equity and other investments was less than $1 thousand.
Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the years ended December 31, 2023 and December 31, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2023 and December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2023 and December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2023 were as follows:

				Range
Type	Fair Value as of December 31, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,115,657	Market & income approach	EBITDA multiple	5.0x	44.0x	17.6x
			Revenue multiple	5.0x	20.5x	10.2x
			Discount rate	7.2%	21.3%	10.2%
	51,808	Other	N/A (2)	N/A	N/A	N/A
Second lien	42,816	Market & income approach	EBITDA multiple	14.0x	18.0x	15.8x
			Discount rate	9.2%	12.9%	11.3%
Subordinated	1	Market & income approach	EBITDA multiple	22.0x	22.0x	22.0x
			Discount rate	12.9%	12.9%	12.9%
Equity and other (3)	—	Market & income approach	Revenue multiple	9.0x	11.0x	10.0x
			Discount rate	15.0%	15.0%	15.0%
	$1,210,282

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
(3)As of December 31, 2023, fair value of equity and other investments was less than $1 thousand.

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
The Wells Credit Facility (as defined below) is considered Level III. See Note 6. Borrowings for details.
The following are the principal amount and fair value of the Company’s debt obligation as of December 31, 2023 and December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	December 31, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
Wells Credit Facility	$433,800	$428,907	$394,500	$388,181
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement, as amended and restated on December 13, 2020 (the "First A&R Investment Management Agreement) and on September 26, 2022 (the "Second A&R Investment Management Agreement" or the "Investment Management Agreement"), with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives an annual base management fee from the Company. The Board most recently re-approved the Investment Management Agreement on January 30, 2024, at an in-person meeting, for a period of 12 months commencing March 1, 2024.
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
During the Investment Period, the management fee payable each quarter shall be reduced by an amount equal to the sum of the quarterly fee percentage multiplied by the Company's cumulative realized losses since inception (calculated net of any subsequently reversed realized losses) (the "Cumulative Losses") on the Company’s portfolio of investments (collectively,the "Withheld Amounts"). Any portion of such Withheld Amounts that is attributable to a subsequently reversed realized loss shall be payable to the Investment Adviser in the quarter in which such reversal occurs. In addition, upon expiration of the Investment Period, the Investment Adviser shall be entitled to an amount equal to the portion of such Withheld Amounts that would have been payable if Cumulative Losses had been calculated net of cumulative realized capital gains on the applicable portfolios of investments.
For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, $7,863, $7,015 and $4,618 respectively, of management fees were incurred by the Company.
The Company has entered into an administration agreement ("Administration Agreement") with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Board on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
Note 6. Borrowings
Wells Credit Facility — On December 23, 2020, the Company's wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement among SLF I SPV as the borrower, the Investment Adviser as collateral manager, the Company as equity holder and seller, Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). On December 1, 2023, the Company entered into Amendment No.3 to the Wells Credit Facility which extended the facility maturity date from December 23, 2025 to December 1, 2028 and increased the maximum facility amount from $450,000 to $600,000. Under the Wells Credit Facility,SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on December 1, 2023, the Wells Credit Facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 2.40% per annum. Prior to the amendment on December 1, 2023, from April 28, 2023 to November 30, 2023, the Wells Credit Facility bore interest at a rate of SOFR plus 1.70% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. From June 29, 2021 to April 27, 2023, the Wells Credit Facility bore interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum for Broadly Syndicated Loans (as defined in the First Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	Year Ended December 31,
(in millions)	2023	2022	2021
Interest expense	$27,895	$15,461	$4,411
Non-usage fee	393	336	350
Amortization of financing costs	984	887	647
Weighted average interest rate	7.2%	4.0%	2.1%
Effective interest rate	7.6%	4.4%	2.6%
Average debt outstanding	$384,168	$382,837	$205,759
As of December 31, 2023, December 31, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $433,800, $394,500 and $318,000, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.

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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Subscription Line for the year ended December 31, 2021:

Year Ended December 31,
(in millions)	2021(1)
Interest expense	$61
Non-usage fee	86
Amortization of financing costs	249
Weighted average interest rate	1.6%
Effective interest rate	9.7%
Average debt outstanding	$4,071

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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $66,127, no outstanding bridge financing commitments and other future funding commitments of $46,471. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $56,169, no outstanding bridge financing commitments and other future funding commitments of $71,683. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022.
The Company also had revolving borrowings available under the Wells Credit Facility as of December 31, 2023 and December 31, 2022. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2023 and December 31, 2022, the Company had commitment letters to purchase investments in the aggregate par amount of $6,796 and $27,362, respectively, which could require funding in the future.
Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at $0.001 per share par value.
There were no shares of common stock issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2023 and for the year ended December 31, 2022:
The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2021:

Drawdown Date	Shares Issue Date	Shares Issued	Aggregate Offering Price
August 16, 2021	August 30, 2021	14,094,708	$151,800
December 1, 2021	December 15, 2021	16,166,822	172,500
		30,261,530	$324,300
The following table reflects the distributions declared on the Company's common stock for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2023	March 31, 2023	July 20, 2023	$0.3100
June 26, 2023	June 29, 2023	July 20, 2023	0.3200
September 27, 2023	September 28, 2023	January 19, 2024	0.3310
December 19, 2023	December 28, 2023	January 19, 2024	0.3550
			$1.3160
The following table reflects the distributions declared on the Company's common stock for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount
March 29, 2022	March 30, 2022	July 20, 2022	$0.2200
June 27, 2022	June 29, 2022	July 20, 2022	0.2338
September 28, 2022	September 29, 2022	January 20, 2023	0.2530
December 23, 2022	December 30, 2022	January 20, 2023	0.2960
			$1.0028
The following table reflects the distributions declared on the Company's common stock for the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount
March 26, 2021	March 30, 2021	April 13, 2021	$0.2557
June 25, 2021	June 29, 2021	July 13, 2021	0.2945
September 28, 2021	September 29, 2021	January 13, 2022	0.2845
December 23, 2021	December 30, 2021	January 13, 2022	0.2561
			$1.0908

Note 10. Distributions
The Company intends to distribute approximately all of its net investment income on a semi-annual basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
On March 24, 2021, the Board adopted an "opt out" DRIP on behalf of the Company's stockholders, pursuant to which each of the stockholders' cash distributions will be automatically reinvested in additional shares of the Company's common stock. If a stockholder chooses to "opt out", then such stockholder will receive cash in lieu of shares of the Company’s common stock. On August 16, 2022, the Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. The Company will only use newly-issued shares of common stock to implement the DRIP. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company has issued 8,631,890, 6,010,548 and 1,829,609 shares through the DRIP, respectively.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to reclass of distributions were as follows:

	Year Ended December 31,
	2023	2022	2021
Undistributed net investment income	$790	$3,036	$2,175
Distributions in excess of net realized gains	(790)	(3,036)	—
Additional paid-in-capital	—	—	(2,175)

For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was estimated to be as follows:

	Year Ended December 31,
	2023	2022	2021
Ordinary income (non-qualified)	$104,327	$69,549	$51,623
Ordinary income (qualified)	—	—	—
Capital gains	1,096	3,036	259
Return of capital	—	—	—
Total	$105,423	$72,585	$51,882
As of December 31, 2023 and December 31, 2022, the costs of investments for the Company for U.S. federal income tax purposes were $1,314,585 and $1,185,794, respectively.

	December 31, 2023	December 31, 2022
Tax cost	$1,314,585	$1,185,794
Gross unrealized appreciation on investments	244,940	84,234
Gross unrealized depreciation on investments	(239,090)	(96,629)
Total investments at fair value	$1,320,435	$1,173,399
As of December 31, 2023 and December 31, 2022, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.

For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2023	2022	2021
Accumulated capital gains (capital loss carryforwards)	$—	$—	$—
Other temporary differences	(1,738)	(638)	(677)
Undistributed ordinary income	—	563	—
Unrealized appreciation (depreciation)	5,849	(12,395)	13,347
Total	$4,111	$(12,470)	$12,670
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company incurred excise taxes of $0, $0 and $3, respectively.
The following information is hereby provided with respect to distributions declared during the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2023	2022	2021
Distributions per share	$1.3160	$1.0028	$1.0908
Ordinary dividends (1)	98.96%	96.94%	99.58%
Long-term capital gains	1.04%	3.06%	0.42%
Qualified dividend income	—%	—%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends (2)	97.13%	92.24%	73.01%
Qualified short-term capital gains (2)	—%	—%	—%
Return of capital	—%	—%	—%

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
Note 11. Earnings Per Share
The following information sets forth the computation of basic net increase (decrease) in the Company's net assets per share resulting from operations for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2023	2022	2021
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$122,004	$47,444	$41,108
Denominator for basic & diluted weighted average share:	79,577,910	71,995,717	42,261,286
Basic & diluted earnings per share:	$1.53	$0.66	$0.97

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2023	2022	2021
Per share data:(1)
Net asset value at the beginning of the period	$10.29	$10.63	$10.85
Net investment income	1.32	1.02	1.19
Net realized and unrealized gains (losses) (2)	0.21	(0.36)	(0.32)
Net increase in net assets resulting from operations	1.53	0.66	0.87
Distributions declared to stockholders from net investment income	(1.32)	(1.00)	(1.09)
Net asset value at the end of the period	$10.50	$10.29	$10.63
Total return(3)	15.57%	6.47%	8.35%
Shares outstanding at end of period	82,381,922	73,750,032	67,739,484
Average weighted shares outstanding for the period	79,577,910	71,995,717	42,261,286
Average net assets for the period	$824,216	$757,628	$455,283
Ratio to average net assets:
Net investment income	12.76%	9.66%	11.08%
Total expenses, before waivers	4.82%	3.44%	2.66%

Average debt outstanding — Wells Subscription Line(4)	N/A	N/A	$4,071
Average debt outstanding — Wells Credit Facility	$384,168	$382,837	$205,759
Asset coverage ratio	299.41%	292.41%	326.45%
Portfolio turnover	9.18%	17.29%	33.65%

Capital Commitments	$690,000	$690,000	$690,000
Funded Capital Commitments	$690,000	$690,000	$690,000
% of Capital Commitments funded	100.00%	100.00%	100.00%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for issuance of shares of common stock and distributions declared to stockholders, which are based on actual rate per share).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was $0.00, $0.00 and $(0.10) per share, respectively.
(3)Total return is calculated assuming a purchase at net asset value per share on the opening of the first day of the year and a sale at net asset value per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net asset value per share on the last day of the respective quarter.
(4)For the year ended December 31, 2021, average debt outstanding represents the period from January 1, 2021 to December 3, 2021 (termination of the Wells Subscription Line).
Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the years ended December 31, 2023, December 31, 2022 and December 31, 2021. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

The U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”) also provides the recordkeeping requirements associated with fair value determinations. While the Board has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 14. Subsequent Events
On January 19, 2024, the Company issued 5,430,849 shares of common stock through the Company's DRIP.

The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc. and its consolidated subsidiary.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2023 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023.
Due to our status as an "emerging growth company" under the JOBS Act, we were was not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2023.
(c)Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
(a)    None.
(b)    For the fiscal quarter ended December 31, 2023, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of the our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
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

Name	Age	Position(s)	Director Since
Independent Directors
Alfred F. Hurley, Jr.	69	Director	2019
David Ogens	69	Director	2019
John P. Malfettone	68	Director	2019
Barbara Daniel	58	Director	2023
Interested Directors
John R. Kline	48	Chairman of our Board, Chief Executive Officer and President	2019
Executive Officers Who Are Not Directors
Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)	Officer Since

Joseph W. Hartswell	45	Chief Compliance Officer and Corporate Secretary	2022
Laura C. Holson	38	Chief Operating Officer	2022
Kris Corbett	48	Chief Financial Officer and Treasurer	2023
Adam B. Weinstein	45	Executive Vice President	2019
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
Independent Directors
Alfred F. Hurley, Jr. has been our director since 2019. He has also served as a director of NMFC since 2010 , a director of New Mountain Guardian III BDC, L.L.C. since 2019 and a director of New Mountain Guardian IV BDC, L.L.C and New Mountain Guardian IV Income Fund L.L.C. since 2022. From 2016 to 2020, Mr. Hurley served as a director of The Stars Group Inc., a publicly listed technology gaming company, where he served as Lead Director, Chairman of the Compensation Committee, and as a member of the Audit Committee. Following the closing in May 2020 of the merger between Flutter Entertainment and The Stars Group, Inc., Mr. Hurley joined the board of Flutter Entertainment, where he is currently a member of the Remuneration and Nominating Committees. Since 2017, Mr. Hurley has served as a director of Ligado Networks where he serves as the Voting Proxy for the Fortress Investment Group and is a member of the Audit Committee. Since 2018, Mr. Hurley has served as Chairman of TSI Holdings, Inc. Mr. Hurley is a member of TSI's Audit Committee and is Chairman of the Compensation Committee. Since 2014, Mr. Hurley has been the sole member of a consulting business, Alfred F. Hurley, Jr. & Company, LLC. From 2013 to 2020, Mr. Hurley was a member of the board of directors of Datasite, where he served as Chairman of the Compensation and Human Resources Committee and as a member of the Audit Committee until the sale of the company in December 2020. Furthermore, Mr. Hurley served as Vice Chairman at Emigrant Bank and Emigrant Bancorp (collectively, the "Bank") from 2007 and 2009, respectively, until 2012. He also served as a Consultant to the Bank during 2013. In addition, Mr. Hurley served as Chairman of the Bank's Credit and Risk Management Committee from 2008 to 2012 and as Acting Chief Risk Officer from 2009 to 2012. Before joining the Bank, Mr. Hurley was the Chief Executive Officer of M. Safra & Co., a private money management firm, from 2004 to 2007. Prior to joining M. Safra & Co., Mr. Hurley worked at Merrill Lynch ("ML") from 1976 to 2004. His most recent management positions included serving as Senior Vice President of ML & Co. and Head of Global Private Equity Investing, Managing Director and Head of Japan Investment Banking and Capital Markets, Managing Director and Co-Head of the Global Manufacturing and Services Group, and Managing Director and Head of the Global Automotive Aerospace and Transportation Group. As part of the management duties described above, he was a member of the Corporate and Institutional Client Group ("CICG") Executive Committee which had global responsibility for the firm's equity, debt, investment banking and private equity businesses, a member of the Japan CICG Executive Committee, and a member of the Global Investment Banking Management and Operating Group Committees. Mr. Hurley graduated from Princeton University with an A.B. in History, cum laude.
Mr. Hurley brings his experience in risk management as well as his experience in the banking and money management industries to our Board. This background positions Mr. Hurley well to serve as our director.
Barbara Daniel has been our director since 2023. She has also served as a director of NMFC since 2023. Ms. Daniel is a global media and entertainment executive with over 30 years of experience across strategy, mergers and acquisitions and corporate finance. As Senior Vice President and Head of Corporate Strategy at SiriusXM (Nasdaq: SIRI) since 2015, Ms. Daniel advises the CEO and partners with fellow Executive Leadership Team members to drive the company’s overall corporate strategy and is responsible for M&A and strategic investments. She joined SiriusXM in 2012 as Treasurer. Prior to that, she served as Senior Vice President, Corporate Treasurer at E*TRADE Financial Corporation (Nasdaq: ETFC), an electronic trading platform, and was Chief Financial Officer at CIFC Asset Management LLC, a corporate and structured credit investment firm. Ms. Daniel also previously served as Managing Director, Investment Banking at JP Morgan Chase advising Telecom, Media and Technology start-ups and Fortune 100 companies. Further, she is a Director on the board of SoundCloud and served as the Chairperson of the Audit Committee for ISOS Capital and held a position on the board of SiriusXM Canada. Ms. Daniel holds a BA degree in Economics from William and Mary University and an MBA from Cornell University – S.C. Johnson Graduate School of Management.
Ms. Daniels brings her experience in corporate finance, mergers and acquisitions, risk management and financial reporting to our Board. This background positions Ms. Daniel well to serve as our director.

David Ogens has been our director since 2019. He has also served as a director of NMFC since 2010, a director of New Mountain Guardian III BDC, L.L.C. since 2019 and a director of New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund L.L.C. since 2022. From 2019 to 2022, Mr. Ogens served as the CEO and as a Director of HealthBridge LLC. HealthBridge provides remote patient monitoring and chronic care management services for patients with chronic diseases in their home environment. From 2011 to 2019, Mr. Ogens was the President and a Director of Med Inc., a company that provided complex rehabilitation services to patients with serious muscular/neuro diseases. Previously, Mr. Ogens served as Senior Managing Director and Head of Investment Banking at Leerink Swann LLC, a specialized healthcare investment bank focused on emerging growth healthcare companies, from 2005 to 2009. Prior to serving at Leerink Swann

LLC, Mr. Ogens was Chairman and Co-Founder of SCS Financial Services, LLC, a private wealth management firm. Before co-founding SCS Financial Services, LLC in 2002, Mr. Ogens was a Managing Director in the Investment Banking Division of Goldman, Sachs & Co, where he served as a senior investment banker and a head of the High Technology Investment Banking Group. Mr. Ogens received his A.B. and Master of Business Administration ("M.B.A.") from the University of Virginia.
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
Interested Directors
 John R. Kline has been our chief executive officer since January 1, 2023 and our president and chairman of the board of directors since 2019. Mr. Kline has also served as chief executive officer of NMFC, New Mountain Guardian III BDC, L.L.C., New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C since January 1, 2023. Mr. Kline also serves as a Managing Director of New Mountain Capital, a director of NMFC since November 2019, the chairman of the board of directors of New Mountain Guardian III BDC, L.L.C. since 2019 and, the chairman of the board of directors of New Mountain Guardian IV BDC, L.L.C. since 2022. He previously served as Chief Operating Officer of the Company and New Mountain Guardian III BDC, L.L.C. from 2019 to February 2022 and of NMFC from 2013 to 2022. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. ("GSC") from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman, Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc. Mr. Kline received an A.B. degree in History from Dartmouth College.
Mr. Kline's depth of experience in managerial operational positions in investment management and financial services and as a member of other corporate boards of directors, as well as his intimate knowledge of our business and operations, provides our Board valuable industry- and company-specific knowledge and expertise.
Executive Officers Who Are Not Directors
Joseph W. Hartswell has been our chief compliance officer ("CCO") and corporate secretary since March 4, 2022. Mr. Hartswell has also served as CCO and corporate secretary of NMFC, New Mountain Guardian III BDC, L.L.C. and New Mountain Guardian IV BDC, L.L.C. since March 2022 and of New Mountain Guardian IV Income Fund, L.L.C. since December 2022. Since 2015, Mr. Hartswell has served as a Managing Director and the CCO of New Mountain Capital. Prior to New Mountain Capital, Mr. Hartswell was the CCO for Mount Kellett Capital Management LP, a global investment firm focused on distressed, special situations and opportunistic investing. Prior to joining Mount Kellett, Mr. Hartswell was a Director, Asset Management Financial Services Regulatory Practice for PricewaterhouseCoopers LLP ("PwC") where he assisted with the development of compliance programs for hedge funds, private equity funds, venture capital funds, registered investment companies, separate accounts and business development companies. Prior to PwC, Mr. Hartswell was a Vice President and Deputy Chief Compliance Officer for AIG Investments where he assisted with strategies and operational planning for a global asset manager and its SEC registered investment advisers and served as the designated Chief Compliance Officer for products registered under the Investment Company Act of 1940. Prior to AIG Investments, Mr. Hartswell was a Securities Compliance Examiner for the U.S. Securities and Exchange Commission. Mr. Hartswell holds a B.S. in Finance and International Business from the University of Maryland and is a CFA charterholder.
Kris Corbett has been our Chief Financial Officer and Treasurer since November 27, 2023. Mr. Corbett has also served as Chief Financial Officer and Treasurer of NMFC, New Mountain Guardian IV BDC, L.L.C., New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Guardian III BDC, L.L.C. since November 27, 2023. Mr. Corbett previously served as a Senior Vice President, Controller and Treasurer of both Blackstone Private Credit Fund and Blackstone Secured

Lending Fund. Prior to joining Blackstone in 2016, Mr. Corbett was a Managing Director at Perella Weinberg Partners where he performed roles in finance, accounting and financial reporting within alternative asset management. Prior to Perella Weinberg Partners, Mr. Corbett held a variety of positions in accounting and financial reporting at King Street Capital Management and Ziff Brothers Investments. He began his career in public accounting at PwC. Mr. Corbett received a Bachelor of Business Administration in Accounting from University of Massachusetts and is a Certified Public Accountant in the state of New York and a CFA charterholder. There is no arrangement or understanding between Mr. Corbett and any other person pursuant to which he was appointed as the Chief Financial Officer and Treasurer.
Laura C. Holson has been our Chief Operating Officer since February 2022. Ms. Holson has also served as Chief Operating Officer of NMFC, New Mountain Guardian III BDC, L.L.C. and New Mountain Guardian IV BDC, L.L.C. since 2022. Ms. Holson also serves as a Managing Director of New Mountain Capital. Ms. Holson joined New Mountain in 2009 as a private equity investment professional and focused on the credit business starting in 2011. From 2017 to 2021, Ms. Holson served as Head of Capital Markets; in this capacity, she managed the Firm's financing activities and relationships across its various product lines. Before joining New Mountain Capital, Ms. Holson worked at Morgan Stanley in the Healthcare investment banking group. Ms. Holson received a B.S. in Economics with concentrations in Finance and Marketing from The Wharton School, University of Pennsylvania, where she graduated magna cum laude.
Adam B. Weinstein has been our executive vice president since 2019. Mr. Weinstein also serves as a Managing Director and CFO of New Mountain Capital and has been in various roles since joining in 2005. Additionally, Mr. Weinstein serves as executive vice president, chief administration officer and director of NMFC and executive vice president of New Mountain Guardian III BDC, L.L.C., New Mountain Guardian IV BDC, L.L.C and New Mountain Guardian IV Income Fund, L.L.C.. Prior to joining New Mountain Capital in 2005, Mr. Weinstein was a Manager at Deloitte & Touche LLP and worked in that firm's merger and acquisition and private equity investor services areas. He also currently serves as a director of Bellerophon Therapeutics Inc., Great Oaks Foundation and Victory Education Partners. Mr. Weinstein sits on a number of boards of directors for professional and non-profit organizations. Mr. Weinstein received his B.S. from Binghamton University, is a member of the AICPA and is a New York State Certified Public Accountant.
Our Board has adopted a Code of Ethics that applies to our executive officers, which forms part of our broader compliance policies and procedures. See Part I—Item 1. Business—Compliance Policies and Procedures. The Board met six times throughout 2023 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2023.
Audit Committee
The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The audit committee's responsibilities include selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements. The audit committee has also established guidelines and makes recommendations to our Board regarding the valuation of our investments. The audit committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the audit committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The audit committee is composed of Messrs. Hurley, Ogens and Malfettone and Ms. Daniel, each of whom is not an interested person of the Company for purposes of the 1940 Act. John P. Malfettone serves as the chairman of the audit committee. Our Board has determined that Alfred F. Hurley, Jr., Barbara Daniel, David Ogens and John P. Malfettone are "audit committee financial experts" as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. All audit committee members meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act.
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
Insider Trading Policies
We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of the our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

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
None of our executive officers receive direct compensation from us. We will reimburse the Administrator for expenses incurred by it on our behalf in performing its obligations under the Administration Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer ("CCO"), and their respective staff. Certain of our executive officers, through their ownership interest in or management positions with the Investment Adviser, may be entitled to a portion of any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of our Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under our Investment Management Agreement. The Investment Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to our executive officers in addition to their ownership interest.
Compensation of Directors
The following table sets forth compensation of our directors for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
John R. Kline	$—	$—	$—
Independent Directors
Alice W. Handy(3)	$18,417	$—	$18,417
Alfred F. Hurley, Jr.	$20,417	$—	$20,417
Barbara Daniel(4)	$10,958	$—	$10,958
John P. Malfettone	$30,375	$—	$30,375
David Ogens	$21,417	$—	$21,417

(1)No compensation will be paid to directors who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
(3)Ms. Handy resigned as a director of the Board on April 25, 2023.
(4)On June 27, 2023, Ms.Daniel was appointed as a director of the Board, effective July 1, 2023.
Mr. Malfettone receives an annual retainer of $25,000, payable once per year. Ms. Handy (prior to April 25, 2023), Ms. Daniel (subsequent to July 1, 2023), and Messrs. Hurley and Ogens each receives a pro rata portion of a combined $50,000 annual retainer, payable once per year, if each of them attends at least 75% of board and committee meetings held during the previous year; provided, however, to the extent any of them does not satisfy the foregoing attendance requirement during the previous year, such director will not receive any portion of the $50,000 annual retainer and the retainer will be reapportioned among the other directors who did satisfy the attendance requirement. In addition, Independent Directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. For this purpose, actions taken by written consent relating to matters that supplement or follow up on items covered at regularly scheduled board meetings are treated as special board meetings. We also reimburse Independent Directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the year ended December 31, 2023, out-of-pocket expenses reimbursed were $999.
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

Compensation Committee Interlocks and Insider Participation
During fiscal year 2023 none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.
Compensation Committee Report
Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 6, 2024, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding shares, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 87,812,771 shares outstanding as of March 6, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own more than 5% of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such shares. Unless otherwise indicated, the address of all executive officers and directors is c/o NMF SLF I, Inc., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Shares Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Independent Directors
Alfred F. Hurley, Jr.	—	—	—%
Barbara Daniel	—	—	—%
John P. Malfettone	—	—	—%
David Ogens	—	—	—%
Executive Officers Who Are Not Directors
Joseph W. Hartswell	—	—	—%
Laura C. Holson	—	—	—%
Kris Corbett	—	—	—%
Adam B. Weinstein	—	—	—%
All Directors and Executive Officers as a Group (9 persons)	—	—	—%

Five-Percent Stockholders
UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account)(1)	Record	37,991,503	43.26%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account)(2)	Record	27,216,653	31.00%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account)(3)	Record	17,533,986	19.97%
NMF SLF Investments I, L.L.C.(4)	Record	5,070,629	5.77%

(1)Based upon information contained in Schedule 13D/A filed July 20, 2023 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.
(2)    Based upon information contained in Schedule 13D/A filed July 20, 2023 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.
(3)    Based upon information contained in Schedule 13D/A filed July 20, 2023 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.
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
The Board most recently re-approved each of the Investment Management Agreement and Administration Agreement on January 30, 2024 at an in-person meeting, for a period of 12 months commencing on March 1, 2024. Unless earlier terminated as described below, each of the Investment Management Agreement and the Administration Agreement will remain in effect from year to year if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Management Agreement and Administration Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. Notwithstanding the foregoing, each of the Investment Management Agreement and the Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, provided, that, such termination will be directed or approved by the vote of a majority of our outstanding voting securities, by the vote of our directors, or by the Investment Adviser or Administrator (as applicable). If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the management fee.
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
In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the exemptive order issued by the SEC on October 8, 2019, as amended on August 30, 2022 (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, and which requires, among other things, the consent of the Board and the board of any other BDC participating in the transaction.
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
The Investment Adviser has no obligation to purchase or sell a security for, enter into a transaction on behalf of, or provide an investment opportunity to, us or other accounts solely because the Investment Adviser or its affiliates purchase or sell the same security for, enters into a transaction on behalf of, or provide an opportunity to, another account or us if, in its reasonable opinion, such security, transaction or investment opportunity does not appear to be suitable, practicable or desirable for us or the other account.
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
Allocation of Personnel
The Investment Adviser shall cause its personnel to devote such time as shall be reasonably necessary to conduct our business affairs in an appropriate manner. New Mountain personnel, including those responsible for our affairs, have commitments to, and may work on other projects unrelated to, us, including the other New Mountain products contemplated herein. Such personnel may also (i) serve as members of the boards of directors of various public and private companies other than Portfolio Companies and retain fees for such services for such person's own account, (ii) engage in such civic, trade association (or similar organization), industry and charitable activities as such person shall choose, (iii) conduct and manage such person's personal and family investment and related activities and (iv) engage in any other activities not prohibited by the Investment Management Agreement. Conflicts may arise as a result of such other activities and in allocating management time services and functions. The possibility exists that such companies could engage in transactions which would be suitable for us, but in which we might be unable to invest. See also Part I—Item 1A. Risk Factors—RISKS RELATING TO OUR OPERATIONS in this Annual Report on Form 10-K.
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
Allocation of Expenses Among Accounts and Co-Investors
The Investment Adviser seeks to fairly allocate expenses among the accounts, including the Company, and any co-investors. Generally, accounts and co-investors that own an investment share in expenses related to such investment, including expenses originally charged solely to any account. However, it is not always possible or reasonable to allocate or re-allocate expenses to a co-investor, depending upon the circumstances surrounding the applicable investment (including the timing of the investment) and the financial and other terms governing the relationship of the co-investor to the accounts with respect to the investment, and, as a result, there may be occasions where co-investors do not bear a proportionate share of such expenses. In addition, where a potential investment is contemplated but ultimately not consummated, potential co-investors generally will not share in any expenses related to such potential investment, including expenses borne by any account with respect to such potential investment. Similarly, there may be circumstances when New Mountain has considered a potential equity investment in a portfolio company on behalf of an account, has determined not to make such equity investment and a debt investment is eventually made in such portfolio company by us, other New Mountain credit funds or other investment vehicles sponsored by New Mountain. In these circumstances, we, such other New Mountain credit funds or such other vehicles may benefit from research by New Mountain's investment team and/or from costs borne by the applicable account in pursuing the potential portfolio investment, but will not be required to reimburse such account for expenses incurred in connection with such investment.
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
Among other things, one or more of our subsidiaries may offer to other accounts participations in and/or assignments or sales of loans (or interests therein) that the subsidiaries have originated or purchased. In the event of such an offer, the price of the participation, assignment or sale will be based on the current market price or readily available market quotation of such loans and ascertained in a manner required by the 1940 Act. Further, the decision by such other accounts to accept or reject the relevant subsidiary's offer will be made by a party independent of the Investment Adviser, such as a loan acquisition committee.
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
The Investment Adviser has identified one potential conflict of interest between our interests and its own arising from its Proxy voting process. From time to time, the Investment Adviser may be in a position where it must vote to approve certain directors' participation on the boards of public companies in which we invest. Since the Investment Adviser's employees are permitted to participate on public company boards (upon notification to, or approval by, our CCO, as applicable) there may be situations where the Investment Adviser has a decision as to whether to vote in favor of, or against, a public company director that is also compensated as an employee. If the Investment Adviser determines that it may have, or is perceived to have, a conflict of interest when voting Proxies, the Investment Adviser will either (i) convene a Proxy voting committee to address conflicts or (ii) refrain from voting when doing so is in our best interest.

The Investment Adviser Has Different Compensation Arrangements with Other Accounts
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
We have adopted a Code of Ethics which applies to, among others, our senior officers, including our chief executive officer and chief financial officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual's personal interests and our interests. Pursuant to such Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our CCO.
Director Independence
Pursuant to Section 56 of the 1940 Act, a majority of a BDC's board of directors must be comprised of persons who are not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of the company or any of its affiliates.
Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, the Investment Adviser, or of any of their respective affiliates, the Board has determined that Messrs. Hurley, Ogens and Malfettone and Ms. Daniel qualify as Independent Directors. Each director who serves on the audit committee is an Independent Director for purposes of Rule 10A-3 under the Exchange Act.
Indebtedness of Management
None.

Item 14.    Principal Accountant Fees and Services
The audit committee and the Independent Directors of our Board have selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2024.
Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Year Ended December 31,
	2023	2022
Audit Fees	$315,000	$300,000
Audit-Related Fees	—	—
Tax Fees	87,000	62,900
All Other Fees	—	—
Total Fees	$402,000	$362,900
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

(b)Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Form of Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws of NMF SLF I, Inc. (10)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities (2)
10.1	Amended and Restated Investment Advisory and Management Agreement, dated as of December 13, 2020 by and between NMF SLF I, Inc. and New Mountain Finance Advisers BDC, L.L.C.(3)
10.2	Second Amended and Restated Investment Advisory and Management Agreement, dated as of September 26, 2022, by and between NMF SLF I, Inc. and New Mountain Finance Advisers BDC, L.L.C.(8)
10.3	Form of Administration Agreement (1)
10.4	Form of Indemnification Agreement (1)
10.5	Form of Custody Agreement by and between the Registrant and U.S. Bank National Association (1)
10.6	Form of Trademark License Agreement (1)
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
10.13
Second Amendment to Loan and Security Agreement, dated as of April 28, 2023, by and among NMF SLF I, SPV, L.L.C., as the borrower, New Mountain Finance Advisers BDC, L.L.C., as the collateral manager, NMF SLF I, Inc., as the equityholder and the seller, Wells Fargo Bank, National Association, as the administrative agent, the lender thereto, and as the collateral custodian (11)

10.14
Third Amendment to the Loan and Security Agreement, dated December 1, 2023, by and among NMF SLF I SPV, L.L.C., as the borrower, New Mountain Finance Advisers BDC, L.L.C., as the collateral manager, NMF SLF I, Inc., as the equityholder and the seller, Wells Fargo Bank, National Association, as the administrative agent, swingline lender, and collateral custodian, and the lenders from time to time party thereto*

14.1	Code of Ethics (2)
19.1	Insider Trading Policy and Procedures*
21.1	List of Subsidiaries: NMF SLF I SPV, L.L.C. (Delaware) NMF SLF I Opportunistic SPV, L.L.C. (Delaware)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Previously filed in connection with NMF Senior Loan Fund I, Inc.'s (now known as NMF SLF I, Inc.) registration statement on Form 10 (File No. 000-56123) filed on November 22, 2019.
(2)Previously filed in connection with NMF SLF I, Inc.'s annual report on Form 10-K filed on March 27, 2020.
(3)Previously filed in connection with NMF SLF I, Inc.'s current report on Form 8-K filed on December 13, 2020.
(4)Previously filed in connection with NMF SLF I, Inc.'s current report on Form 8-K filed on December 30, 2020.
(5)Previously filed in connection with NMF SLF I, Inc.'s current report on Form 8-K filed on March 25, 2021.
(6)Previously filed in connection with NMF SLF I, Inc.'s current report on Form 8-K filed on July 6, 2021.
(7)Previously filed in connection with NMF SLF I, Inc.'s current report on Form 8-K filed on December 22, 2021.
(8)Previously filed in connection with NMF SLF I, Inc.'s current report on Form 8-K filed on September 29, 2022.
(9)Previously filed in connection with NMF SLF I, Inc.'s current report on Form 8-K filed on August 19, 2022.
(10)Previously filed in connection with NMF SLF I, Inc.'s current report on Form 8-K filed on December 6, 2023.
(11)Previously filed in connection with NMF SLF I, Inc.'s quarterly report on Form 10-Q filed on May 15, 2023.
* Filed herewith.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2024.

NMF SLF I, Inc.
By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 6, 2024
John R. Kline

By:	/s/ KRIS CORBETT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2024
Kris Corbett

By:	/s/ BARBARA DANIEL	Director	March 6, 2024
Barbara Daniel

By:	/s/ ALFRED F. HURLEY, JR.	Director	March 6, 2024
Alfred F. Hurley, Jr.

By:	/s/ JOHN P. MALFETTONE	Director	March 6, 2024
John P. Malfettone

By:	/s/ DAVID OGENS	Director	March 6, 2024
David Ogens