Form 10-Q
period 2024-03-31
NMF SLF I, Inc.
filed 2024-05-14
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of May 14, 2024 was 87,812,771. As of March 31, 2024, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,353,238 and $1,321,455, respectively)	$1,356,000	$1,320,435
Cash and cash equivalents	17,305	22,158
Interest receivable	11,286	9,716
Receivable from unsettled securities sold	—	2,992
Other assets	250	148
Total assets	$1,384,841	$1,355,449
Liabilities
Borrowings
Wells Credit Facility	$419,400	$433,800
Deferred financing costs (net of accumulated amortization of $3,459 and $2,959, respectively)	(6,743)	(7,243)
Net borrowings	412,657	426,557
Distribution payable	28,451	56,514
Payable for unsettled securities purchased	13,090	1,344
Interest payable	2,798	2,936
Management fee payable	2,131	2,069
Payable to affiliates	155	147
Other liabilities	812	828
Total liabilities	460,094	490,395
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value 0.001, 500,000,000 shares authorized, 87,812,771 and 82,381,922 shares issued and outstanding, respectively	88	82
Paid in capital in excess of par	917,369	860,861
Accumulated undistributed earnings	7,290	4,111
Total net assets	$924,747	$865,054
Total liabilities and net assets	$1,384,841	$1,355,449
Net asset value per share	$10.53	$10.50
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$36,817	$30,870
PIK interest income	2,309	1,327
Fee income	972	1,005
Total investment income	40,098	33,202
Expenses
Interest and other financing expenses	8,844	6,845
Management fee	2,131	1,929
Administrative expenses	312	298
Professional fees	305	294
Other general and administrative expenses	66	117
Total expenses	11,658	9,483
Net investment income	28,440	23,719
Net realized and unrealized gains (losses)
Net realized (losses) gains on investments	(592)	119
Net change in unrealized appreciation of investments	3,782	1,299
Net realized and unrealized gains (losses)	3,190	1,418
Net increase in net assets resulting from operations	$31,630	$25,137
Earnings per share (basic & diluted)	$0.36	$0.33
Weighted average shares of common stock outstanding - basic & diluted (See Note 10)	86,738,537	76,813,682

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$28,440	$23,719
Net realized (losses) gains on investments	(592)	119
Net change in unrealized appreciation of investments	3,782	1,299
Net increase in net assets resulting from operations	31,630	25,137
Capital transactions
Distributions declared to stockholders from net investment income	(28,451)	(24,066)
Reinvestment of distributions	56,514	40,489
Total net increase in net assets resulting from capital transactions	28,063	16,423
Net increase (decrease) in net assets	59,693	41,560
Net assets at the beginning of the period	865,054	759,075
Net assets at the end of the period	$924,747	$800,635

Capital share activity
Shares issued from the reinvestment of distributions	5,430,849	3,883,500

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$31,630	$25,137
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments	592	(119)
Net change in unrealized appreciation of investments	(3,782)	(1,299)
Amortization of purchase discount	(993)	(757)
Amortization of deferred financing costs	500	219
Non-cash investment income	(2,317)	(1,364)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(75,900)	(42,069)
Proceeds from sales and paydowns of investments	49,077	21,795
Cash paid on drawn revolving credit facilities	(8,166)	(8,446)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	1,140	77
Cash repayments on drawn revolvers	4,784	8,773
Interest receivable	(1,570)	234
Receivable from unsettled securities sold	2,992	—
Other assets	(102)	(110)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	11,746	5,785
Interest payable	(138)	158
Management fee payable	62	51
Accrued organizational and offering expenses	—	2
Payable to affiliates	8	37
Other liabilities	(16)	(133)
Net cash flows provided by operating activities	9,547	7,971
Cash flows from financing activities
Proceeds from Wells Credit Facility	41,100	18,500
Repayment of Wells Credit Facility	(55,500)	(24,500)
Net cash flows used in financing activities	(14,400)	(6,000)
Net (decrease) increase in cash and cash equivalents	(4,853)	1,971
Cash and cash equivalents at the beginning of the period	22,158	16,012
Cash and cash equivalents at the end of the period	$17,305	$17,983

Supplemental disclosure of cash flow information
Cash interest paid	$8,252	$6,390
Non-cash operating activities:
Non-cash activity on investments	$1,567	$—
Non-cash financing activities:
Distribution declared and payable	$28,451	$24,066
Value of shares issued in connection with reinvestment of distributions	56,514	40,489
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Wealth Enhancement Group, LLC
Financial Services	First Lien(3)	SOFR(Q)	5.50%	10.84%	12/2020	10/2027	$18,257	$18,178	$18,257
	First Lien(3)	SOFR(Q)	5.50%	10.82%	08/2021	10/2027	5,820	5,811	5,820
	First Lien(3)	SOFR(Q)	5.50%	10.81%	06/2021	10/2027	4,898	4,883	4,897
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.81%	05/2022	10/2027	2,561	2,556	2,561
							31,536	31,428	31,535	3.41%
Affinipay Midco, LLC
Software	First Lien(2)(3)	SOFR(Q)	5.50%	10.81%	10/2023	06/2028	17,812	17,812	17,812
	First Lien(2)(3)	SOFR(Q)	5.50%	10.82%	07/2022	06/2028	7,200	7,169	7,200
	First Lien(2)(3)	SOFR(Q)	5.50%	10.81%	10/2023	06/2028	2,728	2,728	2,728
	First Lien(2)(3)	SOFR(Q)	5.50%	10.81%	10/2023	06/2028	1,780	1,780	1,780
	First Lien(3)	SOFR(Q)	5.50%	10.81%	07/2022	06/2028	1,023	1,014	1,023
							30,543	30,503	30,543	3.30%
GS Acquisitionco, Inc.
Software	First Lien(2)	SOFR(Q)	5.00%	10.30%	02/2020	05/2028	24,040	23,982	24,101
	First Lien	SOFR(Q)	5.00%	10.30%	02/2020	05/2028	5,687	5,669	5,702
							29,727	29,651	29,803	3.22%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(3)	SOFR(Q)	5.50%	10.96%	10/2020	11/2027	19,385	19,215	19,385
	First Lien(3)	SOFR(Q)	5.50%	10.96%	11/2021	11/2027	10,319	10,241	10,319
							29,704	29,456	29,704	3.21%
Syndigo LLC
Software	First Lien(2)	SOFR(M)	4.50%	9.94%	12/2020	12/2027	25,756	25,458	25,691
	Second Lien(3)	SOFR(M)	8.00%	13.44%	12/2020	12/2028	4,000	3,979	4,000
							29,756	29,437	29,691	3.21%
Associations, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)*	4.00% + 2.50%/PIK	12.09%	07/2021	07/2027	15,365	15,324	15,365
	First Lien(3)	SOFR(Q)*	4.00% + 2.50%/PIK	12.08%	07/2021	07/2027	3,780	3,769	3,780
	First Lien(3)	SOFR(Q)*	4.00% + 2.50%/PIK	12.07%	07/2021	07/2027	3,780	3,769	3,780
	First Lien(3)	SOFR(Q)*	4.00% + 2.50%/PIK	12.08%	07/2021	07/2027	2,282	2,276	2,282
	First Lien(3)	SOFR(Q)*	4.00% + 2.50%/PIK	12.08%	07/2021	07/2027	1,816	1,811	1,816
	First Lien(2)(3)	SOFR(Q)*	4.00% + 2.50%/PIK	12.09%	10/2023	07/2027	1,556	1,549	1,556
	First Lien(3)(4) - Drawn	SOFR(Q)	6.50%	12.09%	07/2021	07/2027	758	757	758
							29,337	29,255	29,337	3.17%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	5.25%	10.71%	03/2022	03/2028	27,612	27,411	27,559
	First Lien(3)(4) - Drawn	P(Q)	4.50%	13.00%	03/2022	03/2028	1,539	1,537	1,536
							29,151	28,948	29,095	3.15%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	5.50%	10.93%	11/2020	11/2028	$23,368	$23,281	$23,368
	First Lien(3)	SOFR(M)	5.50%	10.93%	11/2020	11/2028	4,608	4,583	4,608
							27,976	27,864	27,976	3.02%
iCIMS, Inc.
Software	First Lien(2)(3)	SOFR(Q)*	3.38% + 3.88%/PIK	12.58%	08/2022	08/2028	20,632	20,502	20,838
	First Lien(3)	SOFR(Q)	7.25%	12.58%	10/2022	08/2028	5,126	5,089	5,177
	First Lien(3)(4) - Drawn	SOFR(Q)	6.75%	12.05%	08/2022	08/2028	125	128	125
							25,883	25,719	26,140	2.83%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)	SOFR(M)	5.50%	10.93%	12/2020	12/2026	17,522	17,430	17,522
	First Lien(3)	SOFR(M)	5.50%	10.93%	12/2020	12/2026	5,304	5,275	5,304
	First Lien(3)	SOFR(M)	5.50%	10.93%	01/2022	12/2026	2,583	2,568	2,583
							25,409	25,273	25,409	2.75%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)	SOFR(M)	5.50%	10.83%	12/2021	12/2028	23,341	23,169	23,341
	First Lien(2)(3)	SOFR(M)	5.50%	10.83%	05/2022	12/2028	1,477	1,466	1,477
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.83%	12/2021	12/2028	405	411	405
							25,223	25,046	25,223	2.73%
Diamondback Acquisition, Inc.
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.93%	09/2021	09/2028	24,758	24,585	24,659	2.67%
AAH Topco, LLC
Consumer Services	First Lien(3)	SOFR(M)	5.50%	10.93%	12/2021	12/2027	11,719	11,649	11,719
	First Lien(2)(3)	SOFR(M)	5.50%	10.93%	12/2021	12/2027	11,606	11,527	11,606
	First Lien(3)(4) - Drawn	SOFR(M)	6.00%	11.43%	11/2023	12/2027	542	563	542
							23,867	23,739	23,867	2.58%
Kaseya Inc.
Software	First Lien(2)(3)	SOFR(Q)*	3.50% + 2.50%/PIK	11.31%	06/2022	06/2029	22,859	22,701	22,860
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.83%	06/2022	06/2029	346	345	346
	First Lien(3)	SOFR(Q)	5.50%	10.81%	06/2022	06/2029	85	85	85
							23,290	23,131	23,291	2.52%
PDQ.com Corporation
Software	First Lien(3)	SOFR(M)	5.21%	10.64%	09/2021	08/2027	13,191	13,150	13,191
	First Lien(3)	SOFR(M)	5.21%	10.64%	09/2021	08/2027	9,036	9,008	9,036
	First Lien(2)(3)	SOFR(Q)	5.50%	10.83%	10/2023	08/2027	702	696	709
	First Lien(3)(4) - Drawn	SOFR(Q)	5.00%	10.43%	09/2021	08/2027	287	289	287
							23,216	23,143	23,223	2.51%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Diligent Corporation
Software	First Lien(2)(3)	SOFR(Q)	6.25%	11.71%	08/2020	08/2025	$14,559	$14,502	$14,559
	First Lien(2)(3)	SOFR(Q)	5.75%	11.21%	03/2021	08/2025	5,511	5,501	5,511
	First Lien(3)	SOFR(Q)	6.25%	11.71%	08/2020	08/2025	1,218	1,214	1,218
	First Lien(3)(4) - Drawn	SOFR(Q)	6.25%	11.71%	08/2020	08/2025	1,042	1,052	1,042
	First Lien(3)	SOFR(Q)	6.25%	11.71%	08/2020	08/2025	768	765	768
	First Lien(2)(3)	SOFR(Q)	5.75%	11.21%	03/2021	08/2025	40	40	40
							23,138	23,074	23,138	2.50%
Anaplan, Inc.
Software	First Lien(2)(3)	SOFR(Q)	6.50%	11.81%	06/2022	06/2029	22,941	22,755	22,941	2.48%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)	SOFR(Q)	6.00%	11.41%	09/2021	09/2028	22,848	22,687	22,848	2.47%
Thermostat Purchaser III, Inc.
Business Services	First Lien(2)	SOFR(Q)	4.50%	9.99%	08/2021	08/2028	18,618	18,585	18,408
	First Lien	SOFR(Q)	4.50%	9.99%	08/2021	08/2028	3,349	3,340	3,311
							21,967	21,925	21,719	2.35%
Notorious Topco, LLC
Consumer Products	First Lien(2)(3)	SOFR(Q)	6.75%	12.21%	11/2021	11/2027	20,787	20,681	19,284
	First Lien(3)	SOFR(Q)	6.75%	12.21%	11/2021	11/2027	1,812	1,803	1,681
	First Lien(3)(4) - Drawn	SOFR(Q)	6.75%	12.22%	11/2021	05/2027	615	616	570
							23,214	23,100	21,535	2.33%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	6.50%/PIK	11.91%	12/2021	12/2028	21,994	21,841	19,843
	First Lien(3)	SOFR(Q)*	6.50%/PIK	11.91%	12/2021	12/2028	1,142	1,140	1,031
							23,136	22,981	20,874	2.26%
Pioneer Topco I, L.P. (6)
Pioneer Buyer I, LLC
Software	First Lien(3)	SOFR(Q)*	7.00%/PIK	12.31%	11/2021	11/2028	18,231	18,148	18,231
	First Lien(3)	SOFR(Q)*	7.00%/PIK	12.31%	03/2022	11/2028	1,985	1,974	1,985
							20,216	20,122	20,216	2.19%
Avalara, Inc.
Software	First Lien(3)	SOFR(Q)	7.25%	12.56%	10/2022	10/2028	20,012	19,807	20,012	2.16%
GraphPAD Software, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	5.50%	10.96%	12/2021	04/2027	9,082	9,053	9,081
	First Lien(2)(3)	SOFR(S)	5.50%	11.19%	04/2021	04/2027	6,808	6,788	6,807
	First Lien(3)	SOFR(S)	5.50%	11.13%	12/2021	04/2027	2,068	2,062	2,067
	First Lien(2)(3)	SOFR(Q)	5.50%	10.96%	10/2021	04/2027	1,047	1,043	1,047
	First Lien(3)	SOFR(Q)	6.00%	11.46%	04/2021	04/2027	1,000	997	1,000
							20,005	19,943	20,002	2.16%
Recorded Future, Inc.
Software	First Lien(2)(3)	SOFR(Q)	5.25%	10.66%	12/2021	07/2025	7,331	7,317	7,331
	First Lien(2)(3)	SOFR(Q)	5.25%	10.66%	08/2020	07/2025	5,685	5,668	5,685
	First Lien(3)	SOFR(Q)	5.25%	10.66%	08/2020	07/2025	4,052	4,031	4,052
	First Lien(2)(3)	SOFR(Q)	5.25%	10.66%	01/2022	07/2025	2,460	2,453	2,460
							19,528	19,469	19,528	2.11%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	5.75%	11.16%	08/2021	08/2028	$16,649	$16,533	$16,396
	First Lien(3)	SOFR(Q)	5.75%	11.16%	08/2021	08/2028	1,753	1,749	1,726
	First Lien(3)	SOFR(Q)	5.75%	11.16%	08/2021	08/2027	1,348	1,340	1,328
							19,750	19,622	19,450	2.10%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	5.25%	10.68%	12/2021	12/2028	17,461	17,364	17,461
	First Lien(3)(4) - Drawn	P(Q)	4.25%	12.75%	12/2021	12/2027	1,629	1,625	1,629
							19,090	18,989	19,090	2.06%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)	SOFR(Q)	5.75%	11.16%	10/2021	10/2028	11,486	11,405	11,299
	First Lien(2)(3)	SOFR(Q)	5.75%	11.16%	12/2021	10/2028	7,219	7,167	7,102
							18,705	18,572	18,401	1.99%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)	SOFR(Q)	5.50%	10.90%	10/2021	10/2028	12,123	12,036	12,123
	First Lien(3)	SOFR(Q)	5.50%	10.90%	10/2021	10/2028	5,068	5,038	5,068
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.90%	06/2022	10/2028	446	443	446
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.90%	10/2021	10/2027	86	92	86
	First Lien(3)	SOFR(Q)	5.50%	10.90%	10/2021	10/2028	48	44	48
							17,771	17,653	17,771	1.92%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)	SOFR(Q)	5.75%	11.21%	12/2021	12/2027	8,916	8,856	8,917
	First Lien(3)	SOFR(Q)	5.75%	11.21%	12/2021	12/2027	2,993	2,973	2,993
	First Lien(3)	SOFR(Q)	5.75%	11.21%	12/2021	12/2027	2,974	2,954	2,974
	First Lien(3)(4) - Drawn	SOFR(Q)	6.00%	11.47%	07/2022	12/2027	1,680	1,668	1,680
	First Lien(3)(4) - Drawn	SOFR(M)	5.75%	11.23%	12/2021	12/2027	1,125	1,118	1,125
							17,688	17,569	17,689	1.91%
RealPage, Inc.
Software	Second Lien	SOFR(M)	6.50%	11.94%	02/2021	04/2029	17,357	17,270	17,270	1.87%
MRI Software LLC
Software	First Lien(2)(3)	SOFR(Q)	5.50%	10.90%	01/2020	02/2027	10,777	10,750	10,777
	First Lien(2)(3)	SOFR(Q)	5.50%	10.90%	03/2021	02/2027	3,057	3,053	3,057
	First Lien(3)	SOFR(Q)	5.50%	10.90%	03/2021	02/2027	2,859	2,855	2,859
	First Lien(3)	SOFR(Q)	5.50%	10.90%	01/2020	02/2027	311	311	311
							17,004	16,969	17,004	1.84%
Sierra Enterprises, LLC
Food & Beverage	First Lien(3)	SOFR(Q)*	2.50% + 4.25%/PIK	12.06%	07/2023	05/2027	17,184	15,108	16,971	1.83%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	3.50% + 2.75%/PIK	11.84%	12/2021	11/2028	16,151	16,011	16,151
	First Lien(3)(4) - Drawn	SOFR(Q)	3.50%	9.06%	12/2021	11/2028	764	768	764
							16,915	16,779	16,915	1.83%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foreside Financial Group, LLC
Business Services	First Lien(2)(3)	SOFR(Q)	5.25%	10.74%	05/2022	09/2027	$14,715	$14,611	$14,715
	First Lien(3)	SOFR(Q)	5.25%	10.74%	05/2022	09/2027	2,073	2,069	2,073
							16,788	16,680	16,788	1.82%
Foundational Education Group, Inc.
Education	First Lien(2)(3)	SOFR(Q)	3.75%	9.32%	08/2021	08/2028	9,262	9,230	9,262
	Second Lien(2)(3)	SOFR(Q)	6.50%	12.07%	08/2021	08/2029	6,488	6,464	6,488
							15,750	15,694	15,750	1.70%
Project Essential Bidco, Inc.
Software	First Lien(2)(3)	SOFR(Q)*	3.00% + 3.25%/PIK	11.72%	04/2021	04/2028	17,541	17,443	15,697	1.70%
Businessolver.com, Inc.
Software	First Lien(2)(3)	SOFR(Q)	5.50%	10.91%	12/2021	12/2027	14,562	14,521	14,562
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.91%	12/2021	12/2027	537	536	537
							15,099	15,057	15,099	1.63%
Enverus Holdings, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	5.50%	10.83%	12/2023	12/2029	15,096	14,987	14,983	1.62%
Oranje Holdco, Inc.
Education	First Lien(3)	SOFR(Q)	7.50%	12.81%	01/2023	02/2029	14,453	14,298	14,453	1.56%
Coupa Holdings, LLC
Software	First Lien(2)(3)	SOFR(Q)	7.50%	12.81%	02/2023	02/2030	13,366	13,217	13,634	1.47%
CentralSquare Technologies, LLC
Software	First Lien(2)	SOFR(M)	3.75%	9.18%	04/2020	08/2025	13,199	12,483	13,199	1.43%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)	SOFR(M)	5.25%	10.58%	05/2022	05/2029	9,975	9,896	9,975
	First Lien(2)(3)	SOFR(M)	5.75%	11.08%	10/2023	05/2029	3,015	2,987	3,045
							12,990	12,883	13,020	1.41%
Eisner Advisory Group LLC
Financial Services	First Lien(2)(3)	SOFR(M)	4.00%	9.33%	02/2024	02/2031	12,356	12,234	12,422	1.34%
Relativity ODA LLC
Software	First Lien(3)	SOFR(M)	6.50%	11.93%	05/2021	05/2027	12,414	12,337	12,414	1.34%
Nielsen Consumer Inc.**
Business Services	First Lien(2)	SOFR(M)	6.25%	11.58%	02/2023	03/2028	12,108	11,411	12,047	1.30%
Geo Parent Corporation
Business Services	First Lien(2)(3)	SOFR(S)	5.25%	10.50%	05/2020	12/2028	11,952	11,794	11,952	1.29%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	5.50%	10.95%	09/2021	09/2027	11,192	11,120	11,053
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.93%	09/2021	09/2027	574	574	567
							11,766	11,694	11,620	1.26%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)	SOFR(M)	5.75%	11.17%	06/2022	06/2028	11,419	11,419	11,329	1.23%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Daxko Acquisition Corporation
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.93%	10/2021	10/2028	$10,308	$10,235	$10,308
	First Lien(3)	SOFR(M)	5.50%	10.93%	10/2021	10/2028	869	864	869
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.93%	10/2021	10/2028	52	50	52
	First Lien(3)(4) - Drawn	P(Q)	4.50%	13.00%	10/2021	10/2027	46	48	46
							11,275	11,197	11,275	1.22%
CFS Management, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)*	6.25% + 2.75%/PIK	14.56%	09/2021	07/2024	8,643	8,637	7,973
	First Lien(3)	SOFR(Q)*	6.25% + 2.75%/PIK	14.56%	09/2021	07/2024	3,304	3,302	3,048
							11,947	11,939	11,021	1.19%
Snap One Holdings Corp.**
Distribution & Logistics	First Lien(2)	SOFR(Q)	4.50%	9.95%	11/2021	12/2028	10,955	10,917	10,962	1.18%
Bullhorn, Inc.
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.93%	09/2020	09/2026	9,530	9,498	9,530
	First Lien(3)	SOFR(M)	5.50%	10.93%	09/2020	09/2026	1,215	1,214	1,215
							10,745	10,712	10,745	1.16%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)	SOFR(M)	5.25%	10.68%	04/2022	08/2029	7,104	7,062	7,104
	First Lien(3)	SOFR(M)	5.25%	10.68%	04/2022	08/2029	2,482	2,466	2,482
	First Lien(3)(4) - Drawn	SOFR(M)	6.00%	11.43%	07/2023	08/2029	760	760	760
	First Lien(3)	SOFR(M)	5.25%	10.68%	08/2021	08/2029	67	66	67
							10,413	10,354	10,413	1.13%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second Lien(2)(3)	SOFR(M)	6.75%	12.19%	11/2021	12/2029	10,000	9,961	9,921	1.07%
RXB Holdings, Inc.
Healthcare	First Lien(2)	SOFR(M)	4.50%	9.94%	07/2021	12/2027	6,269	6,259	6,293
	First Lien(2)	SOFR(M)	5.25%	10.58%	06/2023	12/2027	3,399	3,325	3,416
							9,668	9,584	9,709	1.05%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(3)	SOFR(M)	5.50%	10.93%	07/2021	07/2028	6,024	5,993	6,024
	First Lien(2)(3)	SOFR(M)	5.50%	10.93%	07/2022	07/2028	3,540	3,512	3,540
	Subordinated(3)	SOFR(Q)	8.25%	13.66%	07/2022	07/2029	1	1	1
							9,565	9,506	9,565	1.03%
Xactly Corporation
Software	First Lien(3)	SOFR(Q)	7.25%	12.69%	06/2020	07/2025	9,449	9,296	9,449	1.02%
Houghton Mifflin Harcourt Company
Education	First Lien(2)	SOFR(M)	5.25%	10.68%	10/2023	04/2029	9,487	9,205	9,417	1.02%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)	SOFR(M)	5.50%	10.93%	08/2021	08/2028	$7,348	$7,298	$7,153
	First Lien(3)	SOFR(M)	5.50%	10.93%	08/2021	08/2028	1,302	1,299	1,268
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.93%	08/2021	08/2028	682	672	664
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.93%	08/2021	08/2027	118	120	115
							9,450	9,389	9,200	0.99%
CoreTrust Purchasing Group LLC
Business Services	First Lien(3)	SOFR(M)	6.50%	11.83%	09/2022	10/2029	9,081	8,966	9,081	0.98%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	6.09%	11.57%	03/2021	03/2028	7,401	7,330	7,401
	First Lien(3)	SOFR(Q)	6.09%	11.57%	03/2021	03/2028	1,535	1,530	1,535
							8,936	8,860	8,936	0.97%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)	SOFR(S)	5.08%	10.43%	10/2023	12/2028	2,876	2,863	2,876
	First Lien(2)(3)	SOFR(S)	5.08%	10.43%	10/2023	12/2028	2,599	2,587	2,599
	First Lien(2)(3)	SOFR(S)	5.08%	10.43%	07/2023	12/2028	1,025	1,020	1,025
	First Lien(3)	SOFR(S)	5.08%	10.43%	07/2023	12/2028	1,134	1,124	1,134
							7,634	7,594	7,634	0.82%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3)	SOFR(Q)	5.00%	10.31%	11/2023	11/2030	7,584	7,547	7,546	0.82%
Ciklum Inc.**
Business Services	First Lien(2)(3)	SOFR(Q)	7.00%	12.41%	02/2024	02/2030	7,568	7,475	7,473	0.81%
OEConnection LLC
Software	Second Lien(2)	SOFR(M)	7.00%	12.43%	12/2021	09/2027	7,360	7,311	7,360	0.80%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3)	SOFR(M)	6.00%	11.33%	10/2023	11/2030	7,355	7,284	7,355	0.80%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	6.41%	11.71%	03/2021	04/2028	6,259	6,229	6,172
	First Lien(3)	SOFR(Q)	6.41%	11.71%	03/2021	04/2028	518	515	511
	First Lien(3)	SOFR(Q)	6.41%	11.71%	03/2021	04/2028	357	355	352
	First Lien(3)	SOFR(Q)	6.50%	11.80%	12/2022	04/2028	243	240	240
							7,377	7,339	7,275	0.79%
Maverick Bidco Inc.
Software	Second Lien(3)	SOFR(Q)	6.75%	12.21%	04/2021	05/2029	6,800	6,786	6,800	0.74%
Project Alpha Intermediate Holding, Inc.
Software	First Lien(2)	SOFR(Q)	4.75%	10.06%	10/2023	10/2030	6,500	6,376	6,542	0.71%
Bayou Intermediate II, LLC
Healthcare	First Lien	SOFR(Q)	4.50%	10.08%	03/2024	08/2028	6,483	6,451	6,451	0.70%
Power Grid Holdings, Inc.
Business Products	First Lien(2)(3)	SOFR(Q)	4.75%	10.09%	11/2023	12/2030	6,407	6,345	6,343
	First Lien(3)(4) - Drawn	SOFR(M)	4.75%	10.08%	11/2023	12/2030	38	38	37
							6,445	6,383	6,380	0.69%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)	SOFR(S)	5.75%	11.29%	06/2021	06/2027	$4,966	$4,936	$4,966
	First Lien(3)(4) - Drawn	SOFR(S)	5.75%	11.08%	06/2021	06/2027	1,386	1,378	1,386
							6,352	6,314	6,352	0.69%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)	SOFR(M)	5.25%	10.68%	02/2020	02/2026	5,748	5,738	5,748
	First Lien(3)(4) - Drawn	SOFR(M)	5.25%	10.68%	02/2020	02/2026	475	475	475
							6,223	6,213	6,223	0.67%
CommerceHub, Inc.
Software	First Lien(3)	SOFR(Q)	6.25%	11.58%	06/2023	12/2027	6,038	5,707	6,038	0.65%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)	SOFR(Q)*	6.75% + 2.00%/PIK	14.05%	07/2021	07/2027	5,476	5,440	5,403
	First Lien(3)(4) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	14.08%	07/2021	07/2026	611	608	603
							6,087	6,048	6,006	0.65%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)	SOFR(M)	6.75%	12.19%	05/2021	05/2029	6,000	5,971	5,875	0.64%
Icefall Parent, Inc.
Software	First Lien(2)(3)	SOFR(Q)	6.50%	11.80%	01/2024	01/2030	5,652	5,597	5,596	0.61%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	5.25%	10.66%	10/2021	10/2028	4,327	4,296	4,327
	First Lien(3)	SOFR(Q)	5.25%	10.67%	06/2022	10/2028	742	736	742
	First Lien(3)	SOFR(Q)	5.25%	10.68%	10/2021	10/2028	496	492	496
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	11.18%	11/2023	10/2028	12	12	12
							5,577	5,536	5,577	0.60%
Aretec Group, Inc.
Financial Services	First Lien(2)	SOFR(M)	4.50%	9.93%	10/2023	08/2030	5,435	5,277	5,470	0.59%
Ncontracts, LLC
Software	First Lien(2)(3)	SOFR(S)	6.50%	11.80%	12/2023	12/2029	5,442	5,376	5,374
	First Lien(3)(4) - Drawn	SOFR(Q)	6.50%	11.82%	12/2023	12/2029	50	50	50
							5,492	5,426	5,424	0.59%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)	SOFR(M)	5.50%	10.83%	12/2021	12/2028	3,558	3,532	3,558
	First Lien(3)	SOFR(M)	5.50%	10.83%	12/2021	12/2028	1,395	1,388	1,395
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.83%	12/2021	12/2028	263	262	263
							5,216	5,182	5,216	0.56%
Perforce Software, Inc.
Software	First Lien(2)	SOFR(Q)	4.75%	10.08%	03/2024	03/2031	5,129	5,103	5,103	0.55%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)	SOFR(Q)	5.25%	10.82%	09/2021	09/2027	5,070	5,057	5,070
	First Lien(3)	SOFR(Q)	5.25%	10.82%	09/2021	09/2027	819	817	819
	First Lien(3)(4) - Drawn	P(Q)	4.25%	12.75%	09/2021	09/2027	50	50	50
							5,939	5,924	5,939	0.64%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DS Admiral Bidco, LLC
Software	First Lien(3)	SOFR(Q)	7.00%	12.30%	12/2022	03/2028	$4,844	$4,785	$4,844	0.52%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(3)	SOFR(S)	8.25%	13.75%	02/2024	09/2026	4,567	4,568	4,567	0.49%
Calabrio, Inc.
Software	First Lien(3)	SOFR(M)	7.13%	12.45%	04/2021	04/2027	3,986	3,969	3,948
	First Lien(3)	SOFR(M)	7.13%	12.45%	01/2024	04/2027	606	600	600
							4,592	4,569	4,548	0.49%
Community Brands ParentCo, LLC
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.93%	02/2022	02/2028	4,597	4,565	4,513	0.49%
USRP Holdings, Inc.
Business Services	First Lien(2)(3)	SOFR(S)	5.75%	11.18%	07/2021	07/2027	3,615	3,593	3,615
	First Lien(3)	SOFR(S)	5.75%	11.18%	07/2021	07/2027	471	468	471
	First Lien(3)(4) - Drawn	SOFR(S)	5.75%	11.18%	07/2023	07/2027	392	405	392
							4,478	4,466	4,478	0.48%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	3.38% + 3.38%/PIK	12.21%	02/2022	02/2028	4,223	4,194	4,222
	First Lien(2)(3)(4) - Drawn	SOFR(Q)*	3.38% + 3.38%/PIK	12.21%	02/2022	02/2028	230	230	230
							4,453	4,424	4,452	0.48%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(3)	SOFR(M)	5.75%	11.19%	09/2021	09/2028	2,557	2,542	2,557
	First Lien(3)	SOFR(M)	5.75%	11.19%	09/2021	09/2028	1,807	1,790	1,807
							4,364	4,332	4,364	0.47%
PDI TA Holdings, Inc.
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.83%	01/2024	02/2031	4,372	4,350	4,350	0.47%
Greenway Health, LLC
Healthcare	First Lien(2)(3)	SOFR(S)	6.75%	11.93%	12/2023	04/2029	4,127	4,068	4,127	0.45%
Bluefin Holding, LLC
Software	First Lien(2)(3)	SOFR(Q)	7.25%	12.57%	09/2023	09/2029	4,128	4,080	4,107	0.44%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)	SOFR(Q)	7.00%	12.48%	05/2021	05/2027	4,012	3,988	4,012
	First Lien(3)(4) - Drawn	P(Q)	6.00%	14.50%	05/2021	05/2027	27	28	27
							4,039	4,016	4,039	0.44%
Project Accelerate Parent, LLC
Software	First Lien(2)(3)	SOFR(Q)	5.25%	10.58%	02/2024	02/2031	4,050	4,030	4,030	0.44%
YLG Holdings, Inc.
Business Services	First Lien(3)	SOFR(Q)	5.00%	10.42%	10/2021	10/2025	3,718	3,706	3,718
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.87%	10/2021	10/2025	247	240	247
							3,965	3,946	3,965	0.43%
Convey Health Solutions, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	5.25%	10.66%	02/2022	09/2026	4,476	4,438	3,894	0.42%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

STATS Intermediate Holdings, LLC**
Business Services	First Lien(2)	SOFR(Q)	5.25%	10.83%	08/2021	07/2026	$3,881	$3,881	$3,840	0.42%
Radwell Parent, LLC
Distribution & Logistics	First Lien(3)	SOFR(Q)	6.75%	12.05%	11/2022	04/2029	3,708	3,661	3,708
	First Lien(3)(4) - Drawn	SOFR(Q)	6.75%	12.05%	11/2022	04/2029	56	56	56
							3,764	3,717	3,764	0.41%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	5.75%	11.06%	10/2023	10/2030	3,320	3,288	3,287	0.36%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	6.00%	11.36%	05/2022	05/2029	2,843	2,821	2,822
	First Lien(3)(4) - Drawn	SOFR(S)	6.00%	11.38%	05/2022	05/2029	284	282	282
	First Lien(3)(4) - Drawn	SOFR(Q)	6.00%	11.31%	05/2022	05/2028	55	55	55
							3,182	3,158	3,159	0.34%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	5.75%	11.34%	06/2021	06/2028	2,825	2,796	2,721
	First Lien(3)(4) - Drawn	SOFR(M)	4.00%	9.44%	06/2021	06/2026	40	41	39
	First Lien(3)	SOFR(Q)	5.75%	11.33%	06/2021	06/2028	22	22	21
							2,887	2,859	2,781	0.30%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	6.00%	11.43%	10/2022	10/2029	2,500	2,121	2,484	0.27%
eResearchTechnology, Inc.
Healthcare	First Lien(2)	SOFR(M)	4.50%	9.94%	01/2021	02/2027	2,447	2,447	2,457	0.27%
Project Power Buyer, LLC
Software	First Lien(3)	SOFR(Q)	7.00%	12.30%	01/2023	05/2026	2,304	2,280	2,304	0.25%
Next Holdco, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	6.00%	11.32%	11/2023	11/2030	2,288	2,272	2,271	0.25%
KENE Acquisition, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	5.25%	10.57%	02/2024	02/2031	2,292	2,270	2,270	0.25%
More cowbell II LLC
Business Services	First Lien(2)(3)	SOFR(Q)	6.00%	11.09%	08/2023	09/2030	2,131	2,116	2,115
	First Lien(3)(4) - Drawn	SOFR(S)	6.00%	11.28%	08/2023	09/2029	56	56	55
							2,187	2,172	2,170	0.23%
Ambrosia Holdco Corp. (7)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(3)	SOFR(M)*	5.25%/PIK	10.58%	01/2024	06/2029	1,526	1,491	1,389
	First Lien	SOFR(M)*	1.00% + 2.00%/PIK	8.33%	03/2024	06/2029	130	103	103
	Subordinated(3)	Fixed(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	42	42	42
							1,698	1,636	1,534	0.17%
AWP Group Holdings, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	5.50%	10.90%	08/2023	12/2029	1,294	1,282	1,281
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.91%	08/2023	12/2029	77	77	77
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.90%	08/2023	12/2029	33	33	33
							1,404	1,392	1,391	0.15%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KENG Acquisition, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	6.25%	11.56%	08/2023	08/2029	$1,204	$1,190	$1,189
	First Lien(3)(4) - Drawn	SOFR(Q)	6.25%	11.56%	08/2023	08/2029	150	150	148
	First Lien(3)(4) - Drawn	SOFR(Q)	6.25%	11.56%	08/2023	08/2029	37	37	36
							1,391	1,377	1,373	0.15%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	7.13%	7.13%	09/2022	12/2028	1,370	1,094	1,231	0.13%
Total Funded Debt Investments - United States							$1,363,326	$1,350,534	$1,353,200	146.33%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(3)	SOFR(Q)	7.25%	12.55%	12/2022	12/2029	$2,245	$2,216	$2,245
	First Lien(3)	SOFR(Q)	6.75%	12.05%	12/2023	12/2029	874	866	866
							3,119	3,082	3,111	0.34%
Funded Debt Investments - Australia							$3,119	$3,082	$3,111	0.34%
Total Funded Debt Investments							$1,366,445	$1,353,616	$1,356,311	146.67%
Equity - United States
Ambrosia Holdco Corp.
Distribution & Logistics	Ordinary Shares(3)(7)	—	—	—	01/2024	—	19,197	$205	$205	0.02%
Pioneer Topco I, L.P.
Software	Ordinary Shares(3)(6)	—	—	—	11/2021	—	10	—	—	—%
Total Shares - United States								$205	$205	0.02%
Total Shares								$205	$205	0.02%
Total Funded Investments								$1,353,821	$1,356,516	146.69%
Unfunded Debt Investments - United States
Coupa Holdings, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2023	08/2024	$1,193	$—	$24
	First Lien(3)(4) - Undrawn	—	—	—	02/2023	02/2029	914	(9)	—
							2,107	(9)	24	—%
PDQ.com Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2025	458	—	4
	First Lien(3)(4) - Undrawn	—	—	—	09/2021	08/2027	2,172	(11)	—
							2,630	(11)	4	—%
Riskonnect Parent, LLC
Software	First Lien(4) - Undrawn	—	—	—	03/2024	03/2026	4,127	—	—	—%
Businessolver.com, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2024	1,698	—	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	09/2023	09/2025	5,964	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	10/2021	12/2024	$2,430	$—	$—	—%
KPSKY Acquisition Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	1,019	—	—	—%
Wealth Enhancement Group, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2024	117	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2021	10/2027	516	(1)	—
							633	(1)	—	—%
Project Power Buyer, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2023	05/2025	120	(1)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	07/2022	07/2024	261	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	91	(1)	—
							352	(1)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	02/2020	02/2026	226	(1)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	283	(1)	—	—%
Sun Acquirer Corp.
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	363	(2)	—	—%
Affinipay Midco, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2022	06/2028	273	(2)	—	—%
Bullhorn, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2020	09/2026	693	(2)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2027	244	(2)	—	—%
MRI Software LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2025	2,199	—	—
	First Lien(3)(4) - Undrawn	—	—	—	01/2020	02/2027	1,000	(3)	—
							3,199	(3)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2024	309	—	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2027	484	(3)	—
							793	(3)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	11/2022	04/2029	225	(3)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Associations, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2027	$719	$(4)	$—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	02/2022	02/2025	87	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2022	02/2028	603	(4)	—
							690	(4)	—	—%
Recorded Future, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2020	07/2025	1,202	(4)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	376	(2)	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	09/2024	198	(2)	—
							574	(4)	—	—%
Infogain Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2026	1,236	(4)	—	—%
Relativity ODA LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2027	1,061	(7)	—	—%
Daxko Acquisition Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2021	04/2024	364	—	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2027	737	(7)	—
							1,101	(7)	—	—%
Xactly Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2020	07/2025	551	(7)	—	—%
PetVet Care Centers, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	10/2023	11/2025	962	—	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2023	11/2029	962	(9)	—
							1,924	(9)	—	—%
KWOR Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,255	(9)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	1,825	(11)	—	—%
Ocala Bidco, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	12/2021	05/2024	867	(11)	—	—%
Kaseya Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2029	1,028	(8)	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2024	2,593	(4)	—
							3,621	(12)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Pioneer Buyer I, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2021	11/2027	$2,590	$(13)	$—	—%
iCIMS, Inc.
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	08/2022	08/2024	3,974	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2022	08/2028	1,745	(15)	—
							5,719	(15)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2022	09/2024	1,339	—	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2022	10/2029	1,339	(16)	—
							2,678	(16)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2027	1,636	(16)	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2024	2,307	—	—
							3,943	(16)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2022	09/2027	977	(7)	—
	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2024	1,164	(10)	—
	First Lien(4) - Undrawn	—	—	—	03/2024	03/2026	2,258	—	—
							4,399	(17)	—	—%
Diligent Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2020	08/2025	1,327	(17)	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	12/2020	12/2026	3,507	(17)	—	—%
Oranje Holdco, Inc.
Education	First Lien(3)(4) - Undrawn	—	—	—	01/2023	02/2029	1,807	(18)	—	—%
Avalara, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2022	10/2028	2,001	(19)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2027	288	(2)	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2023	07/2025	1,119	(20)	—
							1,407	(22)	—	—%
OA Buyer, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2028	2,635	(26)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	11/2021	11/2026	2,275	(30)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

AAH Topco, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	$2,557	$(26)	$—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,413	(9)	—
							3,970	(35)	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	07/2023	12/2024	4,237	—	—	—%
Next Holdco, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	587	—	—
	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2029	220	(2)	(2)
							807	(2)	(2)	(0.00)%
More cowbell II LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	09/2025	232	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	09/2029	246	(2)	(2)
							478	(2)	(2)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2026	147	(2)	(2)	(0.00)%
Brave Parent Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2023	05/2025	862	—	—
	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2030	431	(2)	(2)
							1,293	(2)	(2)	(0.00)%
PDI TA Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2024	02/2026	1,657	—	—
	First Lien(3)(4) - Undrawn	—	—	—	01/2024	02/2031	491	(2)	(2)
							2,148	(2)	(2)	(0.00)%
Bluefin Holding, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2023	09/2029	407	(5)	(2)	(0.00)%
Project Accelerate Parent, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2031	579	(3)	(3)	(0.00)%
KENE Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2026	1,014	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2031	304	(3)	(3)
							1,318	(3)	(3)	(0.00)%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2028	844	(6)	(4)	(0.00)%
Calabrio, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2021	04/2027	480	(2)	(5)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Community Brands ParentCo, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2022	02/2028	$276	$(2)	$(5)	(0.00)%
GS Acquisitionco, Inc.
Software	First Lien(4) - Undrawn	—	—	—	02/2020	05/2028	1,918	(5)	(5)	(0.00)%
Icefall Parent, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2024	01/2030	538	(5)	(5)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2028	289	(3)	(2)
	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2024	401	—	(3)
							690	(3)	(5)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	03/2022	03/2028	2,858	(29)	(5)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2026	183	(3)	(7)	(0.00)%
Healthspan Buyer, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2030	799	(8)	(8)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2028	1,078	—	(9)	(0.00)%
AWP Group Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	12/2029	189	(2)	(2)
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2025	667	—	(7)
							856	(2)	(9)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	910	(9)	(11)	(0.00)%
Ncontracts, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2029	452	(6)	(6)
	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2025	502	—	(6)
							954	(6)	(12)	(0.00)%
KENG Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2029	293	(4)	(4)
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2025	764	(2)	(10)
							1,057	(6)	(14)	(0.00)%
Enverus Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2025	755	—	(6)
	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2029	1,149	(8)	(9)
							1,904	(8)	(15)	(0.00)%
Power Grid Holdings, Inc.
Business Products	First Lien(3)(4) - Undrawn	—	—	—	11/2023	12/2030	1,473	(15)	(15)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Ciklum Inc.**
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2024	08/2025	$9,453	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2030	2,363	(29)	(30)
							11,816	(29)	(30)	(0.01)%
ACI Group Holdings, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	08/2021	08/2027	669	(7)	(18)
	First Lien(3)(4) - Undrawn	—	—	—	08/2021	08/2024	757	—	(20)
							1,426	(7)	(38)	(0.01)%
Notorious Topco, LLC
Consumer Products	First Lien(3)(4) - Undrawn	—	—	—	11/2021	05/2027	1,229	(9)	(89)	(0.01)%
Project Essential Bidco, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2021	04/2027	2,240	(10)	(235)	(0.03)%
Total Unfunded Debt Investments - United States							$127,206	$(581)	$(516)	(0.06)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2022	12/2028	$208	$(2)	$—	—%
Total Unfunded Debt Investments - Australia							$208	$(2)	$—	—%
Total Unfunded Debt Investments							$127,414	$(583)	$(516)	(0.06)%
Total Non-Controlled/Non-Affiliated Investments								$1,353,238	$1,356,000	146.63%
Total Investments								$1,353,238	$1,356,000	146.63%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2024.
(6)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
(7)The Company holds ordinary shares in Ambrosia Holdco Corp. and two first lien term loans and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Holdco Corp.
*    All or a portion of interest contains payment-in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2024, 2.70% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

March 31, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	95.45%
Second lien	4.44%
Subordinated	0.09%
Equity and other	0.02%
Total investments	100.00%

March 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	40.39%
Business Services	23.22%
Healthcare	16.14%
Financial Services	6.67%
Consumer Services	3.93%
Education	2.92%
Distribution & Logistics	1.68%
Consumer Products	1.58%
Packaging	1.31%
Food & Beverage	1.25%
Business Products	0.47%
Specialty Chemicals & Materials	0.44%
Total investments	100.00%

March 31, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	99.91%
Fixed rates	0.09%
Total investments	100.00%

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

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)	SOFR(S)	5.08%	10.43%	10/2023	12/2028	$2,876	$2,862	$2,876
	First Lien(2)(3)	SOFR(S)	5.08%	10.43%	10/2023	12/2028	2,599	2,586	2,599
	First Lien(2)(3)	SOFR(S)	5.08%	10.43%	07/2023	12/2028	1,025	1,020	1,025
	First Lien(3)	SOFR(S)	5.08%	10.43%	07/2023	12/2028	1,134	1,123	1,134
							7,634	7,591	7,634	0.88%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3)	SOFR(M)	5.00%	10.36%	11/2023	11/2030	7,584	7,546	7,546	0.87%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)	SOFR(M)	6.00%	11.36%	10/2023	11/2030	7,373	7,300	7,375	0.85%
OEConnection LLC
Software	Second Lien(2)(3)	SOFR(M)	7.00%	12.46%	12/2021	09/2027	7,360	7,308	7,360	0.85%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	6.41%	11.75%	03/2021	04/2028	6,276	6,245	6,088
	First Lien(3)	SOFR(Q)	6.41%	11.75%	03/2021	04/2028	520	516	504
	First Lien(3)	SOFR(Q)	6.41%	11.75%	03/2021	04/2028	357	356	347
	First Lien(3)	SOFR(Q)	6.50%	11.85%	12/2022	04/2028	243	240	236
							7,396	7,357	7,175	0.83%
Maverick Bidco Inc.
Software	Second Lien(3)	SOFR(Q)	6.75%	12.28%	04/2021	05/2029	6,800	6,786	6,693	0.77%
Project Alpha Intermediate Holding, Inc.
Software	First Lien(2)	SOFR(M)	4.75%	10.11%	10/2023	10/2030	6,500	6,372	6,554	0.76%
Power Grid Holdings, Inc.
Business Products	First Lien(2)(3)	SOFR(Q)	4.75%	10.14%	11/2023	12/2030	6,407	6,342	6,343
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	10.12%	11/2023	12/2030	76	75	75
							6,483	6,417	6,418	0.74%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)	SOFR(S)	5.75%	11.29%	06/2021	06/2027	4,966	4,934	4,966
	First Lien(3)(4) - Drawn	SOFR(S)	5.75%	11.19%	06/2021	06/2027	1,314	1,305	1,314
							6,280	6,239	6,280	0.73%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First Lien(2)	SOFR(Q)	6.00%	11.53%	03/2020	02/2026	5,319	5,308	5,319
	First Lien(2)	SOFR(Q)	8.00%	13.54%	10/2020	08/2026	957	952	957
							6,276	6,260	6,276	0.73%
CommerceHub, Inc.
Software	First Lien(3)	SOFR(Q)	6.25%	11.79%	06/2023	12/2027	6,053	5,704	6,054	0.70%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)	SOFR(Q)*	6.75% +2.00%/PIK	14.10%	07/2021	07/2027	5,462	5,423	5,224
	First Lien(3)(4) - Drawn	SOFR(M)*	6.75%+2.00%/PIK	14.11%	07/2021	07/2026	608	605	581
							6,070	6,028	5,805	0.67%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)	SOFR(M)	5.25%	10.71%	02/2020	02/2026	5,764	5,752	5,764	0.67%
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

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

IG Investments Holdings, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	$1,825	$(12)	$—	—%
Foreside Financial Group, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2022	09/2027	508	(5)	—
	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2024	2,124	(7)	—
							2,632	(12)	—	—%
KWOR Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,644	(12)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2021	11/2027	2,045	(13)	—	—%
iCIMS, Inc.
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	08/2022	08/2024	4,177	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2022	08/2028	1,558	(14)	—
							5,735	(14)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2022	09/2024	1,339	—	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2022	10/2029	1,339	(17)	—
							2,678	(17)	—	—%
Kaseya Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2029	1,028	(8)	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2024	1,288	(10)	—
							2,316	(18)	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	12/2020	12/2026	3,507	(18)	—	—%
Oranje Holdco, Inc.
Education	First Lien(3)(4) - Undrawn	—	—	—	01/2023	02/2029	1,807	(19)	—	—%
Avalara, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2022	10/2028	2,001	(20)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2027	288	(2)	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2023	07/2025	1,119	(20)	—
							1,407	(22)	—	—%
OA Buyer, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2028	3,041	(22)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	11/2021	11/2026	2,275	(33)	—	—%

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

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2023.
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

Notes to the Consolidated Financial Statements of
NMF SLF I, Inc.
March 31, 2024
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
NMF SLF I, Inc. (the "Company") is a Maryland corporation formed on January 23, 2019. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority owner. New Mountain Capital is a global investment firm with approximately $50 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of its common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any Private Offering, each investor will make a capital commitment (each, a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. The Company commenced its loan origination and investment activities on the date it issued shares to persons not affiliated with the Investment Adviser, which occurred on February 18, 2020 (the "Initial Closing Date"). The Company may conduct subsequent closings at times during its investment period (the "Investment Period"), which commenced on the Initial Closing Date and initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30, 2023, the Investment Period was automatically extended for an additional one year period to September 30, 2024. Pursuant to the Subscription Agreements entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. On October 6, 2022, the Company established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary. As of March 31, 2024 and December 31, 2023, there were no assets held by SLF I Opportunistic SPV.
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

The Company primarily invests in senior secured debt of U.S. sponsor-backed, middle market companies. The Company defines middle market companies as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The Company focuses on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.

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

As of March 31, 2024, the Company's top five industry concentrations were software, business services, healthcare, financial services, and consumer services.
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
The Company's consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.

Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2024, and March 31, 2023 the Company recognized PIK interest from investments of $2,309 and $1,327, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2024 and December 31, 2023, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, consent or amendment fees, revolver fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
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
To continue to qualify and be subject to tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.
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
The Company will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year.
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
The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. On August 16, 2022, the Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the three months ended March 31, 2024, and March 31, 2023, the Company issued 5,430,849 and 3,883,500 shares through the DRIP, respectively.
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

Note 3. Investments
At March 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,292,033	$1,294,323
Second lien	59,863	60,198
Subordinated	1,137	1,274
Equity and other	205	205
Total investments	$1,353,238	$1,356,000

	Cost	Fair Value
Software	$545,211	$547,668
Business Services	312,831	314,893
Healthcare	222,480	218,834
Financial Services	89,726	90,465
Consumer Services	52,877	53,275
Education	39,179	39,620
Distribution & Logistics	22,684	22,688
Consumer Products	23,091	21,446
Packaging	17,637	17,771
Food & Beverage	15,108	16,971
Business Products	6,368	6,365
Specialty Chemicals & Materials	6,046	6,004
Total investments	$1,353,238	$1,356,000

At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,261,268	$1,260,387
Second lien	59,103	58,870
Subordinated	1,084	1,178
Equity and other(1)	—	—
Total investments	$1,321,455	$1,320,435

(1)As of December 31, 2023, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$533,247	$535,183
Business Services	301,090	302,599
Healthcare	208,815	204,943
Financial Services	97,914	98,558
Consumer Services	51,517	51,576
Education	34,168	34,468
Distribution & Logistics	22,626	21,938
Consumer Products	22,650	20,971
Packaging	17,314	17,315
Food & Beverage	13,425	14,405
Specialty Chemicals & Materials	12,286	12,075
Business Products	6,403	6,404
Total investments	$1,321,455	$1,320,435
As of March 31, 2024, the Company had unfunded commitments on revolving credit facilities of $65,962 and no unfunded commitments on bridge facilities. As of March 31, 2024, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $61,452. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2024.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of March 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,294,323	$—	$72,866	$1,221,457
Second lien	60,198	—	2,484	57,714
Subordinated	1,274	—	1,231	43
Equity and other	205	—	—	205
Total investments	$1,356,000	$—	$76,581	$1,279,419

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,260,387	$—	$92,922	$1,167,465
Second lien	58,870	—	16,054	42,816
Subordinated	1,178	—	1,177	1
Equity and other(1)	—	—	—	—
Total investments	$1,320,435	$—	$110,153	$1,210,282

(1)As of December 31, 2023, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2023 (1)	$1,210,282	$1,167,465	$42,816	$1	$—
Total gains or losses included in earnings:
Net realized losses on investments	(592)	(592)	—	—	—
Net change in unrealized appreciation	3,933	3,412	521	—	—
Purchases, including capitalized PIK and revolver fundings (2)	69,552	65,574	3,731	42	205
Proceeds from sales and paydowns of investments (2)	(34,203)	(31,203)	(3,000)	—	—
Transfers into Level III (3)	33,854	20,208	13,646	—	—
Transfers out of Level III (3)	(3,407)	(3,407)	—	—	—
Fair value, March 31, 2024	$1,279,419	$1,221,457	$57,714	$43	$205
Net change in unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$3,379	$2,805	$574	$—	$—

(1)As of December 31, 2023, fair value of equity and other investments was less than $1 thousand.
(2)Includes non-cash reorganizations and restructurings.
(3)As of March 31, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2022(1)	$1,111,043	$1,067,062	$43,980	$1	$—
Total gains or losses included in earnings:
Net realized losses on investments	(11)	(11)	—	—	—
Net change in unrealized appreciation	1,756	1,595	161	—	—
Purchases, including capitalized PIK and revolver fundings	46,017	46,017	—	—	—
Proceeds from sales and paydowns of investments	(14,980)	(14,980)	—	—	—
Transfers into Level III (2)	10,207	10,207	—	—	—
Transfers out of Level III (2)	(19,363)	(19,363)	—	—	—
Fair value, March 31, 2023(1)	$1,134,669	$1,090,527	$44,141	$1	$—
Net change in unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,756	$1,595	$161	$—	$—

(1)As of December 31, 2022 and March 31, 2023, fair value of equity and other investments was less than $1 thousand.
(2)As of March 31, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no transfers into or out of Levels I, II, or III during the three months ended March 31, 2024 and March 31, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2024 were as follows:

				Range
Type	Fair Value as of March 31, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,119,393	Market & income approach	EBITDA multiple	8.0x	65.0x	19.0x
			Revenue multiple	4.0x	18.5x	9.7x
			Discount rate	7.8%	21.1%	10.6%
	47,410	Market quote	Broker quote	N/A	N/A	N/A
	54,654	Other	N/A (2)	N/A	N/A	N/A
Second lien	33,084	Market & income approach	EBITDA multiple	14.0x	18.0x	16.5x
			Discount rate	9.4%	12.2%	11.2%
	24,630	Other	N/A (2)	N/A	N/A	N/A
Subordinated	43	Market & income approach	EBITDA multiple	19.0x	24.5x	21.8x
			Discount rate	12.6%	12.6%	12.6%
Equity and other	205	Market & income approach	EBITDA multiple	8.0x	11.0x	9.5x
			Revenue multiple	9.0x	11.0x	10.0x
			Discount rate	13.0%	15.0%	13.0%
	$1,279,419

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
The Wells Credit Facility (as defined below) is considered a Level III investment. See Note 6. Borrowings for details.
The following are the principal amount and fair value of the Company’s borrowings as of March 31, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	March 31, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
Wells Credit Facility	$419,400	$418,942	$433,800	$428,907
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement, as amended and restated on December 13, 2020 and on September 26, 2022 (the "Second A&R Investment Management Agreement" or the "Investment Management Agreement"), with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives an annual base management fee from the Company. The Board most recently re-approved the Investment Management Agreement on January 30, 2024, at an in-person meeting, for a period of 12 months commencing March 1, 2024.
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

Pursuant to the Investment Management Agreement, the management fee shall be calculated at the blended rate until such time that the Company has $1.0 billion of Assets Invested (as modified by the Second A&R Investment Management Agreement). Upon such time, the management fee shall be calculated at the Blended Rate, as defined in the Second A&R Investment Management Agreement, and for the avoidance of doubt, based on the greater of the actual Assets Invested as of the end of any quarter and target Assets Invested for the quarter. The Second A&R Investment Management Agreement modified the definition of "Assets Invested" to mean that as of the end of each quarterly period, the sum of the Company's (i) drawn capital commitments, (ii) the aggregate dollar amount of distributions declared to stockholders from net investment income as of the latest declaration date of any such distribution, less any amounts of such distribution received in cash by stockholders, and (iii) outstanding principal on borrowings.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's directors who are not "interested persons", as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"), make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit the Company to complete co-investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions. As the Company's assets are treated as "plan assets" under ERISA, the Company will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and the Company's respective future investments are at the same level of such issuer's capital structure; provided, that in no event will the Company co-invest with any other fund or entity in contravention of the 1940 Act.
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
Note 6. Borrowings
Wells Credit Facility—On December 23, 2020, the Company's wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement among SLF I SPV as the borrower, the Investment Adviser as collateral manager, the Company as equityholder and seller, Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto (as amended from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on December 1, 2028 and has a maximum facility amount of $600,000. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on December 1, 2023, the Wells Credit Facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 2.40% per annum. Prior to the amendment on December 1, 2023, from April 28, 2023 to November 30, 2023, the Wells Credit Facility bore interest at a rate of SOFR plus 1.70% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. From June 29, 2021 to April 27, 2023, the Wells Credit Facility bore interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
(in millions)	March 31, 2024	March 31, 2023
Interest expense	$8,104	$6,547
Non-usage fee	$230	$69
Amortization of financing costs	$500	$219
Weighted average interest rate	7.7%	6.7%
Effective interest rate	8.6%	7.0%
Average debt outstanding	$415,391	$393,761
As of March 31, 2024 and December 31, 2023, the outstanding balance on the Wells Credit Facility was $419,400 and $433,800, respectively, and SLF I SPV was in compliance with the applicable covenants in the Loan and Security Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2024, the Company had unfunded commitments on revolving credit facilities of $65,962, no outstanding bridge financing commitments, and other future funding commitments of $61,452. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $66,127, no outstanding bridge financing commitments, and other future funding commitments of $46,471. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of March 31, 2024 and December 31, 2023.
The Company also had revolving borrowings available under the Wells Credit Facility as of March 31, 2024 and December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $4,127 and $6,796, respectively, which could require funding in the future.
Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at par value of $0.001 per share.
The following table reflects the distributions declared on the Company's common stock for the three months ended March 31, 2024.

Date Declared	Record Date	Payment Date	Per Share Amount
March 20, 2024	March 27, 2024	July 19, 2024	$0.3240
			$0.3240
The following table reflects the distributions declared on the Company's common stock for the three months ended March 31, 2023.

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2023	March 31, 2023	July 20, 2023	$0.3100
			$0.3100

Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$31,630	$25,137
Denominator for basic & diluted weighted average share:	86,738,537	76,813,682
Basic & diluted earnings per share:	$0.36	$0.33
Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023
Per share data: (1)
Net asset value, December 31, 2023 and December 31, 2022, respectively	$10.50	$10.29
Net investment income	0.33	0.31
Net realized and unrealized gains (losses) (2)	0.02	0.02
Net increase in net assets resulting from operations	0.35	0.33
Distributions declared to stockholders from net investment income	(0.32)	(0.31)
Net asset value, March 31, 2024 and March 31, 2023, respectively	$10.53	$10.31
Total return (3)	3.37%	3.26%
Shares outstanding at end of period	87,812,771	77,633,532
Average weighted shares outstanding for the period	86,738,537	76,813,682
Average net assets for the period	$910,424	$791,028
Ratio to average net assets:
Net investment income (4)	12.56%	12.16%
Total expenses (4)	5.15%	4.86%

Average debt outstanding — Wells Credit Facility	$415,391	$393,761
Asset coverage ratio	320.49%	306.08%
Portfolio turnover	3.72%	1.86%

Capital Commitments	$690,000	$690,000
Funded Capital Commitments	$690,000	$690,000
% of Capital Commitments funded	100.00%	100.00%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which are based on actual rate per share).
(2)The total amount shown may not correspond with the aggregate amount for the period, as it includes the effect of the timing of capital transactions, which, for the three months ended March 31, 2024 and March 31, 2023, were $(0.01) and $0.00, respectively.
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
(4)Annualized

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In December 2020, the SEC adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”) provides the recordkeeping requirements associated with fair value determinations. While the Board has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
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

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2024, and the related consolidated statements of operations and changes in net assets for the three-month periods ended March 31, 2024 and 2023, the consolidated statements of cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of December 31, 2023, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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
May 14, 2024

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
•the general economy, including fluctuating interest and inflation rates;
•the impact of interest rate volatility, including the replacement of LIBOR with alternative rates and rising interest rates, on our business and our portfolio companies;
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
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

We conducted a private offering (the "Private Offering") of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any Private Offering, each investor in the Private Offering will make a capital commitment (each, a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with us (each, a "Subscription Agreement"). We commenced our loan origination and investment activities on the date we issued shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"), which occurred on February 18, 2020. We may conduct subsequent closings at times during our investment period (the "Investment Period"), which commenced on the Initial Closing Date and initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30, 2023, the Investment Period was automatically extended for an additional one year period to September 30, 2024. Each investor will be required to make capital contributions to purchase our common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the Subscription Agreement entered into with each investor, we shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of our then outstanding common stock.
On December 9, 2020, we established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary whose assets are used to secure SLF I SPV's credit facility. On December 23, 2020, SLF I SPV entered into a Loan and Security Agreement among SLF I SPV as the borrower, the Investment Adviser as collateral manager, us as equity holder and seller,Wells Fargo Bank, National Association as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). On October 6, 2022, we established NMF SLF I Opportunistic SPV, L.L.C., as a wholly-owned direct subsidiary.
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

As of March 31, 2024, our top five industry concentrations were software, business services, healthcare, financial services, and consumer services.
As of March 31, 2024, our net assets were approximately $924.7 million and our portfolio had a fair value of approximately $1,356.0 million in 117 portfolio companies.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2024.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2024.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2024, and March 31, 2023, we recognized PIK interest from investments of approximately $2.3 million and $1.3 million, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized

PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2024 and December 31, 2023, no investments were on non-accrual status.
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
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of "1" to "4", with "4" being the best and "1" being the worst:
◦Tier 4 – Business performance is in-line with or above expectations
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 1 – Severe business underperformance and/or severe market headwinds
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company's business and credit quality, the underlying portfolio company's current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of "A" to "C", with "A" being the best and "C" being the worst.
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange and Red, with Green reflecting an investment that is in-line with or above expectations andRed reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories are below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of March 31, 2024:

(in millions)	As of March 31, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,313.8	97.1%	$1,319.7	97.3%
Yellow	27.5	2.0%	25.3	1.9%
Orange	11.9	0.9%	11.0	0.8%
Red	—	—%	—	—%
	$1,353.2	100.0%	$1,356.0	100.0%
As of March 31, 2024, all investments in our portfolio had a Green Risk Rating, with the exception of two portfolio companies that had a Yellow Risk Rating and one portfolio company that had an Orange Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our Board, was approximately $1,356.0 million in 117 portfolio companies at March 31, 2024 and approximately $1,320.4 million in 110 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
(in millions)	March 31, 2024	March 31, 2023
New investments in 33 and 20 portfolio companies	$74.8	$42.0
Debt repayments in existing portfolio companies	(49.1)	(2.8)
Sales of securities in 0 and 4 companies	—	(19.0)
Change in unrealized appreciation on 52 and 52 portfolio companies	6.2	6.7
Change in unrealized depreciation on 64 and 48 portfolio companies	(2.4)	(5.4)
Recent Accounting Standards Updates
See Item 1.—Financial Information—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended March 31, 2024 and March 31, 2023
Revenue

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Total interest income	$39,126	$32,197
Fee income	972	1,005
Total investment income	$40,098	$33,202
Our total investment income increased by approximately $6.9 million, or 21%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, total investment income of approximately $40.1 million consisted of approximately $35.8 million in cash interest from investments, approximately $2.3 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $1.0 million, and approximately $1.0 million in fee income. The increase in total interest income of approximately $6.9 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to a higher effective interest rate of our portfolio due to higher SOFR rates on our floating rate assets as well as a higher total invested portfolio balance. Fee income during the three months ended March 31, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and consent fees received from seventeen different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Management fee	$2,131	$1,929
Interest and other financing expenses	8,844	6,845
Administrative expenses	312	298
Professional fees	305	294
Other general and administrative expenses	66	117
Net expenses	$11,658	$9,483
Our total net operating expenses increased by approximately $2.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Our management fee increased by $0.2 million, which was attributable to larger managed and invested capital balances as a result of the shares issued through the DRIP.
Interest and other financing expenses increased by approximately $2.0 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to higher SOFR rates on higher average drawn balances on the Wells Credit Facility.
Professional fees, administrative expenses and other general and administrative expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 remained relatively flat.
Net Realized (Losses) Gains and Net Change in Unrealized Appreciation

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net realized (losses) gains on investments	$(592)	$119
Net change in unrealized appreciation of investments	3,782	1,299
Net realized and unrealized gains (losses)	$3,190	$1,418
Our net realized losses and unrealized appreciation resulted in a net gain of approximately $3.2 million for the three months ended March 31, 2024 as compared to the net realized gain and unrealized appreciation resulting in a net gain of approximately $1.4 million for the three months ended March 31, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended March 31, 2024 was primarily driven by the overall increase in market prices of our investments during the period, partially offset by a realized loss in TMK Hawk Parent, Corp. The net gain for the three months ended March 31, 2023 was primarily driven by the overall increase in market prices of our investments during the period.

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
The Investment Adviser, as our initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2024, our asset coverage ratio was 320.49%.
On March 31, 2024 and December 31, 2023, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2024	December 31, 2023
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At March 31, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $17.3 million and $22.2 million, respectively. Our cash provided by operating activities for the three months ended March 31, 2024 and March 31, 2023, were approximately $9.5 million and $8.0 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $127.4 million and $112.6 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2024 and December 31, 2023, we had commitment letters to purchase investments in the aggregate par amount of $4.1 million and $6.8 million, respectively, which could require funding in the future. As of March 31, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$419.4	$—		$419.4	$—

(1)Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($419.4 million as of March 31, 2024) must be repaid on or before December 1, 2028. As of March 31, 2024, there was approximately

$180.6 million of possible capacity remaining under the Wells Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
We have entered into the investment management agreement, as amended and restated from time to time (the "Investment Management Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay a management fee for these services.
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
Distributions and Dividends
Distributions declared for the three months ended March 31, 2024 and March 31, 2023 totaled approximately $28.5 million and $24.1 million, respectively.
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2023 and December 31, 2022, total distributions declared were $105.4 million and $72.6 million, respectively, of which the distributions were comprised of approximately 98.96% and 96.94% respectively, of ordinary income, 1.04% and 3.06%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively, of a return of capital. Future distributions, if any, will be determined by our Board.
We intend to pay semi-annual distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a semi-annual basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
We maintain an "opt out" dividend reinvestment plan (as amended from time to time, the "DRIP"), on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. On August 16, 2022, our Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the three months ended March 31, 2024 and March 31, 2023, we issued 5,430,849 and 3,883,500 shares through the DRIP, respectively. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for additional details regarding our dividend reinvestment plan.
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
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2024, certain of the loans held in our portfolio had SOFR interest rates. As of March 31, 2024, approximately 99.9% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 0.1% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2024. Interest expense is calculated based on the terms of our Wells Credit Facility. For our credit facility, we use the outstanding balance as of March 31, 2024. This analysis does not take into account the impact of other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.92)%
Base Interest Rate	—%
+100 Basis Points	7.67%
+200 Basis Points	15.34%
+300 Basis Points	23.01%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

Item 1.    Legal Proceedings
We, our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2024. From time to time, we or our consolidated subsidiary be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than those set forth below.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
a.None.
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

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1	Form of Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws of NMF SLF I, Inc.(2)
4.1	Form of Subscription Agreement(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Previously filed in connection with NMF Senior Loan Fund I, Inc.'s (now known as NMF SLF I, Inc.) Registration Statement on Form 10 (File No. 000-56123) filed on November 22, 2019.
(2)Previously filed in connection with NMF SLF I, Inc.'s current report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2024.

NMF SLF I, Inc.
By:	/s/ JOHN R. KLINE
John R. Kline President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board of Directors
By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)