Form 10-Q
period 2024-06-30
NMF SLF I, Inc.
filed 2024-08-14
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of August 14, 2024 was 93,399,479. As of June 30, 2024, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,385,574 and $1,321,455, respectively)	$1,385,068	$1,320,435
Cash and cash equivalents	61,337	22,158
Interest receivable	11,558	9,716
Receivable from unsettled securities sold	—	2,992
Other assets	916	148
Total assets	$1,458,879	$1,355,449
Liabilities
Borrowings
Wells Credit Facility	$441,400	$433,800
Deferred financing costs (net of accumulated amortization of $3,961 and $2,959, respectively)	(6,264)	(7,243)
Net borrowings	435,136	426,557
Distribution payable	58,747	56,514
Payable for unsettled securities purchased	37,552	1,344
Interest payable	2,703	2,936
Management fee payable	2,164	2,069
Payable to affiliates	77	147
Other liabilities	866	828
Total liabilities	537,245	490,395
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value 0.001, 500,000,000 shares authorized, 87,812,771 and 82,381,922 shares issued and outstanding, respectively	88	82
Paid in capital in excess of par	917,369	860,861
Accumulated undistributed earnings	4,177	4,111
Total net assets	$921,634	$865,054
Total liabilities and net assets	$1,458,879	$1,355,449
Net asset value per share	$10.50	$10.50
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$38,571	$32,851	$75,388	$63,721
PIK interest income	2,089	1,376	4,398	2,703
Fee income	1,503	308	2,475	1,313
Total investment income	42,163	34,535	82,261	67,737
Expenses
Interest and other financing expenses	8,897	7,144	17,741	13,989
Management fee	2,164	1,913	4,295	3,842
Administrative expenses	326	284	638	582
Professional fees	254	220	559	514
Other general and administrative expenses	90	81	156	198
Total expenses	11,731	9,642	23,389	19,125
Net investment income	30,432	24,893	58,872	48,612
Net realized and unrealized (losses) gains
Net realized gains (losses) on investments	19	—	(573)	119
Net change in unrealized (depreciation) appreciation of investments	(3,268)	4,434	514	5,733
Net realized and unrealized (losses) gains	(3,249)	4,434	(59)	5,852
Net increase in net assets resulting from operations	$27,183	$29,327	$58,813	$54,464
Earnings per share (basic & diluted)	$0.31	$0.38	$0.67	$0.71
Weighted average shares of common stock outstanding - basic & diluted (See Note 10)	87,812,771	77,633,532	87,275,654	77,225,872

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$30,432	$24,893	$58,872	$48,612
Net realized gains (losses) on investments	19	—	(573)	119
Net change in unrealized (depreciation) appreciation of investments	(3,268)	4,434	514	5,733
Net increase in net assets resulting from operations	27,183	29,327	58,813	54,464
Capital transactions
Distributions declared to stockholders from net investment income	(30,296)	(24,843)	(58,747)	(48,909)
Reinvestment of distributions	—	—	56,514	40,489
Total net decrease in net assets resulting from capital transactions	(30,296)	(24,843)	(2,233)	(8,420)
Net (decrease) increase in net assets	(3,113)	4,484	56,580	46,044
Net assets at the beginning of the period	924,747	800,635	865,054	759,075
Net assets at the end of the period	$921,634	$805,119	$921,634	$805,119

Capital share activity
Shares issued from the reinvestment of distributions	—	—	5,430,849	3,883,500

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$58,813	$54,464
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments	573	(119)
Net change in unrealized appreciation of investments	(514)	(5,733)
Amortization of purchase discount	(3,029)	(1,317)
Amortization of deferred financing costs	1,002	441
Non-cash investment income	(4,450)	(2,696)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(278,286)	(53,294)
Proceeds from sales and paydowns of investments	219,577	24,194
Cash paid on drawn revolving credit facilities	(16,570)	(17,233)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	1,514	73
Cash repayments on drawn revolvers	16,552	15,523
Interest receivable	(1,842)	(121)
Receivable from unsettled securities sold	2,992	—
Other assets	(768)	(42)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	36,208	5,677
Interest payable	(233)	112
Management fee payable	95	34
Accrued organizational and offering expenses	—	(61)
Payable to affiliates	(70)	(62)
Other liabilities	42	(106)
Net cash flows provided by operating activities	31,606	19,734
Cash flows from financing activities
Proceeds from Wells Credit Facility	143,600	18,500
Repayment of Wells Credit Facility	(136,000)	(36,000)
Deferred financing costs paid	(27)	—
Net cash flows provided by (used in) financing activities	7,573	(17,500)
Net increase in cash and cash equivalents	39,179	2,234
Cash and cash equivalents at the beginning of the period	22,158	16,012
Cash and cash equivalents at the end of the period	$61,337	$18,246

Supplemental disclosure of cash flow information
Cash interest paid	$16,503	$13,267
Non-cash operating activities:
Non-cash activity on investments	$1,567	$—
Non-cash financing activities:
Distribution declared and payable	$58,747	$48,909
Value of shares issued in connection with reinvestment of distributions	56,514	40,489
Accrual for deferred financing costs	—	10
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Wealth Enhancement Group, LLC
Financial Services	First Lien(3)	SOFR(Q)	5.50%	10.85%	12/2020	10/2027	$18,210	$18,136	$18,210
	First Lien(3)	SOFR(Q)	5.50%	10.83%	08/2021	10/2027	5,805	5,797	5,805
	First Lien(3)	SOFR(Q)	5.50%	10.83%	06/2021	10/2027	4,885	4,871	4,885
	First Lien(3)	SOFR(Q)	5.50%	10.82%	05/2022	10/2027	2,671	2,667	2,671
							31,571	31,471	31,571	3.43%
Affinipay Midco, LLC
Software	First Lien(2)(3)	SOFR(Q)	5.50%	10.83%	10/2023	06/2028	17,765	17,765	17,765
	First Lien(2)(3)	SOFR(Q)	5.50%	10.81%	07/2022	06/2028	7,182	7,153	7,182
	First Lien(2)(3)	SOFR(Q)	5.50%	10.83%	10/2023	06/2028	2,721	2,721	2,721
	First Lien(2)(3)	SOFR(Q)	5.50%	10.83%	10/2023	06/2028	1,775	1,775	1,775
	First Lien(3)	SOFR(M)	5.50%	10.84%	07/2022	06/2028	1,021	1,012	1,021
							30,464	30,426	30,464	3.31%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)	SOFR(Q)	5.25%	10.58%	02/2020	05/2028	23,978	23,925	23,978
	First Lien(3)	SOFR(Q)	5.25%	10.58%	02/2020	05/2028	5,673	5,652	5,673
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	10.58%	02/2020	05/2028	256	262	256
							29,907	29,839	29,907	3.24%
Syndigo LLC
Software	First Lien(2)	SOFR(M)	4.50%	9.96%	12/2020	12/2027	25,689	25,409	25,529
	Second Lien(3)	SOFR(M)	8.00%	13.45%	12/2020	12/2028	4,000	3,980	4,000
							29,689	29,389	29,529	3.20%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	5.50%	10.94%	11/2020	11/2028	23,309	23,228	23,309
	First Lien(3)	SOFR(M)	5.50%	10.94%	11/2020	11/2028	4,596	4,573	4,596
							27,905	27,801	27,905	3.03%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	5.25%	10.73%	03/2022	03/2028	27,541	27,352	27,175
	First Lien(3)(4) - Drawn	P(Q)	4.50%	13.00%	03/2022	03/2028	440	451	436
							27,981	27,803	27,611	3.00%
iCIMS, Inc.
Software	First Lien(2)(3)	SOFR(Q)*	3.38% +3.88%/PIK	12.58%	08/2022	08/2028	20,832	20,710	20,832
	First Lien(3)	SOFR(Q)	7.25%	12.58%	10/2022	08/2028	5,126	5,091	5,126
	First Lien(3)(4) - Drawn	SOFR(Q)	6.75%	12.08%	08/2022	08/2028	187	190	187
							26,145	25,991	26,145	2.84%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	6.50%	12.09%	05/2024	07/2028	21,315	21,304	21,304
	Subordinated(3)	Fixed(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,177	3,169	3,169
	Subordinated(3)	Fixed(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	1,213	1,210	1,210
							25,705	25,683	25,683	2.79%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)	SOFR(M)	5.00%	10.34%	12/2020	12/2027	$17,477	$17,393	$17,477
	First Lien(3)	SOFR(M)	5.00%	10.34%	12/2020	12/2027	5,290	5,263	5,290
	First Lien(3)	SOFR(M)	5.00%	10.34%	01/2022	12/2027	2,576	2,562	2,576
							25,343	25,218	25,343	2.75%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)	SOFR(M)	5.25%	10.59%	12/2021	12/2028	23,281	23,117	23,281
	First Lien(2)(3)	SOFR(M)	5.25%	10.59%	05/2022	12/2028	1,474	1,463	1,474
	First Lien(3)(4) - Drawn	SOFR(M)	5.25%	10.58%	12/2021	12/2028	253	262	253
							25,008	24,842	25,008	2.71%
Diamondback Acquisition, Inc.
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.94%	09/2021	09/2028	24,694	24,529	24,694	2.68%
AAH Topco, LLC
Consumer Services	First Lien(3)	SOFR(M)	5.50%	10.94%	12/2021	12/2027	11,689	11,623	11,689
	First Lien(2)(3)	SOFR(M)	5.50%	10.94%	12/2021	12/2027	11,576	11,502	11,576
	First Lien(3)(4) - Drawn	SOFR(M)	6.00%	11.44%	11/2023	12/2027	1,316	1,304	1,316
							24,581	24,429	24,581	2.67%
Nielsen Consumer Inc.**
Business Services	First Lien(2)	SOFR(M)	6.25%	11.59%	02/2023	03/2028	12,077	11,418	12,138
	First Lien(2)	SOFR(M)	4.75%	10.08%	06/2024	03/2028	12,029	11,999	11,999
							24,106	23,417	24,137	2.62%
Kaseya Inc.
Software	First Lien(2)(3)	SOFR(Q)	5.50%	10.83%	06/2022	06/2029	23,002	22,850	23,002
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.83%	06/2022	06/2029	346	345	346
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.82%	06/2022	06/2029	138	133	138
	First Lien(3)	SOFR(Q)	5.50%	10.83%	06/2022	06/2029	85	85	85
							23,571	23,413	23,571	2.56%
Sierra Enterprises, LLC
Food & Beverage	First Lien(3)	SOFR(Q)*	2.50% +4.25%/PIK	12.08%	07/2023	05/2027	24,253	21,880	23,348	2.53%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)	SOFR(Q)	6.00%	11.43%	09/2021	09/2028	22,790	22,636	22,790
	First Lien(2)(3)	SOFR(Q)	6.00%	11.33%	04/2024	09/2028	445	442	445
							23,235	23,078	23,235	2.52%
Anaplan, Inc.
Software	First Lien(2)(3)	SOFR(Q)	5.75%	11.08%	06/2022	06/2029	22,941	22,762	22,941	2.49%
PDQ.com Corporation
Software	First Lien(3)	SOFR(M)	4.75%	10.09%	09/2021	08/2027	13,157	13,119	13,157
	First Lien(3)	SOFR(M)	4.75%	10.09%	09/2021	08/2027	9,013	8,987	9,013
	First Lien(2)(3)	SOFR(Q)	4.75%	10.05%	10/2023	08/2027	701	695	701
							22,871	22,801	22,871	2.48%
Thermostat Purchaser III, Inc.
Business Services	First Lien(2)	SOFR(Q)	4.25%	9.59%	08/2021	08/2028	18,618	18,587	18,525
	First Lien	SOFR(Q)	4.25%	9.59%	08/2021	08/2028	3,349	3,340	3,332
							21,967	21,927	21,857	2.37%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CCBlue Bidco, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	6.50%/PIK	11.93%	12/2021	12/2028	$22,652	$22,511	$20,450
	First Lien(3)	SOFR(Q)*	6.50%/PIK	11.94%	12/2021	12/2028	1,177	1,175	1,063
							23,829	23,686	21,513	2.33%
Notorious Topco, LLC
Consumer Products	First Lien(2)(3)	SOFR(Q)*	4.75% +2.50%/PIK	12.73%	11/2021	11/2027	20,864	20,709	19,406
	First Lien(3)	SOFR(Q)*	4.75% +2.50%/PIK	12.73%	11/2021	11/2027	1,818	1,810	1,691
							22,682	22,519	21,097	2.29%
Pioneer Topco I, L.P. (6)
Pioneer Buyer I, LLC
Software	First Lien(3)	SOFR(Q)	6.50%	11.83%	11/2021	11/2028	18,231	18,152	18,231
	First Lien(3)	SOFR(Q)	6.50%	11.83%	03/2022	11/2028	1,985	1,974	1,985
							20,216	20,126	20,216	2.19%
OEConnection LLC
Software	First Lien(2)(3)	SOFR(M)	5.25%	10.59%	04/2024	04/2031	20,021	19,921	20,021	2.17%
Avalara, Inc.
Software	First Lien(3)	SOFR(Q)	6.75%	12.08%	10/2022	10/2028	20,012	19,816	20,012	2.17%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	5.50%	10.93%	08/2021	08/2028	16,606	16,496	16,307
	First Lien(3)	SOFR(Q)	5.50%	10.93%	08/2021	08/2028	1,748	1,745	1,717
	First Lien(3)	SOFR(Q)	5.50%	10.94%	08/2021	08/2027	1,348	1,341	1,324
							19,702	19,582	19,348	2.10%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	5.25%	10.75%	12/2021	12/2028	17,416	17,324	17,141
	First Lien(3)(4) - Drawn	P(Q)	4.25%	12.75%	12/2021	12/2027	2,221	2,213	2,185
							19,637	19,537	19,326	2.10%
Model N, Inc.
Software	First Lien(2)	SOFR(Q)	5.00%	10.34%	06/2024	06/2031	18,856	18,762	18,762	2.03%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)	SOFR(Q)	5.75%	11.18%	10/2021	10/2028	11,457	11,379	11,187
	First Lien(2)(3)	SOFR(Q)	5.75%	11.18%	12/2021	10/2028	7,201	7,151	7,031
							18,658	18,530	18,218	1.98%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)	SOFR(Q)	5.50%	10.93%	10/2021	10/2028	12,092	12,010	12,092
	First Lien(3)	SOFR(Q)	5.50%	10.93%	10/2021	10/2028	5,055	5,026	5,055
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.92%	06/2022	10/2028	523	520	523
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.93%	10/2021	10/2027	344	349	344
	First Lien(3)	SOFR(Q)	5.50%	10.93%	10/2021	10/2028	48	44	48
							18,062	17,949	18,062	1.96%
Oranje Holdco, Inc.
Education	First Lien(3)	SOFR(Q)	7.50%	12.83%	01/2023	02/2029	14,453	14,304	14,453
	First Lien	SOFR(M)	7.25%	12.59%	06/2024	02/2029	3,545	3,510	3,510
							17,998	17,814	17,963	1.95%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)	SOFR(Q)	5.75%	11.23%	12/2021	12/2027	$8,894	$8,836	$8,894
	First Lien(3)	SOFR(Q)	5.75%	11.23%	12/2021	12/2027	2,985	2,967	2,985
	First Lien(3)	SOFR(Q)	5.75%	11.23%	12/2021	12/2027	2,967	2,948	2,967
	First Lien(3)	SOFR(Q)	6.00%	11.49%	07/2022	12/2027	1,936	1,923	1,936
	First Lien(3)(4) - Drawn	SOFR(M)	5.75%	11.24%	12/2021	12/2027	1,019	1,013	1,019
							17,801	17,687	17,801	1.93%
Recorded Future, Inc.
Software	First Lien(2)	SOFR(Q)	5.75%	11.08%	06/2024	06/2030	17,733	17,644	17,644	1.91%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	3.50% +2.75%/PIK	11.84%	12/2021	11/2028	16,264	16,130	16,264
	First Lien(3)	SOFR(Q)*	3.50% +2.75%/PIK	11.84%	12/2021	11/2028	1,242	1,235	1,242
							17,506	17,365	17,506	1.90%
MRI Software LLC
Software	First Lien(2)(3)	SOFR(Q)	5.50%	10.93%	01/2020	02/2027	10,749	10,724	10,749
	First Lien(2)(3)	SOFR(Q)	5.50%	10.93%	03/2021	02/2027	3,049	3,046	3,049
	First Lien(3)	SOFR(Q)	5.50%	10.93%	03/2021	02/2027	2,852	2,848	2,852
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	11.08%	12/2023	02/2027	407	405	407
	First Lien(3)	SOFR(Q)	5.50%	10.93%	01/2020	02/2027	311	310	311
							17,368	17,333	17,368	1.88%
RealPage, Inc.
Software	Second Lien	SOFR(M)	6.50%	11.96%	02/2021	04/2029	17,357	17,273	16,966	1.84%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)	SOFR(Q)	5.25%	10.75%	05/2022	09/2027	14,677	14,580	14,677
	First Lien(3)	SOFR(Q)	5.25%	10.75%	05/2022	09/2027	2,197	2,193	2,197
							16,874	16,773	16,874	1.83%
Project Essential Bidco, Inc.
Software	First Lien(2)(3)	SOFR(Q)*	3.00% +3.25%/PIK	11.74%	04/2021	04/2028	17,687	17,594	16,371	1.78%
Foundational Education Group, Inc.
Education	First Lien(2)	SOFR(Q)	3.75%	9.34%	08/2021	08/2028	9,238	9,208	9,076
	Second Lien(2)(3)	SOFR(Q)	6.50%	12.09%	08/2021	08/2029	6,488	6,464	6,488
							15,726	15,672	15,564	1.69%
Bullhorn, Inc.
Software	First Lien(2)(3)	SOFR(M)	5.00%	10.34%	09/2020	10/2029	9,531	9,500	9,531
	First Lien(3)	SOFR(M)	5.00%	10.34%	09/2020	10/2029	1,215	1,214	1,215
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	10.33%	05/2024	10/2029	4,386	4,375	4,386
							15,132	15,089	15,132	1.64%
CentralSquare Technologies, LLC
Software	First Lien(2)(3)	SOFR(M)*	3.00% +3.50%/PIK	11.83%	04/2024	04/2030	15,119	14,931	15,119	1.64%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Businessolver.com, Inc.
Software	First Lien(2)(3)	SOFR(Q)	5.50%	10.93%	12/2021	12/2027	$14,525	$14,486	$14,525
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.93%	12/2021	12/2027	535	535	535
							15,060	15,021	15,060	1.63%
Enverus Holdings, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	5.50%	10.84%	12/2023	12/2029	15,059	14,953	15,059	1.63%
Geo Parent Corporation
Business Services	First Lien(2)(3)	SOFR(S)	5.25%	10.50%	05/2020	12/2028	14,066	13,881	14,066	1.53%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3)	SOFR(Q)	5.00%	10.33%	11/2023	11/2030	12,678	12,642	12,615
	First Lien(3)(4) - Drawn	SOFR(Q)	5.00%	10.33%	11/2023	11/2030	836	832	831
							13,514	13,474	13,446	1.46%
Coupa Holdings, LLC
Software	First Lien(2)(3)	SOFR(Q)	5.50%	10.83%	02/2023	02/2030	13,366	13,222	13,366	1.45%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)	SOFR(M)	5.25%	10.59%	05/2022	05/2029	9,950	9,874	9,950
	First Lien(2)(3)	SOFR(M)	5.75%	11.09%	10/2023	05/2029	3,008	2,980	3,008
							12,958	12,854	12,958	1.41%
YLG Holdings, Inc.
Business Services	First Lien(3)	SOFR(Q)	5.00%	10.99%	10/2021	10/2026	3,709	3,698	3,709
	First Lien(2)(3)	SOFR(Q)	5.00%	10.43%	06/2024	10/2026	3,600	3,600	3,600
	First Lien(3)(4) - Drawn	SOFR(Q)	5.00%	10.43%	10/2021	10/2026	2,212	2,206	2,212
	First Lien(2)(3)	SOFR(Q)	5.00%	10.99%	10/2021	10/2026	1,508	1,508	1,508
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	5.00%	10.43%	10/2021	10/2026	899	899	899
	First Lien(2)(3)	SOFR(Q)	5.00%	10.43%	06/2024	10/2026	567	567	567
	First Lien(2)(3)	SOFR(Q)	5.00%	10.43%	06/2024	10/2026	363	363	363
	First Lien(3)(4) - Drawn	P(S)	4.00%	12.50%	06/2024	10/2026	38	38	38
							12,896	12,879	12,896	1.40%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3)	SOFR(Q)	5.75%	11.10%	06/2024	08/2029	9,905	9,905	9,905
	First Lien(3)(4) - Drawn	SOFR(Q)	6.00%	11.35%	09/2023	08/2029	2,982	2,967	2,982
							12,887	12,872	12,887	1.40%
Eisner Advisory Group LLC
Financial Services	First Lien(2)	SOFR(M)	4.00%	9.34%	02/2024	02/2031	12,295	12,176	12,425	1.35%
Relativity ODA LLC
Software	First Lien(3)	SOFR(M)	6.00%	11.44%	05/2021	05/2027	12,414	12,342	12,414	1.35%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	5.50%	10.98%	09/2021	09/2027	11,163	11,095	11,163
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.96%	09/2021	09/2027	673	673	673
							11,836	11,768	11,836	1.28%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Daxko Acquisition Corporation
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.94%	10/2021	10/2028	$10,282	$10,212	$10,282
	First Lien(3)	SOFR(M)	5.50%	10.94%	10/2021	10/2028	866	862	866
	First Lien(3)(4) - Drawn	P(Q)	4.50%	13.00%	10/2021	10/2027	117	120	117
	First Lien(3)	SOFR(M)	5.50%	10.94%	10/2021	10/2028	52	52	52
							11,317	11,246	11,317	1.23%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)	SOFR(M)	5.75%	11.18%	06/2022	06/2028	11,390	11,390	11,262	1.22%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)	SOFR(M)	5.25%	10.69%	04/2022	08/2029	7,086	7,047	7,086
	First Lien(3)	SOFR(M)	5.25%	10.69%	04/2022	08/2029	2,476	2,460	2,476
	First Lien(3)(4) - Drawn	SOFR(M)	6.00%	11.44%	07/2023	08/2029	1,606	1,606	1,606
	First Lien(3)	SOFR(M)	5.25%	10.69%	08/2021	08/2029	67	66	67
							11,235	11,179	11,235	1.22%
CFS Management, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)*	6.25% +2.75%/PIK	14.60%	09/2021	07/2024	8,681	8,680	7,755
	First Lien(3)	SOFR(Q)*	6.25% +2.75%/PIK	14.60%	09/2021	07/2024	3,321	3,321	2,967
							12,002	12,001	10,722	1.16%
GraphPAD Software, LLC
Healthcare	First Lien(2)	SOFR(Q)	4.75%	10.08%	06/2024	06/2031	10,178	10,153	10,153	1.10%
Diligent Corporation
Software	First Lien(2)(3)	SOFR(M)	5.00%	10.34%	04/2024	08/2030	8,504	8,472	8,473
	First Lien(3)	SOFR(M)	5.00%	10.34%	04/2024	08/2030	1,458	1,452	1,452
							9,962	9,924	9,925	1.08%
CoreTrust Purchasing Group LLC
Business Services	First Lien(3)	SOFR(M)	5.25%	10.59%	09/2022	10/2029	9,059	8,948	9,059
	First Lien(2)(3)	SOFR(M)	5.25%	10.59%	09/2022	10/2029	686	682	686
							9,745	9,630	9,745	1.06%
RXB Holdings, Inc.
Healthcare	First Lien(2)(3)	SOFR(M)	4.50%	9.96%	07/2021	12/2027	6,253	6,244	6,253
	First Lien(2)(3)	SOFR(M)	5.25%	10.59%	06/2023	12/2027	3,390	3,320	3,390
							9,643	9,564	9,643	1.04%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)	SOFR(S)	4.75%	10.03%	10/2023	12/2028	8,490	8,451	8,490
	First Lien(3)	SOFR(S)	4.75%	10.03%	10/2023	12/2028	1,134	1,124	1,134
							9,624	9,575	9,624	1.04%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(3)	SOFR(M)	5.75%	11.19%	07/2021	07/2028	5,931	5,902	5,931
	First Lien(2)(3)	SOFR(M)	5.75%	11.19%	07/2022	07/2028	3,530	3,504	3,530
	Subordinated(3)	SOFR(Q)	8.25%	13.68%	07/2022	07/2029	1	1	1
							9,462	9,407	9,462	1.03%
Xactly Corporation
Software	First Lien(3)	SOFR(Q)	7.25%	12.70%	06/2020	07/2025	9,449	9,323	9,449	1.02%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)	SOFR(M)	5.50%	10.94%	08/2021	08/2028	$7,330	$7,282	$7,154
	First Lien(3)	SOFR(M)	5.50%	10.94%	08/2021	08/2028	1,299	1,295	1,268
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.94%	08/2021	08/2028	777	766	758
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.94%	08/2021	08/2027	197	199	192
							9,603	9,542	9,372	1.02%
Houghton Mifflin Harcourt Company
Education	First Lien(2)	SOFR(Q)	5.25%	10.70%	10/2023	04/2029	9,463	9,192	9,028	0.98%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	6.09%	11.54%	03/2021	03/2028	7,401	7,334	7,401
	First Lien(3)	SOFR(Q)	6.09%	11.58%	03/2021	03/2028	1,534	1,530	1,534
							8,935	8,864	8,935	0.97%
Ciklum Inc.**
Business Services	First Lien(2)(3)	SOFR(Q)	7.00%	12.43%	02/2024	02/2030	7,549	7,459	7,549	0.82%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3)	SOFR(M)	6.00%	11.34%	10/2023	11/2030	7,336	7,267	7,336	0.80%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	6.41%	11.74%	03/2021	04/2028	6,241	6,213	6,116
	First Lien(3)	SOFR(Q)	6.41%	11.74%	03/2021	04/2028	517	514	507
	First Lien(3)	SOFR(Q)	6.41%	11.74%	03/2021	04/2028	356	354	348
	First Lien(3)	SOFR(Q)	6.50%	11.83%	12/2022	04/2028	242	239	238
							7,356	7,320	7,209	0.78%
Maverick Bidco Inc.
Software	Second Lien(3)	SOFR(Q)	6.75%	12.23%	04/2021	05/2029	6,800	6,787	6,800	0.74%
Project Alpha Intermediate Holding, Inc.
Software	First Lien(2)	SOFR(Q)	3.75%	9.07%	10/2023	10/2030	6,484	6,363	6,513	0.71%
Bayou Intermediate II, LLC
Healthcare	First Lien	SOFR(Q)	4.50%	10.09%	03/2024	08/2028	6,467	6,435	6,402	0.69%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)	SOFR(S)	5.25%	10.66%	06/2021	06/2028	4,966	4,938	4,966
	First Lien(3)(4) - Drawn	SOFR(S)	5.25%	10.59%	06/2021	06/2028	1,386	1,378	1,386
							6,352	6,316	6,352	0.69%
Power Grid Holdings, Inc.
Business Products	First Lien(2)(3)	SOFR(M)	4.75%	10.09%	11/2023	12/2030	6,391	6,331	6,327	0.68%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)	SOFR(Q)*	6.75% +2.00%/PIK	14.08%	07/2021	07/2027	5,490	5,457	5,438
	First Lien(3)(4) - Drawn	SOFR(M)*	6.75% +2.00%/PIK	14.09%	07/2021	07/2026	614	612	608
							6,104	6,069	6,046	0.65%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)	SOFR(M)	5.25%	10.69%	02/2020	02/2026	5,732	5,723	5,732
	First Lien(3)(4) - Drawn	SOFR(M)	5.25%	10.69%	02/2020	02/2026	300	301	300
							6,032	6,024	6,032	0.65%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CommerceHub, Inc.
Software	First Lien(3)	SOFR(Q)	6.25%	11.58%	06/2023	12/2027	$6,023	$5,711	$6,023	0.65%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)	SOFR(Q)	5.25%	10.81%	09/2021	09/2027	5,057	5,045	5,057
	First Lien(3)	SOFR(Q)	5.25%	10.81%	09/2021	09/2027	817	815	817
	First Lien(3)(4) - Drawn	P(Q)	4.25%	12.75%	09/2021	09/2027	116	117	116
							5,990	5,977	5,990	0.65%
Planview Parent, Inc.
Software	Second Lien(2)	SOFR(Q)	6.00%	11.33%	06/2024	12/2028	6,000	5,985	5,985	0.65%
Icefall Parent, Inc.
Software	First Lien(2)(3)	SOFR(Q)	6.50%	11.83%	01/2024	01/2030	5,652	5,599	5,652	0.61%
Ncontracts, LLC
Software	First Lien(2)(3)	SOFR(S)	6.50%	11.77%	12/2023	12/2029	5,442	5,377	5,442
	First Lien(3)(4) - Drawn	SOFR(Q)	6.50%	11.83%	12/2023	12/2029	167	166	167
							5,609	5,543	5,609	0.61%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)(3)	SOFR(M)	5.00%	10.34%	05/2024	06/2031	5,644	5,602	5,602	0.61%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	5.50%	10.93%	10/2021	10/2028	4,316	4,286	4,316
	First Lien(3)	SOFR(Q)	5.50%	10.93%	06/2022	10/2028	740	735	740
	First Lien(3)	SOFR(Q)	5.50%	10.90%	10/2021	10/2028	495	491	495
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	11.19%	11/2023	10/2028	12	12	12
							5,563	5,524	5,563	0.60%
Aretec Group, Inc.
Financial Services	First Lien(2)	SOFR(M)	4.00%	9.34%	10/2023	08/2030	5,422	5,269	5,451	0.59%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)	SOFR(M)	6.75%	12.21%	05/2021	05/2029	6,000	5,972	5,377	0.58%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)	SOFR(M)	5.50%	10.84%	12/2021	12/2028	3,549	3,524	3,549
	First Lien(3)	SOFR(M)	5.50%	10.84%	12/2021	12/2028	1,392	1,384	1,392
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.84%	12/2021	12/2028	397	394	397
							5,338	5,302	5,338	0.58%
Perforce Software, Inc.
Software	First Lien(2)	SOFR(M)	4.75%	10.09%	03/2024	03/2031	5,129	5,103	5,130	0.56%
PDI TA Holdings, Inc.
Software	First Lien(2)(3)	SOFR(Q)	5.25%	10.58%	01/2024	02/2031	4,372	4,350	4,372
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	10.59%	01/2024	02/2031	523	521	523
							4,895	4,871	4,895	0.53%
USRP Holdings, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	5.75%	11.20%	07/2021	07/2027	3,606	3,585	3,606
	First Lien(3)	SOFR(M)	5.75%	11.20%	07/2021	07/2027	469	467	469
	First Lien(3)(4) - Drawn	SOFR(M)	5.75%	11.20%	07/2023	07/2027	643	633	643
							4,718	4,685	4,718	0.51%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Calabrio, Inc.
Software	First Lien(3)	SOFR(Q)	7.13%	12.47%	04/2021	04/2027	$3,986	$3,970	$3,986
	First Lien(3)	SOFR(Q)	7.13%	12.47%	01/2024	04/2027	606	601	606
							4,592	4,571	4,592	0.50%
Community Brands ParentCo, LLC
Software	First Lien(2)	SOFR(M)	5.50%	10.94%	02/2022	02/2028	4,586	4,555	4,586	0.50%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(3)	SOFR(Q)	8.25%	13.67%	02/2024	09/2026	4,510	4,510	4,510	0.49%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	3.38% +3.38%/PIK	12.23%	02/2022	02/2028	4,223	4,195	4,223
	First Lien(2)(3)(4) - Drawn	SOFR(Q)*	3.38% +3.38%/PIK	12.23%	02/2022	02/2028	267	267	267
							4,490	4,462	4,490	0.49%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(3)	SOFR(M)	5.75%	11.21%	09/2021	09/2028	2,551	2,536	2,551
	First Lien(3)	SOFR(M)	5.75%	11.21%	09/2021	09/2028	1,803	1,787	1,803
							4,354	4,323	4,354	0.47%
Bluefin Holding, LLC
Software	First Lien(2)(3)	SOFR(Q)	7.25%	12.59%	09/2023	09/2029	4,128	4,081	4,128	0.45%
Greenway Health, LLC
Healthcare	First Lien(2)(3)	SOFR(S)	6.75%	12.01%	12/2023	04/2029	4,117	4,060	4,117	0.45%
Project Accelerate Parent, LLC
Software	First Lien(2)(3)	SOFR(S)	5.25%	10.54%	02/2024	02/2031	4,050	4,031	4,050	0.44%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)	SOFR(Q)	7.00%	12.48%	05/2021	05/2027	4,001	3,979	4,001
	First Lien(3)(4) - Drawn	SOFR(Q)	7.00%	12.48%	05/2021	05/2027	41	42	41
							4,042	4,021	4,042	0.44%
Convey Health Solutions, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	5.25%	10.68%	02/2022	09/2026	4,465	4,430	3,847	0.42%
STATS Intermediate Holdings, LLC**
Business Services	First Lien(2)	SOFR(Q)	5.25%	10.84%	08/2021	07/2026	3,871	3,871	3,793	0.41%
Radwell Parent, LLC
Distribution & Logistics	First Lien(3)	SOFR(Q)	5.50%	10.83%	11/2022	04/2029	3,699	3,653	3,699
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.83%	11/2022	04/2029	66	66	66
							3,765	3,719	3,765	0.41%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	5.50%	10.83%	10/2023	10/2030	3,312	3,281	3,312	0.36%
Michael Baker International, LLC
Business Services	First Lien(2)	SOFR(M)	4.75%	10.09%	05/2024	12/2028	3,195	3,180	3,211	0.35%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	5.50%	10.82%	05/2022	05/2029	2,836	2,814	2,836
	First Lien(3)	SOFR(Q)	5.50%	10.82%	05/2022	05/2029	362	361	362
							3,198	3,175	3,198	0.35%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Adelaide Borrower, LLC**
Software	First Lien(2)(3)	SOFR(Q)*	3.38% +3.38%/PIK	12.08%	05/2024	05/2030	$3,027	$2,997	$3,027	0.33%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	5.75%	11.31%	06/2021	06/2028	2,817	2,790	2,728
	First Lien(3)(4) - Drawn	SOFR(M)	4.00%	9.88%	06/2021	06/2026	85	86	82
	First Lien(3)	SOFR(Q)	5.75%	11.33%	06/2021	06/2028	22	22	21
							2,924	2,898	2,831	0.31%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	6.00%	11.44%	10/2022	10/2029	2,500	2,133	2,486	0.27%
eResearchTechnology, Inc.
Healthcare	First Lien(2)	SOFR(M)	4.00%	9.34%	01/2021	02/2027	2,441	2,441	2,454	0.27%
Project Power Buyer, LLC
Software	First Lien(3)	SOFR(Q)	7.00%	12.33%	01/2023	05/2026	2,298	2,277	2,298	0.25%
KENE Acquisition, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	5.25%	10.58%	02/2024	02/2031	2,292	2,270	2,292	0.25%
Next Holdco, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	6.00%	11.32%	11/2023	11/2030	2,282	2,267	2,282	0.25%
More cowbell II LLC
Business Services	First Lien(2)(3)	SOFR(A)	6.00%	11.09%	08/2023	09/2030	2,126	2,112	2,110
	First Lien(3)(4) - Drawn	SOFR(S)	6.00%	11.30%	08/2023	09/2029	130	129	129
							2,256	2,241	2,239	0.24%
AWP Group Holdings, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	5.50%	10.93%	08/2023	12/2029	1,291	1,279	1,291
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.93%	08/2023	12/2029	347	343	347
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.94%	08/2023	12/2029	125	124	125
							1,763	1,746	1,763	0.19%
Ambrosia Holdco Corp. (7)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(3)	SOFR(M)*	5.25%/PIK	10.59%	01/2024	06/2029	1,628	1,574	1,404
	First Lien(3)	SOFR(M)*	1.00% +2.00%/PIK	8.34%	03/2024	06/2029	217	173	183
	Subordinated(3)	Fixed(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	43	43	43
							1,888	1,790	1,630	0.18%
KENG Acquisition, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	6.00%	11.33%	08/2023	08/2029	1,201	1,188	1,201
	First Lien(3)(4) - Drawn	SOFR(Q)	6.00%	11.33%	08/2023	08/2029	216	215	216
							1,417	1,403	1,417	0.15%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	7.13%	7.13%	09/2022	12/2028	1,370	1,105	1,262	0.14%
Galway Borrower LLC
Business Services	First Lien(2)(3)	SOFR(Q)	5.75%	11.18%	04/2024	09/2028	792	786	792	0.09%
Total Funded Debt Investments - United States							$1,395,051	$1,382,872	$1,382,236	149.98%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(3)	SOFR(Q)	5.75%	11.08%	12/2022	12/2029	$2,245	$2,217	$2,245
	First Lien(3)	SOFR(Q)	5.75%	11.08%	12/2023	12/2029	874	866	874
							3,119	3,083	3,119	0.34%
Funded Debt Investments - Australia							$3,119	$3,083	$3,119	0.34%
Total Funded Debt Investments							$1,398,170	$1,385,955	$1,385,355	150.32%
Equity - United States
Ambrosia Holdco Corp.
Distribution & Logistics	Ordinary Shares(3)(7)	—	—	—	01/2024	—	19,197	$205	$205	0.02%
Pioneer Topco I, L.P.
Software	Ordinary Shares(3)(6)	—	—	—	11/2021	—	10	—	—	—%
Total Shares - United States								$205	$205	0.02%
Total Shares								$205	$205	0.02%
Total Funded Investments								$1,386,160	$1,385,560	150.34%
Unfunded Debt Investments - United States
Coupa Holdings, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2023	08/2024	$1,193	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	02/2023	02/2029	914	(9)	—
							2,107	(9)	—	—%
PDQ.com Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2025	458	—	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2021	08/2027	2,458	(8)	—
							2,916	(8)	—	—%
Riskonnect Parent, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	03/2024	03/2026	4,127	—	—	—%
Businessolver.com, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2024	1,698	—	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	09/2023	09/2025	2,982	—	—	—%
YLG Holdings, Inc.
Business Services	First Lien(2)(3)(4) - Undrawn	—	—	—	10/2021	12/2024	189	—	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2024	10/2026	591	—	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2021	12/2024	464	—	—
							1,244	—	—	—%
KPSKY Acquisition Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	1,019	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Wealth Enhancement Group, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	08/2021	10/2027	$516	$(1)	$—	—%
Project Power Buyer, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2023	05/2025	120	(1)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	198	(2)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	02/2020	02/2026	401	(2)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	216	(1)	—	—%
Sun Acquirer Corp.
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	363	(2)	—	—%
Affinipay Midco, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2022	06/2028	273	(2)	—	—%
Bullhorn, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	1,174	—	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2020	10/2029	1,001	(3)	—
							2,175	(3)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2027	230	(2)	—	—%
MRI Software LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2025	1,792	—	—
	First Lien(3)(4) - Undrawn	—	—	—	01/2020	02/2027	1,000	(2)	—
							2,792	(2)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	06/2021	12/2024	309	—	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2028	484	(2)	—
							793	(2)	—	—%

Radwell Parent, LLC
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	11/2022	04/2029	216	(3)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	02/2022	02/2025	49	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2022	02/2028	603	(4)	—
							652	(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Beacon Pointe Harmony, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	06/2024	12/2025	$1,400	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2025	63	(1)	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	376	(2)	—
							1,839	(3)	—	—%
Infogain Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2026	1,236	(4)	—	—%
Relativity ODA LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2027	1,061	(6)	—	—%
Daxko Acquisition Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2027	666	(7)	—	—%
Xactly Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2020	07/2025	551	(6)	—	—%
PetVet Care Centers, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	10/2023	11/2025	962	—	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2023	11/2029	962	(9)	—
							1,924	(9)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	2,862	(20)	—	—%
Kaseya Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2029	1,028	(8)	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2025	2,455	—	—
							3,483	(8)	—	—%
iCIMS, Inc.
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	08/2022	08/2024	3,775	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2022	08/2028	1,683	(15)	—
							5,458	(15)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2022	05/2026	1,715	(15)	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2022	10/2029	1,339	(15)	—
							3,054	(30)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2027	1,378	(14)	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2025	2,229	—	—
							3,607	(14)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foreside Financial Group, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2022	09/2027	$977	$(6)	$—
	First Lien(3)(4) - Undrawn	—	—	—	05/2022	11/2024	1,034	(9)	—
	First Lien(3)(4) - Undrawn	—	—	—	03/2024	03/2026	2,258	—	—
							4,269	(15)	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	12/2020	12/2027	3,507	(15)	—	—%
Oranje Holdco, Inc.
Education	First Lien(3)(4) - Undrawn	—	—	—	01/2023	02/2029	1,807	(17)	—	—%
Avalara, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2022	10/2028	2,001	(18)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2027	288	(1)	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2023	07/2025	867	—	—
							1,155	(1)	—	—%
OA Buyer, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2028	2,787	(28)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	1,782	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,413	(8)	—
							3,195	(8)	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	07/2023	12/2024	3,387	—	—	—%
Next Holdco, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	587	—	—
	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2029	220	(1)	—
							807	(1)	—	—%

PDI TA Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2024	02/2026	1,133	—	—
	First Lien(3)(4) - Undrawn	—	—	—	01/2024	02/2031	491	(2)	—
							1,624	(2)	—	—%
Bluefin Holding, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2023	09/2029	407	(4)	—	—%
Project Accelerate Parent, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2031	579	(3)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KENE Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2026	$1,014	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2031	304	(3)	—
							1,318	(3)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2028	844	(5)	—	—%
Calabrio, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2021	04/2027	480	(2)	—	—%
Community Brands ParentCo, LLC
Software	First Lien(4) - Undrawn	—	—	—	02/2022	02/2028	276	(2)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2020	05/2028	1,663	(10)	—	—%
Icefall Parent, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2024	01/2030	538	(5)	—	—%
IMO Investor Holdings, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2028	344	(2)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2030	799	(7)	—	—%
AWP Group Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	12/2029	141	(1)	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2025	353	—	—
							494	(1)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	811	(8)	—	—%
Ncontracts, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2029	335	(4)	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2025	502	—	—
							837	(4)	—	—%

KENG Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2029	329	(4)	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2025	698	(2)	—
							1,027	(6)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2025	755	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2029	1,149	(8)	—
							1,904	(8)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Ciklum Inc.**
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2024	08/2025	$9,453	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2030	2,363	(28)	—
							11,816	(28)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	1,980	—	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	2,000	—	—	—%
Adelaide Borrower, LLC**
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	681	—	—
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2030	433	(4)	—
							1,114	(4)	—	—%
Galway Borrower LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	04/2024	10/2025	1,200	(9)	—	—%
OEConnection LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2026	3,476	—	—
	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2031	2,172	(11)	—
							5,648	(11)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2030	1,708	(21)	—	—%
More cowbell II LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	09/2025	232	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	09/2029	172	(1)	(1)
							404	(1)	(1)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2026	147	(2)	(1)	(0.00)%
Associations, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	07/2028	1,320	(1)	(1)
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	07/2028	1,648	(1)	(1)
							2,968	(2)	(2)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2026	139	(2)	(4)	(0.00)%
Brave Parent Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2023	05/2025	607	—	(3)
	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2030	722	(2)	(4)
							1,329	(2)	(7)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

GraphPAD Software, LLC
Healthcare	First Lien(4) - Undrawn	—	—	—	06/2024	06/2031	$954	$(2)	$(2)
	First Lien(4) - Undrawn	—	—	—	06/2024	06/2026	2,544	(6)	(6)
							3,498	(8)	(8)	(0.00)%
Diligent Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	08/2030	972	(4)	(4)
	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2026	1,458	(5)	(5)
							2,430	(9)	(9)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	06/2026	1,129	—	—
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	06/2030	1,242	(9)	(9)
							2,371	(9)	(9)	(0.00)%
Model N, Inc.
Software	First Lien(4) - Undrawn	—	—	—	06/2024	06/2026	3,848	—	—
	First Lien(4) - Undrawn	—	—	—	06/2024	06/2031	2,052	(10)	(10)
							5,900	(10)	(10)	(0.00)%
Pioneer Buyer I, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2021	11/2027	2,590	(12)	(10)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	663	(5)	(10)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2028	1,078	—	(12)	(0.00)%
Power Grid Holdings, Inc.
Business Products	First Lien(3)(4) - Undrawn	—	—	—	11/2023	12/2030	1,511	(14)	(15)	(0.00)%
ACI Group Holdings, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	08/2021	08/2027	591	(6)	(14)
	First Lien(3)(4) - Undrawn	—	—	—	08/2021	08/2024	660	—	(16)
							1,251	(6)	(30)	(0.01)%
Recorded Future, Inc.
Software	First Lien(4) - Undrawn	—	—	—	06/2024	06/2030	1,928	(10)	(10)
	First Lien(4) - Undrawn	—	—	—	06/2024	06/2026	4,112	(21)	(21)
							6,040	(31)	(31)	(0.01)%
Zone Climate Services, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	03/2022	03/2028	3,957	(40)	(37)	(0.01)%
Notorious Topco, LLC
Consumer Products	First Lien(3)(4) - Undrawn	—	—	—	11/2021	05/2027	1,844	(8)	(129)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Project Essential Bidco, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2021	04/2027	$2,241	$(9)	$(167)	(0.02)%
Total Unfunded Debt Investments - United States							$153,466	$(584)	$(492)	(0.06)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2022	12/2028	$208	$(2)	$—	—%
Total Unfunded Debt Investments - Australia							$208	$(2)	$—	—%
Total Unfunded Debt Investments							$153,674	$(586)	$(492)	(0.06)%
Total Non-Controlled/Non-Affiliated Investments								$1,385,574	$1,385,068	150.28%
Total Investments								$1,385,574	$1,385,068	150.28%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2024.
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
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2024, 2.85% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

June 30, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	96.10%
Second lien	3.47%
Subordinated	0.41%
Equity and other	0.02%
Total investments	100.00%

June 30, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	41.98%
Business Services	21.77%
Healthcare	15.11%
Financial Services	7.00%
Consumer Services	4.83%
Education	3.07%
Food & Beverage	1.69%
Consumer Products	1.51%
Packaging	1.30%
Distribution & Logistics	0.84%
Business Products	0.46%
Specialty Chemicals & Materials	0.44%
Total investments	100.00%

June 30, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	99.59%
Fixed rates	0.41%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
NMF SLF I, Inc.
June 30, 2024
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
NMF SLF I, Inc. (the "Company") is a Maryland corporation formed on January 23, 2019. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority owner. New Mountain Capital is a global investment firm with approximately $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. On October 6, 2022, the Company established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary. As of June 30, 2024 and December 31, 2023, there were no assets held by SLF I Opportunistic SPV.
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

As of June 30, 2024, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiaries SLF I SPV and SLF I Opportunistic SPV.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.

Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2024, the Company recognized PIK interest from investments of $2,089 and $4,398, respectively. For the three and six months ended June 30, 2023, the Company recognized PIK interest from investments of $1,376 and $2,703, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2024 and December 31, 2023, no investments were on non-accrual status.
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
The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. On August 16, 2022, the Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the three and six months ended June 30, 2024, the Company issued 0 and 5,430,849 shares through the DRIP, respectively. For the three and six months ended June 30, 2023, the Company issued 0 and 3,883,500 shares through the DRIP, respectively.
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

Note 3. Investments
At June 30, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,331,247	$1,331,076
Second lien	48,594	48,102
Subordinated	5,528	5,685
Equity and other	205	205
Total investments	$1,385,574	$1,385,068

	Cost	Fair Value
Software	$579,927	$581,416
Business Services	299,836	301,500
Healthcare	213,961	209,315
Financial Services	96,189	96,956
Consumer Services	66,557	66,959
Education	42,661	42,555
Food & Beverage	21,880	23,348
Consumer Products	22,511	20,968
Packaging	17,935	18,062
Distribution & Logistics	11,733	11,632
Business Products	6,317	6,312
Specialty Chemicals & Materials	6,067	6,045
Total investments	$1,385,574	$1,385,068

At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,261,268	$1,260,387
Second lien	59,103	58,870
Subordinated	1,084	1,178
Equity and other(1)	—	—
Total investments	$1,321,455	$1,320,435

(1)As of December 31, 2023, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$533,247	$535,183
Business Services	301,090	302,599
Healthcare	208,815	204,943
Financial Services	97,914	98,558
Consumer Services	51,517	51,576
Education	34,168	34,468
Distribution & Logistics	22,626	21,938
Consumer Products	22,650	20,971
Packaging	17,314	17,315
Food & Beverage	13,425	14,405
Specialty Chemicals & Materials	12,286	12,075
Business Products	6,403	6,404
Total investments	$1,321,455	$1,320,435
For a discussion of the Company's unfunded commitments, see Note 8. Commitments and Contingencies.
Investment Risk Factors—First and second lien debt that the Company invests in is almost entirely rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as "leveraged loans", "high yield" or "junk" debt investments, and may be considered "high risk" compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the net asset value and income distributions of the Company. In addition, some of the Company's debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these securities. This illiquidity may make it more difficult to value the investments.
The Company may directly invest in the equity of private companies or, in some cases, equity investments could be made in connection with a debt investment. Equity investments may or may not fluctuate in value, resulting in recognized realized gains or losses upon disposition.

Note 4. Fair Value
Pursuant to Rule 2a-5 under the 1940 Act, a market quotation is readily available for purposes of Section 2(a)(41) of the 1940 Act with respect to a security only when that “quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date, provided that a quotation will not be readily available if it is not reliable.” Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements

and Disclosure ("ASC 820") establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of June 30, 2024:

	Total	Level I	Level II	Level III
First lien	$1,331,076	$—	$88,863	$1,242,213
Second lien	48,102	—	19,452	28,650
Subordinated	5,685	—	1,262	4,423
Equity and other	205	—	—	205
Total investments	$1,385,068	$—	$109,577	$1,275,491

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,260,387	$—	$92,922	$1,167,465
Second lien	58,870	—	16,054	42,816
Subordinated	1,178	—	1,177	1
Equity and other(1)	—	—	—	—
Total investments	$1,320,435	$—	$110,153	$1,210,282

(1)As of December 31, 2023, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2024	$1,279,419	$1,221,457	$57,714	$43	$205
Total gains or losses included in earnings:
Net realized gains on investments	19	19	—	—	—
Net change in unrealized depreciation appreciation	(621)	(202)	(419)	—	—
Purchases, including capitalized PIK and revolver fundings	212,547	202,182	5,985	4,380	—
Proceeds from sales and paydowns of investments	(171,067)	(153,707)	(17,360)	—	—
Transfers into Level III (1)	9,709	9,709	—	—	—
Transfers out of Level III (1)	(54,515)	(37,245)	(17,270)	—	—
Fair value, June 30, 2024	$1,275,491	$1,242,213	$28,650	$4,423	$205
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(860)	$(362)	$(498)	$—	$—

(1)As of June 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2023(1)	$1,134,669	$1,090,527	$44,141	$1	$—
Total gains or losses included in earnings:
Net change in unrealized appreciation	3,599	3,200	399	—	—
Purchases, including capitalized PIK and revolver fundings	21,346	21,346	—	—	—
Proceeds from sales and paydowns of investments	(9,036)	(9,036)	—	—	—
Transfers into Level III (2)	21,398	19,172	2,226	—	—
Transfers out of Level III (2)	(19,014)	(19,014)	—	—	—
Fair value, June 30, 2023(1)	$1,152,962	$1,106,195	$46,766	$1	$—
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$3,599	$3,200	$399	$—	$—

(1)As of March 31, 2023 and June 30, 2023, fair value of equity and other investments was less than $1 thousand.
(2)As of June 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2023 (1)	$1,210,282	$1,167,465	$42,816	$1	$—
Total gains or losses included in earnings:
Net realized losses on investments	(573)	(573)	—	—	—
Net change in unrealized appreciation	3,535	3,326	209	—	—
Purchases, including capitalized PIK and revolver fundings (2)	264,484	253,872	5,985	4,422	205
Proceeds from sales and paydowns of investments (2)	(205,216)	(184,856)	(20,360)	—	—
Transfers into Level III (3)	26,481	26,481	—	—	—
Transfers out of Level III (3)	(23,502)	(23,502)	—	—	—
Fair value, June 30, 2024	$1,275,491	$1,242,213	$28,650	$4,423	$205
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,584	$1,677	$(93)	$—	$—

(1)As of December 31, 2023, fair value of equity and other investments was less than $1 thousand.
(2)Includes non-cash reorganizations and restructurings.
(3)As of June 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2022(1)	$1,111,043	$1,067,062	$43,980	$1	$—
Total gains or losses included in earnings:
Net realized losses on investments	(11)	(11)	—	—	—
Net change in unrealized appreciation	5,302	4,613	689	—	—
Purchases, including capitalized PIK and revolver fundings	67,362	67,362	—	—	—
Proceeds from sales and paydowns of investments	(24,015)	(24,015)	—	—	—
Transfers into Level III (2)	2,097	—	2,097	—	—
Transfers out of Level III (2)	(8,816)	(8,816)	—	—	—
Fair value, June 30, 2023(1)	$1,152,962	$1,106,195	$46,766	$1	$—
Net change in unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$5,302	$4,613	$689	$—	$—

(1)As of December 31, 2022 and June 30, 2023, fair value of equity and other investments was less than $1 thousand.
(2)As of June 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no transfers into or out of Levels I, II, or III during the three and six months ended June 30, 2024 and June 30, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2024 were as follows:

				Range
Type	Fair Value as of June 30, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,141,443	Market & income approach	EBITDA multiple	6.0x	30.0x	16.7x
			Revenue multiple	4.5x	19.5x	8.9x
			Discount rate	7.9%	21.4%	10.7%
	100,770	Other	N/A (2)	N/A	N/A	N/A
Second lien	22,665	Market & income approach	EBITDA multiple	14.0x	18.0x	16.3x
			Discount rate	10.8%	11.7%	11.2%
	5,985	Other	N/A (2)	N/A	N/A	N/A
Subordinated	4,423	Market & income approach	EBITDA multiple	7.3x	24.5x	14.9x
			Discount rate	13.2%	15.2%	15.2%
Equity and other	205	Market & income approach	EBITDA multiple	7.3x	8.3x	7.8x
			Revenue multiple	8.0x	10.0x	9.0x
	$1,275,491

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
The Wells Credit Facility (as defined below) is considered a Level III investment. See Note 6. Borrowings for details.

The following are the principal amount and fair value of the Company’s borrowings as of June 30, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	June 30, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
Wells Credit Facility	$441,400	$446,283	$433,800	$428,907
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement, (as amended and restated on December 13, 2020 and on September 26, 2022, the "Second A&R Investment Management Agreement" or the "Investment Management Agreement"), with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives an annual base management fee from the Company. The Board most recently re-approved the Investment Management Agreement on January 30, 2024, at an in-person meeting, for a period of 12 months commencing March 1, 2024.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$8,159	$6,826	$16,263	$13,373
Non-usage fee	$227	$87	$457	$156
Amortization of financing costs	$502	$222	$1,002	$441
Weighted average interest rate	7.7%	7.1%	7.7%	6.9%
Effective interest rate	8.5%	7.5%	8.6%	7.3%
Average debt outstanding	$418,186	$380,505	$416,788	$387,097
As of June 30, 2024 and December 31, 2023, the outstanding balance on the Wells Credit Facility was $441,400 and $433,800, respectively, and SLF I SPV was in compliance with the applicable covenants in the Loan and Security Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2024, the Company had unfunded commitments on revolving credit facilities of $76,223, no outstanding bridge financing commitments, and other future funding commitments of $77,451. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $66,127, no outstanding bridge financing commitments, and other future funding commitments of $46,471. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of June 30, 2024 and December 31, 2023.

The Company also had revolving borrowings available under the Wells Credit Facility as of June 30, 2024 and December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $6,000 and $6,796, respectively, which could require funding in the future.
Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at par value of $0.001 per share.
The following table reflects the distributions declared on the Company's common stock for the six months ended June 30, 2024.

Date Declared	Record Date	Payment Date	Per Share Amount
March 20, 2024	March 27, 2024	July 19, 2024	$0.3240
June 25, 2024	June 27, 2024	July 19, 2024	0.3450
			$0.6690
The following table reflects the distributions declared on the Company's common stock for the six months ended June 30, 2023.

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2023	March 31, 2023	July 20, 2023	$0.3100
June 26, 2023	June 29, 2023	July 20, 2023	0.3200
			$0.6300
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$27,183	$29,327	$58,813	$54,464
Denominator for basic & diluted weighted average share:	87,812,771	77,633,532	87,275,654	77,225,872
Basic & diluted earnings per share:	$0.31	$0.38	$0.67	$0.71

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2024 and June 30, 2023.

	Six Months Ended
	June 30, 2024	June 30, 2023
Per share data: (1)
Net asset value, December 31, 2023 and December 31, 2022, respectively	$10.50	$10.29
Net investment income	0.67	0.63
Net realized and unrealized gains (losses)	—	0.08
Net increase in net assets resulting from operations	0.67	0.71
Distributions declared to stockholders from net investment income	(0.67)	(0.63)
Net asset value, June 30, 2024 and June 30, 2023, respectively	$10.50	$10.37
Total return (2)	6.42%	7.02%
Shares outstanding at end of period	87,812,771	77,633,532
Average weighted shares outstanding for the period	87,275,654	77,225,872
Average net assets for the period	$917,568	$795,883
Ratio to average net assets:
Net investment income (3)	12.90%	12.32%
Total expenses (3)	5.13%	4.85%

Average debt outstanding — Wells Credit Facility	$416,788	$387,097
Asset coverage ratio	308.80%	313.56%
Portfolio turnover	16.40%	2.04%

Capital Commitments	$690,000	$690,000
Funded Capital Commitments	$690,000	$690,000
% of Capital Commitments funded	100.00%	100.00%

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
(3)Annualized.

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Note 13. Subsequent Event
On July 19, 2024, the Company issued 5,586,708 shares of common stock through the DRIP.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of June 30, 2024, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2024 and 2023, the consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 14, 2024

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
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.

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
On December 9, 2020, we established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary whose assets are used to secure SLF I SPV's credit facility. On December 23, 2020, SLF I SPV entered into a Loan and Security Agreement among SLF I SPV as the borrower, the Investment Adviser as collateral manager, us as equity holder and seller,Wells Fargo Bank, National Association as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). On October 6, 2022, we established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV"), as a wholly-owned direct subsidiary. As of June 30, 2024 and December 31, 2023, there were no assets held by SLF I Opportunistic SPV.
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

As of June 30, 2024, our top five industry concentrations were software, business services, healthcare, financial services and consumer services.
As of June 30, 2024, our net assets were approximately $921.6 million and our portfolio had a fair value of approximately $1,385.1 million in 119 portfolio companies.
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
Basis of Accounting
We consolidate our wholly-owned direct subsidiaries SLF I SPV and SLF I Opportunistic SPV. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2024.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2024.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2024, we recognized PIK interest from investments of approximately $2.1 million and $4.4 million, respectively. For the three and six months ended June 30, 2023, we recognized PIK interest from investments of approximately $1.4 million and $2.7 million, respectively.

Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2024 and December 31, 2023, no investments were on non-accrual status.
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
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange and Red, with Green reflecting an investment that is in-line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories are below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of June 30, 2024:

(in millions)	As of June 30, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,346.7	97.2%	$1,349.6	97.4%
Yellow	26.9	1.9%	24.8	1.8%
Orange	12.0	0.9%	10.7	0.8%
Red	—	—%	—	—%
	$1,385.6	100.0%	$1,385.1	100.0%
As of June 30, 2024, all investments in our portfolio had a Green Risk Rating, with the exception of two portfolio companies that had a Yellow Risk Rating and one portfolio company that had an Orange Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our Board, was approximately $1,385.1 million in 119 portfolio companies at June 30, 2024 and approximately $1,320.4 million in 110 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended
(in millions)	June 30, 2024	June 30, 2023
New investments in 60 and 26 portfolio companies	$276.8	$53.2
Debt repayments in existing portfolio companies	(217.2)	(5.2)
Sales of securities in 1 and 4 companies	(2.4)	(19.0)
Change in unrealized appreciation on 60 and 65 portfolio companies	5.8	12.9
Change in unrealized depreciation on 62 and 35 portfolio companies	(5.3)	(7.2)
Recent Accounting Standards Updates
See Item 1.—Financial Information—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended June 30, 2024 and June 30, 2023
Revenue

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Total interest income	$40,660	$34,227
Fee income	1,503	308
Total investment income	$42,163	$34,535
Our total investment income increased by approximately $7.6 million, or 22%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, total investment income of approximately $42.2 million consisted of approximately $36.6 million in cash interest from investments, approximately $2.1 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $2.0 million, and approximately $1.5 million in fee income. The increase in total interest income of approximately $6.4 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to a higher total invested portfolio balance. Fee income during the three months ended June 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and consent fees received from twenty-five different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Management fee	$2,164	$1,913
Interest and other financing expenses	8,897	7,144
Administrative expenses	326	284
Professional fees	254	220
Other general and administrative expenses	90	81
Net expenses	$11,731	$9,642
Our total net operating expenses increased by approximately $2.1 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Our management fee increased by $0.3 million, which was attributable to larger managed and invested capital balances as a result of the shares issued through the DRIP.
Interest and other financing expenses increased by approximately $1.8 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to higher SOFR rates on higher average drawn balances on the Wells Credit Facility.
Professional fees, administrative expenses and other general and administrative expenses for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Net realized gains (losses) on investments	$19	$—
Net change in unrealized (depreciation) appreciation of investments	(3,268)	4,434
Net realized and unrealized (losses) gains	$(3,249)	$4,434
Our net realized gains and unrealized depreciation resulted in a net loss of approximately $(3.2) million for the three months ended June 30, 2024 as compared to the net realized gain and unrealized appreciation resulting in a net gain of approximately $4.4 million for the three months ended June 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2024 was primarily driven by the overall decrease in fair value of our investments during the period. The net gain for the three months ended June 30, 2023 was primarily driven by the overall increase in fair value of our investments during the period.

Results of Operations for the Six Months Ended June 30, 2024 and June 30, 2023
Revenue

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Total interest income	$79,786	$66,424
Fee income	2,475	1,313
Total investment income	$82,261	$67,737
Our total investment income increased by approximately $14.5 million, or 21%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, total investment income of approximately $82.3 million consisted of approximately $72.4 million in cash interest from investments, approximately $4.4 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $3.0 million, and approximately $2.5 million in fee income. The increase in total interest income of approximately $13.4 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to a higher total invested portfolio balance. Fee income during the six months ended June 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and consent fees received from forty-one different portfolio companies.
Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Management fee	$4,295	$3,842
Interest and other financing expenses	17,741	13,989
Administrative expenses	638	582
Professional fees	559	514
Other general and administrative expenses	156	198
Net expenses	$23,389	$19,125
Our total net operating expenses increased by approximately $4.3 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Our management fee increased by $0.5 million, which was attributable to larger managed and invested capital balances as a result of the shares issued through the DRIP.
Interest and other financing expenses increased by approximately $3.8 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to higher SOFR rates on higher average drawn balances on the Wells Credit Facility.
Professional fees, administrative expenses and other general and administrative expenses for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 remained relatively flat.
Net Realized (Losses) Gains and Net Change in Unrealized Appreciation

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Net realized (losses) gains on investments	$(573)	$119
Net change in unrealized appreciation of investments	514	5,733
Net realized and unrealized (losses) gains	$(59)	$5,852
Our net realized losses and unrealized appreciation resulted in a net loss of approximately $(0.1) million for the six months ended June 30, 2024 as compared to the net realized gain and unrealized appreciation resulting in a net gain of approximately $5.9 million for the six months ended June 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2024 was primarily driven by a realized loss in TMK Hawk Parent, Corp. partially offset by the overall increase in fair value of our investments during the period. The net gain for the six months ended June 30, 2023 was primarily driven by the overall increase in fair value of our investments during the period.

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
The Investment Adviser, as our initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2024, our asset coverage ratio was 308.80%.
On June 30, 2024 and December 31, 2023, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2024	December 31, 2023
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At June 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $61.3 million and $22.2 million, respectively. Our cash provided by operating activities for the six months ended June 30, 2024 and June 30, 2023, were approximately $31.6 million and $19.7 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $153.7 million and $112.6 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2024 and December 31, 2023, we had commitment letters to purchase investments in the aggregate par amount of $6.0 million and $6.8 million, respectively, which could require funding in the future. As of June 30, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$441.4	$—		$441.4	$—

(1)Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($441.4 million as of June 30, 2024) must be repaid on or before December 1, 2028. As of June 30, 2024, there was approximately $158.6 million of possible capacity remaining under the Wells Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.

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
Distributions and Dividends
Distributions declared for the six months ended June 30, 2024 and June 30, 2023 totaled approximately $58.7 million and $48.9 million, respectively.
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
We maintain an "opt out" dividend reinvestment plan (as amended from time to time, the "DRIP"), on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. On August 16, 2022, our Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the six months ended June 30, 2024 and June 30, 2023, we issued 5,430,849 and 3,883,500 shares through the DRIP, respectively. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for additional details regarding our dividend reinvestment plan.
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
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been raising interest rates. The Federal Reserve left its benchmark rates steady in the second quarter of 2024, and it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2024, certain of the loans held in our portfolio had SOFR interest rates. As of June 30, 2024, approximately 99.6% of our investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 0.4% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2024. Interest expense is calculated based on the terms of our Wells Credit Facility. For our credit facility, we use the outstanding balance as of June 30, 2024. This analysis does not take into account the impact of other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.92)%
Base Interest Rate	—%
+100 Basis Points	7.68%
+200 Basis Points	15.36%
+300 Basis Points	23.05%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

Item 1.    Legal Proceedings
We, our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2024. From time to time, we or our consolidated subsidiary be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2024 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
(2)Previously filed in connection with NMF SLF I, Inc.'s current report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2024.

NMF SLF I, Inc.
By:	/s/ JOHN R. KLINE
John R. Kline President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board of Directors
By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)