Form 10-Q
period 2024-09-30
NMF SLF I, Inc.
filed 2024-11-13
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of November 13, 2024 was 93,399,479. As of September 30, 2024, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,483,914 and $1,321,455, respectively)	$1,478,978	$1,320,435
Cash and cash equivalents	16,328	22,158
Interest and dividend receivable	12,030	9,716
Receivable from unsettled securities sold	—	2,992
Other assets	567	148
Total assets	$1,507,903	$1,355,449
Liabilities
Borrowings
Wells Credit Facility	$500,900	$433,800
Deferred financing costs (net of accumulated amortization of $4,468 and $2,959, respectively)	(5,758)	(7,243)
Net borrowings	495,142	426,557
Distribution payable	30,168	56,514
Interest payable	3,316	2,936
Management fee payable	2,342	2,069
Payable to affiliates	188	147
Payable for unsettled securities purchased	—	1,344
Other liabilities	1,010	828
Total liabilities	532,166	490,395
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value 0.001, 500,000,000 shares authorized, 93,399,479 and 82,381,922 shares issued and outstanding, respectively	93	82
Paid in capital in excess of par	976,111	860,861
Accumulated (overdistributed) undistributed earnings	(467)	4,111
Total net assets	$975,737	$865,054
Total liabilities and net assets	$1,507,903	$1,355,449
Net asset value per share	$10.45	$10.50
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$39,054	$35,251	$114,442	$98,972
PIK interest income	2,027	1,663	6,425	4,366
Dividend income	49	—	49	—
Fee income	1,652	788	4,127	2,101
Total investment income	42,782	37,702	125,043	105,439
Expenses
Interest and other financing expenses	9,773	7,209	27,514	21,198
Management fee	2,342	1,952	6,637	5,794
Administrative expenses	345	280	983	862
Professional fees	292	224	851	738
Other general and administrative expenses	76	116	232	314
Total expenses	12,828	9,781	36,217	28,906
Net investment income	29,954	27,921	88,826	76,533
Net realized and unrealized (losses) gains
Net realized gains (losses) on investments	—	72	(573)	191
Net change in unrealized (depreciation) appreciation of investments	(4,430)	5,374	(3,916)	11,107
Net realized and unrealized (losses) gains	(4,430)	5,446	(4,489)	11,298
Net increase in net assets resulting from operations	$25,524	$33,367	$84,337	$87,831
Earnings per share (basic & diluted)	$0.28	$0.41	$0.95	$1.12
Weighted average shares of common stock outstanding - basic & diluted (See Note 10)	92,306,427	81,401,276	88,964,819	78,632,968

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$29,954	$27,921	$88,826	$76,533
Net realized gains (losses) on investments	—	72	(573)	191
Net change in unrealized (depreciation) appreciation of investments	(4,430)	5,374	(3,916)	11,107
Net increase in net assets resulting from operations	25,524	33,367	84,337	87,831
Capital transactions
Distributions declared to stockholders from net investment income	(30,168)	(27,268)	(88,915)	(76,177)
Reinvestment of distributions	58,747	48,909	115,261	89,398
Total net increase in net assets resulting from capital transactions	28,579	21,641	26,346	13,221
Net increase in net assets	54,103	55,008	110,683	101,052
Net assets at the beginning of the period	921,634	805,119	865,054	759,075
Net assets at the end of the period	$975,737	$860,127	$975,737	$860,127

Capital share activity
Shares issued from the reinvestment of distributions	5,586,708	4,748,390	11,017,557	8,631,890

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$84,337	$87,831
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments	573	(191)
Net change in unrealized depreciation (appreciation) of investments	3,916	(11,107)
Amortization of purchase discount	(3,819)	(2,722)
Amortization of deferred financing costs	1,508	665
Non-cash investment income	(6,761)	(4,154)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(426,795)	(90,783)
Proceeds from sales and paydowns of investments	266,060	54,337
Cash paid for purchase of drawn portion of revolving credit facilities	(577)	(140)
Cash paid on drawn revolving credit facilities	(23,563)	(23,726)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	9,476	64
Cash repayments on drawn revolvers	22,947	21,456
Interest and dividend receivable	(2,314)	(1,543)
Receivable from unsettled securities sold	2,992	—
Other assets	(419)	59
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(1,344)	5,602
Interest payable	380	105
Management fee payable	273	74
Accrued organizational and offering expenses	—	(61)
Payable to affiliates	41	(96)
Other liabilities	186	(6)
Net cash flows (used in) provided by operating activities	(72,903)	35,664
Cash flows from financing activities
Proceeds from Wells Credit Facility	278,600	40,000
Repayment of Wells Credit Facility	(211,500)	(74,200)
Deferred financing costs paid	(27)	(7)
Net cash flows provided by (used in) financing activities	67,073	(34,207)
Net (decrease) increase in cash and cash equivalents	(5,830)	1,457
Cash and cash equivalents at the beginning of the period	22,158	16,012
Cash and cash equivalents at the end of the period	$16,328	$17,469

Supplemental disclosure of cash flow information
Cash interest paid	$24,927	$20,148
Non-cash activity on investments	$1,567	$—
Non-cash financing activities:
Distribution declared and payable	$30,168	$27,268
Value of shares issued in connection with reinvestment of distributions	115,261	89,398
Accrual for deferred financing costs	—	4
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Wealth Enhancement Group, LLC
Financial Services	First Lien(3)	SOFR(Q)	5.50%	10.52%	12/2020	10/2027	$18,163	$18,095	$18,163
	First Lien(3)	SOFR(Q)	5.50%	10.68%	08/2021	10/2027	5,791	5,782	5,791
	First Lien(3)	SOFR(Q)	5.50%	10.70%	06/2021	10/2027	4,872	4,860	4,872
	First Lien(3)	SOFR(Q)	5.50%	10.69%	05/2022	10/2027	2,665	2,661	2,665
							31,491	31,398	31,491	3.23%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.85%	02/2020	05/2028	23,915	23,870	23,915
	First Lien(3)	SOFR(Q)	5.25%	9.85%	02/2020	05/2028	5,658	5,638	5,658
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.85%	02/2020	05/2028	249	254	249
							29,822	29,762	29,822	3.06%
Syndigo LLC
Software	First Lien(2)(6)	SOFR(M)	4.50%	9.46%	12/2020	12/2027	25,623	25,361	25,591
	Second Lien(3)	SOFR(M)	8.00%	13.03%	12/2020	12/2028	4,000	3,981	4,000
							29,623	29,342	29,591	3.03%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.50%	10.93%	03/2022	03/2028	27,401	27,223	26,842
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	10.94%	03/2022	03/2028	1,759	1,758	1,723
							29,160	28,981	28,565	2.93%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	4.50%	9.35%	11/2020	11/2028	23,250	23,175	23,250
	First Lien(3)	SOFR(M)	4.50%	9.35%	11/2020	11/2028	4,584	4,561	4,584
							27,834	27,736	27,834	2.85%
iCIMS, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.67%	08/2022	08/2028	21,111	20,995	20,952
	First Lien(3)	SOFR(M)	6.25%	11.17%	10/2022	08/2028	5,126	5,093	5,126
	First Lien(3)(4) - Drawn	SOFR(M)	5.75%	10.62%	08/2022	08/2028	561	562	557
							26,798	26,650	26,635	2.73%
Associations Finance, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	6.50%	12.00%	05/2024	07/2028	21,261	21,251	21,251
	Subordinated(3)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,295	3,287	3,314
	Subordinated(3)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	1,258	1,255	1,266
							25,814	25,793	25,831	2.65%
Sierra Enterprises, LLC
Food & Beverage	First Lien	SOFR(Q)	6.75%	12.00%	07/2023	05/2027	26,715	24,365	25,646	2.63%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.85%	12/2020	12/2027	17,432	17,356	17,432
	First Lien(3)	SOFR(M)	5.00%	9.85%	12/2020	12/2027	5,277	5,252	5,277
	First Lien(3)	SOFR(M)	5.00%	9.85%	01/2022	12/2027	2,570	2,557	2,570
							25,279	25,165	25,279	2.59%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

OA Buyer, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.85%	12/2021	12/2028	$23,222	$23,065	$23,222
	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.85%	05/2022	12/2028	1,470	1,460	1,470
							24,692	24,525	24,692	2.53%
Diamondback Acquisition, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.50%	10.45%	09/2021	09/2028	24,631	24,474	24,557	2.52%
AAH Topco, LLC
Consumer Services	First Lien(3)	SOFR(M)	5.25%	10.22%	12/2021	12/2027	11,659	11,598	11,659
	First Lien(2)(3)(6)	SOFR(M)	5.25%	10.20%	12/2021	12/2027	11,547	11,477	11,547
	First Lien(3)(4) - Drawn	SOFR(M)	5.25%	10.22%	11/2023	12/2027	1,312	1,302	1,312
							24,518	24,377	24,518	2.51%
Kaseya Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.50%	10.75%	06/2022	06/2029	22,946	22,771	22,946
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.78%	06/2022	06/2029	539	531	539
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.10%	06/2022	06/2029	346	346	346
	First Lien(3)	SOFR(Q)	5.50%	10.75%	06/2022	06/2029	85	85	85
							23,916	23,733	23,916	2.45%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	6.00%	11.35%	09/2021	09/2028	22,731	22,585	22,731
	First Lien(2)(3)(6)	SOFR(Q)	6.00%	11.25%	04/2024	09/2028	443	441	443
							23,174	23,026	23,174	2.38%
Anaplan, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.85%	06/2022	06/2029	22,941	22,769	22,941	2.35%
PDQ.com Corporation
Software	First Lien(3)	SOFR(Q)	4.75%	10.00%	09/2021	08/2027	13,124	13,088	13,124
	First Lien(3)	SOFR(Q)	4.75%	10.00%	09/2021	08/2027	8,990	8,966	8,990
	First Lien(2)(3)(6)	SOFR(Q)	4.75%	10.05%	10/2023	08/2027	697	692	697
							22,811	22,746	22,811	2.34%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	6.50%/PIK	11.21%	12/2021	12/2028	23,358	23,224	21,314
	First Lien(3)	SOFR(Q)*	6.50%/PIK	11.21%	12/2021	12/2028	1,214	1,212	1,108
							24,572	24,436	22,422	2.30%
Thermostat Purchaser III, Inc.
Business Services	First Lien(2)(6)	SOFR(Q)	4.25%	9.00%	08/2021	08/2028	18,571	18,542	18,606
	First Lien	SOFR(Q)	4.25%	9.00%	08/2021	08/2028	3,340	3,332	3,347
							21,911	21,874	21,953	2.25%
Eclipse Topco, Inc. (9)
Eclipse Buyer, Inc.
Software	First Lien(2)(6)	SOFR(Q)	4.75%	9.74%	09/2024	09/2031	21,349	21,242	21,242	2.18%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Notorious Topco, LLC
Consumer Products	First Lien(2)(3)(6)	SOFR(Q)*	4.75%+2.50%/PIK	12.65%	11/2021	11/2027	$20,944	$20,789	$19,426
	First Lien(3)	SOFR(Q)*	4.75% + 2.50%/PIK	12.65%	11/2021	11/2027	1,825	1,818	1,693
							22,769	22,607	21,119	2.16%
Pioneer Topco I, L.P. (7)
Pioneer Buyer I, LLC
Software	First Lien(3)	SOFR(Q)	6.50%	11.10%	11/2021	11/2028	18,231	18,156	18,231
	First Lien(3)	SOFR(Q)	6.50%	11.10%	03/2022	11/2028	1,985	1,975	1,985
							20,216	20,131	20,216	2.07%
Avalara, Inc.
Software	First Lien(3)	SOFR(Q)	6.25%	10.85%	10/2022	10/2028	20,012	19,825	20,012	2.05%
OEConnection LLC
Software	First Lien(2)(3)(6)	SOFR(M)	5.25%	10.10%	04/2024	04/2031	19,971	19,871	19,971	2.05%
MRI Software LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.35%	01/2020	02/2027	10,720	10,698	10,720
	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.35%	03/2021	02/2027	3,041	3,038	3,041
	First Lien(3)	SOFR(Q)	4.75%	9.35%	03/2021	02/2027	2,845	2,841	2,845
	First Lien(3)	SOFR(Q)	4.75%	9.35%	12/2023	02/2027	2,198	2,187	2,198
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.35%	08/2024	02/2027	557	554	557
	First Lien(3)	SOFR(Q)	4.75%	9.35%	01/2020	02/2027	310	309	310
							19,671	19,627	19,671	2.02%
NC Topco, LLC
Software	First Lien(2)(3)(6)	SOFR(M)*	2.50% +2.75%/PIK	10.10%	08/2024	09/2031	19,599	19,501	19,501	2.00%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.45%	08/2021	08/2028	16,564	16,459	16,345
	First Lien(3)	SOFR(Q)	5.75%	10.45%	08/2021	08/2028	1,744	1,740	1,720
	First Lien(3)	SOFR(Q)	5.75%	10.46%	08/2021	08/2027	1,348	1,341	1,330
							19,656	19,540	19,395	1.99%
Model N, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.64%	06/2024	06/2031	18,856	18,762	18,762	1.91%
Recorded Future, Inc.
Software	First Lien(2)(6)	SOFR(M)	5.75%	10.60%	06/2024	06/2030	17,733	17,644	17,733
	First Lien(4) - Drawn	SOFR(Q)	5.75%	10.88%	06/2024	06/2030	1,002	982	1,002
							18,735	18,626	18,735	1.92%
Relativity ODA LLC
Software	First Lien(3)	SOFR(M)	4.50%	9.46%	05/2021	05/2029	12,415	12,343	12,363
	First Lien(2)(3)(6)	SOFR(M)	4.50%	9.46%	05/2021	05/2029	6,178	6,152	6,152
							18,593	18,495	18,515	1.90%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(6)	SOFR(Q)	5.50%	10.20%	10/2021	10/2028	$12,061	$11,983	$12,061
	First Lien(3)	SOFR(Q)	5.50%	10.20%	10/2021	10/2028	5,564	5,536	5,564
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.78%	10/2021	10/2027	459	463	459
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.20%	06/2022	10/2028	69	66	69
	First Lien(3)	SOFR(Q)	5.50%	10.20%	10/2021	10/2028	48	44	48
							18,201	18,092	18,201	1.87%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)(6)	SOFR(S)	5.75%	10.94%	10/2021	10/2028	11,428	11,354	11,171
	First Lien(2)(3)(6)	SOFR(S)	5.75%	10.94%	12/2021	10/2028	7,183	7,135	7,021
							18,611	18,489	18,192	1.86%
Oranje Holdco, Inc.
Education	First Lien(3)	SOFR(Q)	7.50%	12.75%	01/2023	02/2029	14,453	14,310	14,453
	First Lien(3)	SOFR(Q)	7.25%	12.50%	06/2024	02/2029	3,545	3,511	3,545
							17,998	17,821	17,998	1.84%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	3.50% + 2.75%/PIK	11.79%	12/2021	11/2028	16,377	16,250	16,377
	First Lien(3)	SOFR(M)*	3.50% +2.75%/PIK	11.46%	12/2021	11/2028	1,254	1,247	1,254
							17,631	17,497	17,631	1.81%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.25%	10.00%	05/2022	09/2027	14,640	14,549	14,640
	First Lien(3)	SOFR(Q)	5.25%	10.00%	05/2022	09/2027	2,338	2,333	2,338
							16,978	16,882	16,978	1.74%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	P(Q)	4.25%	12.25%	12/2021	12/2028	17,372	17,284	14,447
	First Lien(3)	P(Q)	4.25%	12.25%	12/2021	12/2027	2,884	2,872	2,398
							20,256	20,156	16,845	1.73%
RealPage, Inc.
Software	Second Lien	SOFR(M)	6.50%	11.46%	02/2021	04/2029	17,357	17,276	16,738	1.72%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.50%	12/2021	12/2027	8,871	8,817	8,871
	First Lien(3)	SOFR(Q)	5.75%	10.50%	12/2021	12/2027	2,978	2,960	2,978
	First Lien(3)	SOFR(Q)	5.75%	10.50%	12/2021	12/2027	2,959	2,941	2,959
	First Lien(3)	SOFR(Q)	6.00%	10.75%	07/2022	12/2027	1,931	1,918	1,931
							16,739	16,636	16,739	1.72%
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)*	3.00%+ 3.25%/PIK	11.46%	04/2021	04/2028	17,834	17,746	16,674	1.71%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Vessco Midco Holdings, LLC
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.25%	10.22%	07/2024	07/2031	$15,402	$15,325	$15,325
	First Lien(3)(4) - Drawn	SOFR(S)	5.25%	9.54%	07/2024	07/2031	753	749	749
							16,155	16,074	16,074	1.65%
Foundational Education Group, Inc.
Education	First Lien(2)(6)	SOFR(Q)	3.75%	9.26%	08/2021	08/2028	9,214	9,186	8,892
	Second Lien(2)(3)(6)	SOFR(Q)	6.50%	12.01%	08/2021	08/2029	6,488	6,465	6,488
							15,702	15,651	15,380	1.58%
Bullhorn, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.85%	09/2020	10/2029	9,530	9,504	9,530
	First Lien(3)	SOFR(M)	5.00%	9.85%	05/2024	10/2029	4,386	4,386	4,386
	First Lien(3)	SOFR(M)	5.00%	9.85%	09/2020	10/2029	1,215	1,214	1,215
	First Lien(3)(4) - Drawn	SOFR(Q)	5.00%	10.02%	05/2024	10/2029	216	213	216
							15,347	15,317	15,347	1.57%
CentralSquare Technologies, LLC
Software	First Lien(2)(3)(6)	SOFR(M)*	3.00% + 3.50%/PIK	11.60%	04/2024	04/2030	15,259	15,071	15,259	1.56%
Enverus Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.50%	10.35%	12/2023	12/2029	15,021	14,920	15,021
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.35%	12/2023	12/2029	73	74	73
							15,094	14,994	15,094	1.55%
Businessolver.com, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.50%	10.20%	12/2021	12/2027	14,488	14,452	14,488
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.20%	12/2021	12/2027	534	533	534
							15,022	14,985	15,022	1.54%
Eisner Advisory Group LLC
Financial Services	First Lien(2)(6)	SOFR(M)	4.00%	8.85%	02/2024	02/2031	14,259	14,144	14,318	1.47%
Geo Parent Corporation
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.25%	10.60%	05/2020	12/2028	14,031	13,851	14,031	1.44%
Superman Holdings, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	4.50%	9.56%	08/2024	08/2031	13,947	13,912	13,912	1.43%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.35%	08/2024	08/2031	13,914	13,845	13,845	1.42%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.81%	06/2024	08/2029	9,881	9,881	9,881
	First Lien(3)(4) - Drawn	SOFR(Q)	6.00%	11.05%	09/2023	08/2029	3,720	3,701	3,720
							13,601	13,582	13,601	1.39%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Brave Parent Holdings, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.00%	10.25%	11/2023	11/2030	$12,646	$12,613	$12,646
	First Lien(3)(4) - Drawn	SOFR(Q)	5.00%	10.25%	11/2023	11/2030	834	830	834
							13,480	13,443	13,480	1.38%
Coupa Holdings, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	5.50%	10.75%	02/2023	02/2030	13,333	13,194	13,333	1.37%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(6)	SOFR(M)	5.25%	10.10%	05/2022	05/2029	9,924	9,852	9,924
	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.60%	10/2023	05/2029	3,000	2,974	3,000
							12,924	12,826	12,924	1.32%
USRP Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.85%	07/2021	12/2029	11,332	11,297	11,332
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.85%	07/2023	12/2029	759	747	759
	First Lien(3)	SOFR(M)	5.00%	9.85%	07/2021	12/2029	467	464	467
							12,558	12,508	12,558	1.29%
Nielsen Consumer Inc.**
Business Services	First Lien(2)(6)	SOFR(M)	4.75%	9.60%	06/2024	03/2028	12,029	11,382	12,009	1.23%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(M)	5.75%	11.05%	06/2022	06/2028	11,332	11,332	11,270	1.16%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.85%	10/2021	10/2028	10,256	10,189	10,256
	First Lien(3)	SOFR(M)	5.00%	9.85%	10/2021	10/2028	864	860	864
	First Lien(3)(4) - Drawn	P(Q)	4.00%	12.00%	10/2021	10/2027	73	77	73
	First Lien(3)	SOFR(M)	5.00%	9.85%	10/2021	10/2028	52	51	52
							11,245	11,177	11,245	1.15%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(6)	SOFR(M)	5.25%	10.20%	04/2022	08/2029	7,068	7,031	7,068
	First Lien	SOFR(M)	5.25%	10.20%	04/2022	08/2029	2,469	2,454	2,469
	First Lien(4) - Drawn	SOFR(M)	6.00%	10.95%	07/2023	08/2029	1,602	1,602	1,618
	First Lien	SOFR(M)	5.25%	10.20%	08/2021	08/2029	66	66	66
							11,205	11,153	11,221	1.15%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	5.25%	10.20%	09/2021	09/2027	11,134	11,071	11,134	1.14%
CFS Management, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	6.25% + 2.75%/PIK	13.87%	09/2021	08/2024	8,743	8,743	7,757
	First Lien(3)	SOFR(Q)*	6.25% +2.75%/PIK	13.87%	09/2021	08/2024	3,345	3,345	2,968
							12,088	12,088	10,725	1.10%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

GraphPAD Software, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.35%	06/2024	06/2031	$10,178	$10,153	$10,153
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.35%	06/2024	06/2031	254	248	254
							10,432	10,401	10,407	1.07%
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	5.50%	10.45%	08/2021	08/2028	7,311	7,266	7,096
	First Lien(3)	SOFR(M)	5.50%	10.45%	08/2021	08/2028	1,403	1,389	1,362
	First Lien(3)	SOFR(M)	5.50%	10.45%	08/2021	08/2028	1,296	1,292	1,258
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.45%	08/2021	08/2027	354	355	344
							10,364	10,302	10,060	1.03%
Diligent Corporation
Software	First Lien(2)(3)(6)	SOFR(S)	5.00%	10.09%	04/2024	08/2030	8,504	8,472	8,473
	First Lien(3)	SOFR(S)	5.00%	10.09%	04/2024	08/2030	1,458	1,452	1,452
							9,962	9,924	9,925	1.02%
YLG Holdings, Inc.
Business Services	First Lien(3)	SOFR(Q)	5.00%	10.26%	10/2021	10/2026	3,700	3,689	3,700
	First Lien(2)(3)(6)	SOFR(Q)	5.00%	10.25%	06/2024	10/2026	3,591	3,591	3,591
	First Lien(3)	SOFR(Q)	5.00%	10.20%	10/2021	10/2026	2,671	2,665	2,671
	First Lien(2)(3)(6)	SOFR(Q)	5.00%	10.26%	10/2021	10/2026	1,504	1,504	1,504
	First Lien(2)(3)(6)	SOFR(Q)	5.00%	10.20%	10/2021	10/2026	1,086	1,086	1,086
	First Lien(2)(3)(6)	SOFR(Q)	5.00%	10.25%	06/2024	10/2026	565	565	565
	First Lien(2)(3)(6)	SOFR(Q)	5.00%	10.25%	06/2024	10/2026	362	362	362
							13,479	13,462	13,479	1.38%
CoreTrust Purchasing Group LLC
Business Services	First Lien(3)	SOFR(M)	5.25%	10.10%	09/2022	10/2029	9,036	8,930	9,036
	First Lien(2)(3)(6)	SOFR(M)	5.25%	10.10%	09/2022	10/2029	684	681	684
							9,720	9,611	9,720	1.00%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.70%	07/2021	07/2028	5,931	5,887	5,931
	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.70%	07/2022	07/2028	3,522	3,497	3,522
	First Lien(3)(4) - Drawn	SOFR(M)	5.75%	10.95%	07/2021	07/2026	227	231	227
	Subordinated(3)	SOFR(Q)	7.50%	12.20%	07/2022	07/2029	1	1	1
							9,681	9,616	9,681	0.99%
RXB Holdings, Inc.
Healthcare	First Lien(2)(6)	SOFR(M)	4.50%	9.47%	07/2021	12/2027	6,237	6,228	6,251
	First Lien(2)(3)(6)	SOFR(M)	5.25%	10.10%	06/2023	12/2027	3,382	3,316	3,382
							9,619	9,544	9,633	0.99%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(S)	4.75%	10.03%	10/2023	12/2028	$8,490	$8,453	$8,490
	First Lien(3)	SOFR(S)	4.75%	10.03%	10/2023	12/2028	1,134	1,124	1,134
							9,624	9,577	9,624	0.99%
Xactly Corporation
Software	First Lien(3)	SOFR(Q)	6.25%	11.41%	06/2020	07/2027	9,449	9,330	9,449	0.97%
Houghton Mifflin Harcourt Company
Education	First Lien(2)(6)	SOFR(M)	5.25%	10.20%	10/2023	04/2029	9,439	9,181	9,206	0.94%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.00%	10.13%	08/2024	08/2031	9,238	9,146	9,146	0.94%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.09%	11.56%	03/2021	03/2028	7,401	7,338	7,401
	First Lien(3)	SOFR(Q)	6.09%	11.26%	03/2021	03/2028	1,534	1,530	1,534
							8,935	8,868	8,935	0.92%
Power Grid Holdings, Inc.
Business Products	First Lien(2)(3)(6)	SOFR(Q)	4.75%	10.00%	11/2023	12/2030	8,517	8,459	8,432	0.86%
Ciklum Inc.**
Business Services	First Lien(2)(3)(6)	SOFR(Q)	6.50%	11.85%	02/2024	02/2030	7,530	7,443	7,530	0.77%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(M)	6.00%	10.85%	10/2023	11/2030	7,318	7,251	7,318	0.75%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.41%	11.01%	03/2021	04/2028	6,224	6,197	6,066
	First Lien(3)	SOFR(Q)	6.41%	11.01%	03/2021	04/2028	516	513	503
	First Lien(3)	SOFR(Q)	6.41%	11.01%	03/2021	04/2028	355	354	346
	First Lien(3)	SOFR(Q)	6.50%	11.10%	12/2022	04/2028	242	239	236
							7,337	7,303	7,151	0.73%
Maverick Bidco Inc.
Software	Second Lien	SOFR(Q)	6.75%	12.15%	04/2021	05/2029	6,800	6,787	6,664	0.68%
Project Alpha Intermediate Holding, Inc.
Software	First Lien(2)(6)	SOFR(Q)	3.75%	9.00%	10/2023	10/2030	6,468	6,351	6,490	0.67%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(6)	SOFR(S)	5.25%	10.66%	06/2021	06/2028	4,966	4,940	4,966
	First Lien(3)(4) - Drawn	SOFR(S)	5.25%	10.41%	06/2021	06/2028	1,442	1,433	1,442
							6,408	6,373	6,408	0.66%
Bayou Intermediate II, LLC
Healthcare	First Lien	SOFR(Q)	4.50%	10.01%	03/2024	08/2028	6,450	6,420	6,321	0.65%
Pushpay USA Inc. **
Software	First Lien(2)(6)	SOFR(Q)	4.50%	9.10%	08/2024	08/2031	6,246	6,184	6,254	0.64%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(6)	SOFR(Q)*	6.75% +2.00%/PIK	13.35%	07/2021	07/2027	$5,506	$5,474	$5,478
	First Lien(3)(4) - Drawn	SOFR(M)*	6.75% +2.00%/PIK	13.60%	07/2021	07/2026	617	616	614
							6,123	6,090	6,092	0.62%
CommerceHub, Inc.
Software	First Lien(3)	SOFR(M)	6.25%	11.35%	06/2023	12/2027	6,007	5,715	6,007	0.61%
Planview Parent, Inc.
Software	Second Lien(2)(3)(6)	SOFR(Q)	6.00%	10.60%	06/2024	12/2028	6,000	5,985	5,985	0.61%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(6)	SOFR(M)	5.25%	10.21%	09/2021	09/2027	5,032	5,020	5,032
	First Lien(3)	SOFR(M)	5.25%	10.21%	09/2021	09/2027	813	811	813
	First Lien(3)(4) - Drawn	P(Q)	4.25%	12.25%	09/2021	09/2027	125	125	125
							5,970	5,956	5,970	0.61%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.85%	05/2024	06/2031	5,644	5,602	5,602
	First Lien(3)	SOFR(M)	5.00%	9.85%	05/2024	06/2031	243	243	241
							5,887	5,845	5,843	0.60%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(6)	SOFR(M)	5.25%	10.27%	02/2020	02/2026	5,716	5,709	5,716
	First Lien(3)(4) - Drawn	SOFR(M)	5.25%	10.27%	02/2020	02/2026	54	56	54
							5,770	5,765	5,770	0.59%
Icefall Parent, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	6.50%	11.35%	01/2024	01/2030	5,652	5,600	5,652	0.58%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.57%	12/2021	12/2028	3,540	3,516	3,540
	First Lien(3)	SOFR(S)	4.75%	9.49%	12/2021	12/2028	1,388	1,381	1,388
	First Lien(3)	SOFR(S)	4.75%	9.49%	12/2021	12/2028	396	393	396
	First Lien(3)(4) - Drawn	SOFR(S)	4.75%	9.04%	06/2024	12/2028	36	36	36
							5,360	5,326	5,360	0.55%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.50%	10.85%	10/2021	10/2028	4,305	4,277	4,143
	First Lien(3)	SOFR(Q)	5.50%	10.74%	06/2022	10/2028	738	733	711
	First Lien(3)	SOFR(Q)	5.50%	10.90%	10/2021	10/2028	493	490	475
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	10.91%	11/2023	10/2028	12	12	12
							5,548	5,512	5,341	0.55%
Aretec Group, Inc.
Financial Services	First Lien(2)(6)	SOFR(M)	4.00%	8.85%	10/2023	08/2030	5,408	5,261	5,306	0.54%
Perforce Software, Inc.
Software	First Lien(2)(6)	SOFR(M)	4.75%	9.60%	03/2024	03/2031	5,116	5,091	5,116	0.52%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Park Place Technologies, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.85%	07/2024	03/2031	$4,988	$4,975	$4,975
	First Lien(3)(4) - Drawn	SOFR(M)	5.25%	10.23%	07/2024	03/2030	94	93	94
							5,082	5,068	5,069	0.52%
ComPsych Investments Corp.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	10.03%	07/2024	07/2031	5,046	5,033	5,033	0.52%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)(6)	SOFR(M)	6.75%	11.71%	05/2021	05/2029	6,000	5,974	5,025	0.51%
PDI TA Holdings, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	10.46%	01/2024	02/2031	4,361	4,340	4,361
	First Lien(3)	SOFR(Q)	5.25%	10.46%	01/2024	02/2031	522	521	522
							4,883	4,861	4,883	0.50%
Calabrio, Inc.
Software	First Lien(3)	SOFR(Q)	5.50%	10.56%	04/2021	04/2027	3,976	3,961	3,976
	First Lien(3)	SOFR(Q)	5.50%	10.56%	01/2024	04/2027	604	600	604
							4,580	4,561	4,580	0.47%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.85%	08/2024	08/2031	4,235	4,214	4,214
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.85%	08/2024	08/2031	353	351	351
							4,588	4,565	4,565	0.47%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	3.38% +3.38%/PIK	12.15%	02/2022	02/2028	4,222	4,197	4,222
	First Lien(2)(3)(4) - Drawn	SOFR(Q)*	3.38% + 3.38%/PIK	12.15%	02/2022	02/2028	306	306	306
							4,528	4,503	4,528	0.46%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(6)	SOFR(Q)	8.25%	13.46%	02/2024	09/2026	4,396	4,396	4,396	0.45%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.71%	09/2021	09/2028	2,544	2,530	2,544
	First Lien(3)	SOFR(M)	5.75%	10.71%	09/2021	09/2028	1,798	1,783	1,798
							4,342	4,313	4,342	0.44%
Bluefin Holding, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	7.25%	12.20%	09/2023	09/2029	4,128	4,083	4,128	0.42%
Greenway Health, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(S)	6.75%	12.01%	12/2023	04/2029	4,106	4,052	4,106	0.42%
Project Accelerate Parent, LLC
Software	First Lien(2)(3)(6)	SOFR(S)	5.25%	10.54%	02/2024	02/2031	4,040	4,021	4,040	0.41%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)	SOFR(S)	7.00%	12.08%	05/2021	05/2027	$3,986	$3,966	$3,986
	First Lien(3)(4) - Drawn	SOFR(S)	7.00%	12.09%	05/2021	05/2027	14	15	14
							4,000	3,981	4,000	0.41%
STATS Intermediate Holdings, LLC**
Business Services	First Lien(2)(6)	SOFR(Q)	5.25%	10.64%	08/2021	07/2026	3,861	3,861	3,760	0.39%
Radwell Parent, LLC
Distribution & Logistics	First Lien(3)	SOFR(Q)	5.50%	10.10%	11/2022	04/2029	3,689	3,646	3,689
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.10%	11/2022	04/2029	56	56	56
							3,745	3,702	3,745	0.38%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(M)	5.50%	10.35%	10/2023	10/2030	3,303	3,273	3,303	0.34%
Michael Baker International, LLC
Business Services	First Lien(2)(6)	SOFR(M)	4.75%	9.60%	05/2024	12/2028	3,188	3,172	3,207	0.33%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(A)	5.50%	9.86%	05/2022	05/2029	2,829	2,808	2,829
	First Lien(3)	SOFR(A)	5.50%	10.09%	05/2022	05/2029	362	360	362
							3,191	3,168	3,191	0.33%
Adelaide Borrower, LLC**
Software	First Lien(2)(3)(6)	SOFR(Q)*	3.38% +3.38%/PIK	11.35%	05/2024	05/2030	3,054	3,024	3,054	0.31%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.75%	11.34%	06/2021	06/2028	2,810	2,784	2,729
	First Lien(3)(4) - Drawn	SOFR(M)	4.00%	9.76%	06/2021	06/2026	85	86	83
	First Lien(3)	SOFR(Q)	5.75%	11.30%	06/2021	06/2028	22	22	21
							2,917	2,892	2,833	0.29%
Convey Health Solutions, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	1.00% + 4.25%/PIK	9.95%	02/2022	07/2029	3,081	3,059	2,789	0.29%
LogRhythm, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	7.50%	12.10%	07/2024	07/2029	2,727	2,686	2,727	0.28%
eResearchTechnology, Inc.
Healthcare	First Lien(2)(6)	SOFR(M)	4.00%	8.85%	01/2021	02/2027	2,434	2,434	2,447	0.25%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	6.00%	10.95%	10/2022	10/2029	2,500	2,145	2,363	0.24%
Project Power Buyer, LLC
Software	First Lien	SOFR(Q)	6.75%	11.35%	01/2023	05/2026	2,292	2,274	2,292	0.23%
KENE Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.25%	10.10%	02/2024	02/2031	2,287	2,265	2,287	0.23%
Next Holdco, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.00%	11.06%	11/2023	11/2030	2,277	2,261	2,277	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

More cowbell II LLC
Business Services	First Lien(2)(3)(6)	SOFR(A)	5.00%	8.89%	08/2023	09/2030	$2,116	$2,101	$2,116
	First Lien(3)(4) - Drawn	SOFR(S)	5.00%	9.68%	08/2023	09/2029	125	125	125
							2,241	2,226	2,241	0.23%
CB Buyer, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.85%	07/2024	07/2031	2,156	2,145	2,145	0.22%

Galway Borrower LLC
Business Services	First Lien(3)(4) - Drawn	SOFR(Q)	4.50%	9.10%	04/2024	09/2028	1,088	1,069	1,077
	First Lien(2)(3)(6)	SOFR(Q)	4.50%	9.10%	04/2024	09/2028	711	705	704
							1,799	1,774	1,781	0.18%
Ambrosia Holdco Corp. (8)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(3)	SOFR(M)*	5.25%/PIK	10.17%	01/2024	06/2029	1,674	1,620	1,413
	First Lien(3)	SOFR(M)*	1.00% + 2.00%/PIK	7.92%	03/2024	06/2029	218	174	181
	Subordinated(3)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	45	45	45
							1,937	1,839	1,639	0.17%
KENG Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.85%	08/2023	08/2029	1,198	1,185	1,198
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.85%	08/2023	08/2029	408	404	408
							1,606	1,589	1,606	0.16%
Virtusa Corporation
Business Services	Subordinated	FIXED(S)	7.13%	7.13%	09/2022	12/2028	1,370	1,116	1,298	0.13%
Total Funded Debt Investments - United States							$1,487,935	$1,475,569	$1,470,550	150.71%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(3)	SOFR(Q)	5.00%	10.28%	12/2022	12/2029	$2,245	$2,218	$2,245
	First Lien(3)	SOFR(Q)	5.00%	10.28%	12/2023	12/2029	874	866	874
							3,119	3,084	3,119	0.32%
Funded Debt Investments - Australia							$3,119	$3,084	$3,119	0.32%
Total Funded Debt Investments							$1,491,054	$1,478,653	$1,473,669	151.03%
Equity - United States
Eclipse Topco, Inc.
Software	Preferred Shares(9)	FIXED(S)*	12.50%/PIK	12.50%	09/2024	—	5,691	$5,634	$5,634	0.58%
Ambrosia Holdco Corp.
Distribution & Logistics	Ordinary Shares(3)(8)	—	—	—	01/2024	—	19,197	205	205	0.02%
Pioneer Topco I, L.P.
Software	Ordinary Shares(3)(7)	—	—	—	11/2021	—	10	—	—	—%
Total Shares - United States								$5,839	$5,839	0.60%
Total Shares								$5,839	$5,839	0.60%
Total Funded Investments								$1,484,492	$1,479,508	151.63%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United States
GC Waves Holdings, Inc.
Financial Services	First Lien(4) - Undrawn	—	—	—	07/2023	12/2024	$3,387	$—	$34	—%
Coupa Holdings, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2023	08/2025	1,193	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2023	02/2029	914	(8)	—
							2,107	(8)	—	—%
PDQ.com Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2025	458	—	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2021	08/2027	2,458	(7)	—
							2,916	(7)	—	—%
Riskonnect Parent, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	03/2024	03/2026	4,127	—	—	—%
Businessolver.com, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2024	1,698	—	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	09/2023	09/2025	2,236	—	—	—%
YLG Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	06/2024	10/2026	629	—	—
Wealth Enhancement Group, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	08/2021	10/2027	516	(1)	—	—%
Project Power Buyer, LLC
Software	First Lien(4) - Undrawn	—	—	—	01/2023	05/2025	120	—	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,216	(7)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	02/2020	02/2026	647	(3)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	208	(1)	—	—%
Sun Acquirer Corp.
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	363	(2)	—	—%
Bullhorn, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	957	—	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2020	10/2029	1,001	(3)	—
							1,958	(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2027	$257	$(3)	$—	—%
MRI Software LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	1,706	—	—
	First Lien(3)(4) - Undrawn	—	—	—	01/2020	02/2027	1,419	(4)	—
							3,125	(4)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	06/2021	12/2024	254	—	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2028	484	(2)	—
							738	(2)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	11/2022	04/2029	225	(3)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	02/2022	02/2025	11	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2022	02/2028	603	(3)	—
							614	(3)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	06/2024	12/2025	1,364	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	376	(2)	—
							1,740	(2)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2026	1,009	(8)	—	—%
Daxko Acquisition Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	1,911	—	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2027	1,093	(11)	—
							3,004	(11)	—	—%
Xactly Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2020	07/2027	551	(6)	—	—%
PetVet Care Centers, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	10/2023	11/2025	962	—	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2023	11/2029	962	(8)	—
							1,924	(8)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	2,862	(18)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Kaseya Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2029	$1,028	$(8)	$—
	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2025	2,055	—	—
							3,083	(8)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2022	05/2026	1,715	(15)	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2022	10/2029	1,339	(14)	—
							3,054	(29)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2027	1,263	(13)	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2025	2,160	—	—
							3,423	(13)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2022	09/2027	977	(6)	—
	First Lien(3)(4) - Undrawn	—	—	—	05/2022	11/2024	887	(8)	—
	First Lien(3)(4) - Undrawn	—	—	—	03/2024	03/2026	2,258	—	—
							4,122	(14)	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	12/2020	12/2027	3,507	(14)	—	—%
Oranje Holdco, Inc.
Education	First Lien(3)(4) - Undrawn	—	—	—	01/2023	02/2029	1,807	(16)	—	—%
Avalara, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2022	10/2028	2,001	(17)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	12/2029	714	(3)	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	3,849	—	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2023	07/2025	747	—	—
							5,310	(3)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	6,035	—	—	—%
OA Buyer, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2028	3,041	(19)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	1,782	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,413	(8)	—
							3,195	(8)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Next Holdco, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	$587	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2029	220	(1)	—
							807	(1)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2024	02/2026	1,133	(2)	—
	First Lien(3)(4) - Undrawn	—	—	—	01/2024	02/2031	491	(2)	—
							1,624	(4)	—	—%
Bluefin Holding, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2023	09/2029	407	(4)	—	—%
Project Accelerate Parent, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2031	579	(3)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2026	1,014	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2031	304	(3)	—
							1,318	(3)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2028	844	(5)	—	—%
Calabrio, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2021	04/2027	480	(2)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2020	05/2028	1,670	(10)	—	—%
Icefall Parent, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2024	01/2030	538	(5)	—	—%
IMO Investor Holdings, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2028	344	(2)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2030	799	(7)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	1,484	(8)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2029	329	(3)	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	256	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2025	504	—	—
							1,089	(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Enverus Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2025	$755	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2029	1,075	(8)	—
							1,830	(8)	—	—%
Ciklum Inc.**
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2024	08/2025	9,453	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2030	2,363	(26)	—
							11,816	(26)	—	—%
LogRhythm, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2029	273	(4)	—	—%

Pioneer Buyer I, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2021	11/2027	2,590	(11)	—	—%
Recorded Future, Inc.
Software	First Lien(4) - Undrawn	—	—	—	06/2024	06/2026	3,110	—	—
	First Lien(4) - Undrawn	—	—	—	06/2024	06/2030	1,928	(9)	—
							5,038	(9)	—	—%
Accession Risk Management Group, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	3,337	(8)	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	11/2029	371	(1)	—
							3,708	(9)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	1,980	—	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	2,000	—	—	—%
Adelaide Borrower, LLC**
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	681	—	—
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2030	433	(4)	—
							1,114	(4)	—	—%
OEConnection LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2026	3,476	—	—
	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2031	2,172	(11)	—
							5,648	(11)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2030	1,708	(21)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

More cowbell II LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	09/2025	$232	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	09/2029	176	(1)	—
							408	(1)	—	—%
Eclipse Buyer, Inc.
Software	First Lien(4) - Undrawn	—	—	—	09/2024	09/2026	3,619	—	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2023	05/2025	607	—	—
	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2030	722	(2)	—
							1,329	(2)	—	—%
ComPsych Investments Corp.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2027	1,444	—	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2026	147	(2)	(1)	(0.00)%
Galway Borrower LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	04/2024	10/2025	88	—	(1)	(0.00)%
CB Buyer, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	607	—	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2031	237	(1)	(1)
							844	(1)	(1)	(0.00)%
Associations, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	07/2028	1,320	(1)	(1)
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	07/2028	1,648	(1)	(1)
							2,968	(2)	(2)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	1,059	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	353	(2)	(2)
							1,412	(2)	(2)	(0.00)%
Park Place Technologies, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	03/2030	492	(1)	(1)
	First Lien(3)(4) - Undrawn	—	—	—	07/2024	09/2025	781	(2)	(2)
							1,273	(3)	(3)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2026	139	(2)	(4)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Superman Holdings, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	$4,540	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	2,010	(5)	(5)
							6,550	(5)	(5)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2028	1,078	—	(6)	(0.00)%
Relativity ODA LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2029	1,588	(8)	(7)	(0.00)%
GraphPAD Software, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2031	954	(2)	(2)
	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2026	2,290	—	(6)
							3,244	(2)	(8)	(0.00)%
Diligent Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	08/2030	972	(4)	(4)
	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2026	1,458	(5)	(5)
							2,430	(9)	(9)	(0.00)%
iCIMS, Inc.
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	08/2022	08/2028	3,496	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2022	08/2028	1,309	(11)	(10)
							4,805	(11)	(10)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	543	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2030	1,087	(11)	(11)
							1,630	(11)	(11)	(0.00)%
NC Topco, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	5,640	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	09/2031	2,256	(11)	(11)
							7,896	(11)	(11)	(0.00)%
ACI Group Holdings, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	08/2021	08/2027	433	(4)	(13)	(0.00)%
Power Grid Holdings, Inc.
Business Products	First Lien(3)(4) - Undrawn	—	—	—	11/2023	12/2030	1,511	(13)	(15)	(0.00)%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	8,181	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	3,051	(15)	(15)
							11,232	(15)	(15)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Baker Tilly Advisory Group, LP
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	06/2026	$886	$(2)	$(7)
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	06/2030	1,242	(9)	(9)
							2,128	(11)	(16)	(0.00)%
Model N, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2031	2,052	(10)	(10)
	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2026	3,848	—	(19)
							5,900	(10)	(29)	(0.00)%
Vessco Midco Holdings, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2031	1,711	(9)	(9)
	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	4,381	—	(22)
							6,092	(9)	(31)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	1,019	—	(30)	(0.01)%
Zone Climate Services, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	03/2022	03/2028	2,638	(26)	(54)	(0.01)%
Notorious Topco, LLC
Consumer Products	First Lien(3)(4) - Undrawn	—	—	—	11/2021	05/2027	1,844	(7)	(134)	(0.01)%
Project Essential Bidco, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2021	04/2027	2,241	(8)	(146)	(0.02)%
Total Unfunded Debt Investments - United States							$204,373	$(576)	$(530)	(0.05)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2022	12/2028	$208	$(2)	$—	—%
Total Unfunded Debt Investments - Australia							$208	$(2)	$—	—%
Total Unfunded Debt Investments							$204,581	$(578)	$(530)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$1,483,914	$1,478,978	151.58%
Total Investments								$1,483,914	$1,478,978	151.58%

(1)NMF SLF I, Inc. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is held by NMF SLF I SPV, L.L.C. ("SLF I SPV")
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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S), or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)
(6)Investment is pledged as collateral for the Wells Credit Facility, a revolving credit facility among New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., as collateral manager, SLF I SPV as the borrower, the Company as equityholder and seller, Wells Fargo Bank, National Association as the administrative agent and collateral custodian, and each of the lenders from time to time party thereto. See Note 6. Borrowings, for details.
(7)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
(8)The Company holds ordinary shares in Ambrosia Holdco Corp. and two first lien term loans and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Holdco Corp.
(9)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc.
*    All or a portion of interest contains payment-in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2024, 2.37% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

September 30, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	96.01%
Second lien	3.20%
Subordinated	0.40%
Equity and other	0.39%
Total investments	100.00%

September 30, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	42.06%
Business Services	22.70%
Healthcare	14.11%
Financial Services	7.62%
Consumer Services	4.50%
Education	2.88%
Food & Beverage	1.73%
Consumer Products	1.42%
Packaging	1.23%
Distribution & Logistics	0.77%
Business Products	0.57%
Specialty Chemicals & Materials	0.41%
Total investments	100.00%

September 30, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	99.60%
Fixed rates	0.40%
Total investments	100.00%

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
September 30, 2024
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
New Mountain Finance Advisers, L.L.C. (the “Investment Adviser”), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority owner. New Mountain Capital is a global investment firm with over $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of its common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any Private Offering, each investor will make a capital commitment (each, a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. The Company commenced its loan origination and investment activities on the date it issued shares to persons not affiliated with the Investment Adviser, which occurred on February 18, 2020 (the "Initial Closing Date"). The Company may conduct subsequent closings at times during its investment period (the "Investment Period"), which commenced on the Initial Closing Date and initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30, 2023 and September 30, 2024, the Investment Period was automatically extended for an additional one year period to September 30, 2024 and September 30, 2025, respectively. Pursuant to the Subscription Agreements entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. On October 6, 2022, the Company established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary. As of September 30, 2024 and December 31, 2023, there were no assets held by SLF I Opportunistic SPV.
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

Senior secured loans may include traditional first lien loans or unitranche loans. The Company invests a significant portion of its portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-

lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss.

As of September 30, 2024, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.

Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2024, the Company recognized PIK interest from investments of $2,027 and $6,425, respectively, and PIK dividends from investments of $49 and $49, respectively. For the three and nine months ended September 30, 2023, the Company recognized PIK interest from investments of $1,663 and $4,366, respectively, and no PIK dividends from investments.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2024 and December 31, 2023, no investments were on non-accrual status.
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
The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. On August 16, 2022, the Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the three and nine months ended September 30, 2024, the Company issued 5,586,708 and 11,017,557 shares through the DRIP, respectively. For the three and nine months ended September 30, 2023, the Company issued 4,748,390 and 8,631,890 shares through the DRIP, respectively.
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

Note 3. Investments
At September 30, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,423,758	$1,419,952
Second lien	48,613	47,263
Subordinated	5,704	5,924
Equity and other	5,839	5,839
Total investments	$1,483,914	$1,478,978

	Cost	Fair Value
Software	$621,126	$622,164
Business Services	337,571	335,707
Healthcare	213,269	208,640
Financial Services	112,094	112,666
Consumer Services	66,134	66,518
Education	42,637	42,584
Food & Beverage	24,365	25,646
Consumer Products	22,600	20,985
Packaging	18,079	18,201
Distribution & Logistics	11,505	11,359
Business Products	8,446	8,417
Specialty Chemicals & Materials	6,088	6,091
Total investments	$1,483,914	$1,478,978

At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,261,268	$1,260,387
Second lien	59,103	58,870
Subordinated	1,084	1,178
Equity and other(1)	—	—
Total investments	$1,321,455	$1,320,435

(1)As of December 31, 2023, total cost and fair value of equity and other investments were each less than $1 thousand.
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$533,247	$535,183
Business Services	301,090	302,599
Healthcare	208,815	204,943
Financial Services	97,914	98,558
Consumer Services	51,517	51,576
Education	34,168	34,468
Distribution & Logistics	22,626	21,938
Consumer Products	22,650	20,971
Packaging	17,314	17,315
Food & Beverage	13,425	14,405
Specialty Chemicals & Materials	12,286	12,075
Business Products	6,403	6,404
Total investments	$1,321,455	$1,320,435
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of September 30, 2024:

	Total	Level I	Level II	Level III
First lien	$1,419,952	$—	$137,121	$1,282,831
Second lien	47,263	—	25,765	21,498
Subordinated	5,924	—	1,298	4,626
Equity and other	5,839	—	—	5,839
Total investments	$1,478,978	$—	$164,184	$1,314,794
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,260,387	$—	$92,922	$1,167,465
Second lien	58,870	—	16,054	42,816
Subordinated	1,178	—	1,177	1
Equity and other(1)	—	—	—	—
Total investments	$1,320,435	$—	$110,153	$1,210,282

(1)As of December 31, 2023, fair value of equity and other investments was less than $1 thousand.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2024	$1,275,491	$1,242,213	$28,650	$4,423	$205
Total gains or losses included in earnings:
Net change in unrealized (depreciation) appreciation	(3,249)	(2,935)	(352)	38	—
Purchases, including capitalized PIK and revolver fundings	154,245	148,446	—	165	5,634
Proceeds from sales and paydowns of investments	(52,496)	(52,496)	—	—	—
Transfers out of Level III (1)	(59,197)	(52,397)	(6,800)	—	—
Fair value, September 30, 2024	$1,314,794	$1,282,831	$21,498	$4,626	$5,839
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(3,062)	$(2,748)	$(352)	$38	$—

(1)As of September 30, 2024, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2023(1)	$1,152,962	$1,106,195	$46,766	$1	$—
Total gains or losses included in earnings:
Net realized gains on investments	72	72	—	—	—
Net change in unrealized appreciation	4,859	4,308	551	—	—
Purchases, including capitalized PIK and revolver fundings	45,591	45,591	—	—	—
Proceeds from sales and paydowns of investments	(35,913)	(33,413)	(2,500)	—	—
Transfers into Level III (2)	7,284	7,284	—	—	—
Transfers out of Level III (2)	(23,484)	(21,209)	(2,275)	—	—
Fair value, September 30, 2023(1)	$1,151,371	$1,108,828	$42,542	$1	$—
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$4,539	$3,987	$552	$—	$—

(1)As of June 30, 2023 and September 30, 2023, fair value of equity and other investments was less than $1 thousand.
(2)As of September 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2023 (1)	$1,210,282	$1,167,465	$42,816	$1	$—
Total gains or losses included in earnings:
Net realized losses on investments	(573)	(573)	—	—	—
Net change in unrealized appreciation (depreciation)	120	332	(250)	38	—
Purchases, including capitalized PIK and revolver fundings (2)	403,550	387,139	5,985	4,587	5,839
Proceeds from sales and paydowns of investments (2)	(257,576)	(237,216)	(20,360)	—	—
Transfers into Level III (3)	20,208	20,208	—	—	—
Transfers out of Level III (3)	(61,217)	(54,524)	(6,693)	—	—
Fair value, September 30, 2024	$1,314,794	$1,282,831	$21,498	$4,626	$5,839
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,635)	$(1,121)	$(552)	$38	$—

(1)As of December 31, 2023, fair value of equity and other investments was less than $1 thousand.
(2)Includes non-cash reorganizations and restructurings.
(3)As of September 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2022(1)	$1,111,043	$1,067,062	$43,980	$1	$—
Total gains or losses included in earnings:
Net realized gains on investments	61	61	—	—	—
Net change in unrealized appreciation	9,455	8,393	1,062	—	—
Purchases, including capitalized PIK and revolver fundings	118,739	118,739	—	—	—
Proceeds from sales and paydowns of investments	(59,828)	(57,328)	(2,500)	—	—
Transfers into Level III (2)	1,087	1,087	—	—	—
Transfers out of Level III (2)	(29,186)	(29,186)	—	—	—
Fair value, September 30, 2023(1)	$1,151,371	$1,108,828	$42,542	$1	$—
Net change in unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$9,069	$8,098	$971	$—	$—

(1)As of December 31, 2022 and September 30, 2023, fair value of equity and other investments was less than $1 thousand.
(2)As of September 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no transfers into or out of Levels I, II, or III during the three and nine months ended September 30, 2024 and September 30, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2024 were as follows:

				Range
Type	Fair Value as of September 30, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,199,265	Market & income approach	EBITDA multiple	5.0x	35.0x	17.2x
			Revenue multiple	4.0x	19.5x	8.8x
			Discount rate	6.5%	21.1%	9.6%
	83,566	Other	N/A (2)	N/A	N/A	N/A
Second lien	21,498	Market & income approach	EBITDA multiple	21.0x	21.0x	21.0x
			Discount rate	9.5%	10.9%	10.1%
Subordinated	4,626	Market & income approach	EBITDA multiple	8.0x	24.5x	14.9x
			Discount rate	12.2%	14.2%	14.2%
Equity and other	205	Market & income approach	EBITDA multiple	8.0x	11.0x	9.5x
			Revenue multiple	9.0x	11.0x	10.0x
			Discount rate	10.4%	11.1%	10.8%
	5,634	Other	N/A (2)	N/A	N/A	N/A
	$1,314,794

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
The Wells Credit Facility (as defined below) is considered a Level III investment. See Note 6. Borrowings for details.

The following are the principal amount and fair value of the Company’s borrowings as of September 30, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	September 30, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
Wells Credit Facility	$500,900	$503,745	$433,800	$428,907
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
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement (the "Trademark License Agreement") with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company a non-exclusive, royalty-free license to use the "NMF" name. Under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "NMF" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company will have no legal right to the "NMF" name.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$9,081	$6,868	$25,344	$20,241
Non-usage fee	$175	$106	$632	$262
Amortization of financing costs	$506	$224	$1,508	$665
Weighted average interest rate	7.7%	7.3%	7.7%	7.0%
Effective interest rate	8.4%	7.8%	8.5%	7.4%
Average debt outstanding	$461,074	$365,724	$431,658	$379,894
As of September 30, 2024 and December 31, 2023, the outstanding balance on the Wells Credit Facility was $500,900 and $433,800, respectively, and SLF I SPV was in compliance with the applicable covenants in the Loan and Security Agreement on such dates.
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
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" (as defined in Section 55(a) of the 1940 Act) unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) significant managerial assistance.
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2024, the Company had unfunded commitments on revolving credit facilities of $88,176, no outstanding bridge financing commitments, and other future funding commitments of $116,405. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $66,127, no outstanding bridge financing commitments, and other future funding commitments of $46,471. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of September 30, 2024 and December 31, 2023.

The Company also had revolving borrowings available under the Wells Credit Facility as of September 30, 2024 and December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $26,941 and $6,796, respectively, which could require funding in the future.
Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at par value of $0.001 per share.
The following table reflects the distributions declared on the Company's common stock for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 20, 2024	March 27, 2024	July 19, 2024	$0.3240
June 25, 2024	June 27, 2024	July 19, 2024	0.3450
September 23, 2024	September 30, 2024	December 20, 2024	0.3230
			$0.9920
The following table reflects the distributions declared on the Company's common stock for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2023	March 31, 2023	July 20, 2023	$0.3100
June 26, 2023	June 29, 2023	July 20, 2023	0.3200
September 27, 2023	September 28, 2023	January 19, 2024	0.3310
			$0.9610
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$25,524	$33,367	$84,337	$87,831
Denominator for basic & diluted weighted average share:	92,306,427	81,401,276	88,964,819	78,632,968
Basic & diluted earnings per share:	$0.28	$0.41	$0.95	$1.12

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Per share data: (1)
Net asset value, December 31, 2023 and December 31, 2022, respectively	$10.50	$10.29
Net investment income	1.00	0.97
Net realized and unrealized (losses) gains (2)	(0.06)	0.14
Net increase in net assets resulting from operations	0.94	1.11
Distributions declared to stockholders from net investment income	(0.99)	(0.96)
Net asset value, September 30, 2024 and September 30, 2023, respectively	$10.45	$10.44
Total return (3)	9.20%	11.16%
Shares outstanding at end of period	93,399,479	82,381,922
Average weighted shares outstanding for the period	88,964,819	78,632,968
Average net assets for the period	$934,782	$812,096
Ratio to average net assets:
Net investment income (4)	12.69%	12.60%
Total expenses (4)	5.18%	4.76%

Average debt outstanding — Wells Credit Facility	$431,658	$379,894
Asset coverage ratio	294.80%	338.72%
Portfolio turnover	19.64%	4.55%

Capital Commitments	$690,000	$690,000
Funded Capital Commitments	$690,000	$690,000
% of Capital Commitments funded	100.00%	100.00%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which are based on actual rate per share).
(2)The total amount shown may not correspond with the aggregate amount for the period, as it includes the effect of the timing of capital transactions, which, for the nine months ended September 30, 2024 and September 30, 2023, were $0.01 and $0.00, respectively.
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
(4)Annualized.

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Note 13. Subsequent Event
On November 1, 2024, the Company entered into Amendment No. 4 to the Loan and Security Agreement (the “Fourth Amendment”) by and among the Investment Advisor, as collateral manager, SLF I SPV, as borrower, the Company, as equityholder and seller, Wells Fargo as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto. The Fourth Amendment amended the Wells Fargo Credit Facility to, among other things, (i) extend the Facility Maturity Date (as defined in the Loan and Security Agreement) from December 2028 to November 2029, (ii) increase the maximum facility amount from $600,000 to $700,000, and (iii) modify the applicable spread used to determine the per annum interest rate payable under the Wells Credit Facility from 2.40% to 2.05%.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2024, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2024 and 2023, the consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 13, 2024

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
•the ability of New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., or its affiliates to attract and retain highly talented professionals;
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
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with over $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.

We conducted a private offering (the "Private Offering") of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any Private Offering, each investor in the Private Offering will make a capital commitment (each, a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with us (each, a "Subscription Agreement"). We commenced our loan origination and investment activities on the date we issued shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"), which occurred on February 18, 2020. We may conduct subsequent closings at times during our investment period (the "Investment Period"), which commenced on the Initial Closing Date and initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30, 2023 and September 30 2024, the Investment Period was automatically extended for an additional one year period to September 30, 2024 and September 30, 2025, respectively. Each investor will be required to make capital contributions to purchase our common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the Subscription Agreement entered into with each investor, we shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of our then outstanding common stock.
On December 9, 2020, we established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary whose assets are used to secure SLF I SPV's credit facility. On December 23, 2020, SLF I SPV entered into a Loan and Security Agreement among SLF I SPV as the borrower, the Investment Adviser as collateral manager, us as equity holder and seller,Wells Fargo Bank, National Association as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). On October 6, 2022, we established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV"), as a wholly-owned direct subsidiary. As of September 30, 2024 and December 31, 2023, there were no assets held by SLF I Opportunistic SPV.
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
As of September 30, 2024, our top five industry concentrations were software, business services, healthcare, financial services and consumer services.
As of September 30, 2024, our net assets were approximately $975.7 million and our portfolio had a fair value of approximately $1,479.0 million in 128 portfolio companies.
Recent Developments
On November 1, 2024, we entered into Amendment No. 4 to the Loan and Security Agreement (the “Fourth Amendment”) by and among the Investment Advisor, as collateral manager, SLF I SPV, as borrower, us, as equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto. The Fourth Amendment amended the Wells Credit Facility to, among other things, (i) extend the Facility Maturity Date (as defined in the Loan and Security Agreement) from December 2028 to November 2029, (ii) increase the maximum facility amount from $600,000 to $700,000, and (iii) modify the applicable spread used to determine the per annum interest rate payable under the Wells Credit Facility from 2.40% to 2.05%.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2024.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2024.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in our portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2024, we recognized PIK interest from investments of approximately $2.0 million and $6.4 million, respectively, and PIK dividends from investments of less than $0.1 million and $0.1 million, respectively. For the three and nine months ended September 30, 2023, we recognized PIK interest from investments of approximately $1.7 million and $4.4 million, respectively, and no PIK dividend income.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such are amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2024 and December 31, 2023, no investments were on non-accrual status.
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
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of September 30, 2024:

(in millions)	As of September 30, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,426.0	96.1%	$1,427.6	96.5%
Yellow	25.7	1.7%	23.8	1.6%
Orange	32.2	2.2%	27.6	1.9%
Red	—	—%	—	—%
	$1,483.9	100.0%	$1,479.0	100.0%
As of September 30, 2024, all investments in our portfolio had a Green Risk Rating, with the exception of two portfolio companies that had a Yellow Risk Rating and two portfolio companies that had an Orange Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our Board, was approximately $1,479.0 million in 128 portfolio companies at September 30, 2024 and approximately $1,320.4 million in 110 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended
(in millions)	September 30, 2024	September 30, 2023
New investments in 75 and 37 portfolio companies	$417.9	$90.9
Debt repayments in existing portfolio companies	(263.7)	(35.3)
Sales of securities in 1 and 4 companies	(2.4)	(19.0)
Change in unrealized appreciation on 66 and 76 portfolio companies	5.7	18.0
Change in unrealized depreciation on 62 and 31 portfolio companies	(9.6)	(6.9)
Recent Accounting Standards Updates
See Item 1.—Financial Information—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2024 and September 30, 2023
Revenue

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Total interest income	$41,081	$36,914
Dividend income	49	—
Fee income	1,652	788
Total investment income	$42,782	$37,702
Our total investment income increased by approximately $5.1 million, or 13%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. For the three months ended September 30, 2024, total investment income of approximately $42.8 million consisted of approximately $38.3 million in cash interest from investments, approximately $2.0 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $0.8 million, less than $0.1 million in PIK dividends from investments, and approximately $1.7 million in fee income. The increase in total interest income of approximately $4.2 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to a higher total invested portfolio balance. Fee income during the three months ended September 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and consent fees received from twenty-one different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Management fee	$2,342	$1,952
Interest and other financing expenses	9,773	7,209
Administrative expenses	345	280
Professional fees	292	224
Other general and administrative expenses	76	116
Net expenses	$12,828	$9,781
Our total net operating expenses increased by approximately $3.0 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Our management fee increased by $0.4 million, which was attributable to larger managed and invested capital balances as a result of the shares issued through the DRIP and higher drawn balances on the Wells Credit Facility.
Interest and other financing expenses increased by approximately $2.6 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to higher SOFR rates on higher average drawn balances on the Wells Credit Facility.
Professional fees, administrative expenses and other general and administrative expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 remained relatively flat.
Net Realized Gains and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net realized gains on investments	$—	$72
Net change in unrealized (depreciation) appreciation of investments	(4,430)	5,374
Net realized and unrealized (losses) gains	$(4,430)	$5,446
Our net unrealized depreciation resulted in a net loss of approximately $4.4 million for the three months ended September 30, 2024 as compared to the net realized gain and unrealized appreciation resulting in a net gain of approximately $5.4 million for the three months ended September 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2024 was primarily driven by the overall decrease in fair value of our investments during the period. The net gain for the three months ended September 30, 2023 was primarily driven by the overall increase in fair value of our investments during the period.
Results of Operations for the Nine Months Ended September 30, 2024 and September 30, 2023
Revenue

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Total interest income	$120,867	$103,338
Dividend income	49	—
Fee income	4,127	2,101
Total investment income	$125,043	$105,439
Our total investment income increased by approximately $19.6 million, or 19%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, total investment income of approximately $125.0 million consisted of approximately $110.7 million in cash interest from investments, approximately $6.4 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $3.8 million, less than $0.1 million in PIK dividends from investments, and approximately $4.1 million in fee income. The increase in total interest income of approximately $17.5 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to a higher total invested portfolio balance. Fee income during the nine months ended September 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and consent fees received from sixty different portfolio companies.
Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Management fee	$6,637	$5,794
Interest and other financing expenses	27,514	21,198
Administrative expenses	983	862
Professional fees	851	738
Other general and administrative expenses	232	314
Net expenses	$36,217	$28,906
Our total net operating expenses increased by approximately $7.3 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Our management fee increased by $0.8 million, which was attributable to larger managed and invested capital balances as a result of the shares issued through the DRIP and higher drawn balances on the Wells Credit Facility.
Interest and other financing expenses increased by approximately $6.3 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to higher SOFR rates on higher average drawn balances on the Wells Credit Facility.
Our total professional fees, administrative expenses and other general and administrative expenses increased by approximately $0.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to higher invested capital balances during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Net Realized (Losses) Gains and Net Change in Unrealized (Depreciation) Appreciation

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net realized (losses) gains on investments	$(573)	$191
Net change in unrealized (depreciation) appreciation of investments	(3,916)	11,107
Net realized and unrealized (losses) gains	$(4,489)	$11,298

Our net realized losses and unrealized depreciation resulted in a net loss of approximately $4.5 million for the nine months ended September 30, 2024 as compared to the net realized gain and unrealized appreciation resulting in a net gain of approximately $11.3 million for the nine months ended September 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2024 was primarily driven by a realized loss in TMK Hawk Parent, Corp. and the overall decrease in fair value of our investments during the period. The net gain for the nine months ended September 30, 2023 was primarily driven by the overall increase in fair value of our investments during the period.
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
The Investment Adviser, as our initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of the shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2024, our asset coverage ratio was 294.80%.
On September 30, 2024 and December 31, 2023, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2024	December 31, 2023
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At September 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $16.3 million and $22.2 million, respectively. Our cash (used in) provided by operating activities for the nine months ended September 30, 2024 and September 30, 2023, was approximately $(72.9) million and $35.7 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $204.6 million and $112.6 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2024 and December 31, 2023, we had commitment letters to purchase investments in the aggregate par amount of $26.9 million and $6.8 million, respectively, which could require funding in the future. As of September 30, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$500.9	$—	$—	$500.9	$—

(1)Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($500.9 million as of September 30, 2024) must be repaid on or before December 1, 2028. As of September 30, 2024, there was approximately $99.1 million of possible capacity remaining under the Wells Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
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
We have also entered into an administration agreement (the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator arranges office space for us and provides office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also maintains, or oversees the maintenance of, our financial records, our reports to stockholders and reports filed with the SEC. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared for the nine months ended September 30, 2024 and September 30, 2023 totaled approximately $88.9 million and $76.2 million, respectively.
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
We maintain an "opt out" dividend reinvestment plan (as amended from time to time, the "DRIP"), on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. On August 16, 2022, our Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the nine months ended September 30, 2024 and September 30, 2023, we issued 11,017,557 and 8,631,890 shares through the DRIP, respectively. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for additional details regarding our dividend reinvestment plan.

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
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. From March 2022 to July 2023, the Federal Reserve was periodically raising interest rates to combat inflation and maintained the same rate benchmark from July 2023 to September 2024. While the Federal Reserve cut its benchmark rate in the third and fourth quarters of 2024 for the first time since March 2020, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2024, certain of the loans held in our portfolio had SOFR interest rates. As of September 30, 2024, approximately 99.6% of our investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 0.4% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2024. Interest expense is calculated based on the terms of our Wells Credit Facility. For our credit facility, we use the outstanding balance as of September 30, 2024. This analysis does not take into account the impact of other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(16.38)%
-150 Basis Points	(12.29)%
-100 Basis Points	(8.19)%
-50 Basis Points	(4.10)%
+50 Basis Points	4.10%
+100 Basis Points	8.19%
+150 Basis Points	12.29%
+200 Basis Points	16.38%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

Item 1.    Legal Proceedings
We, our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2024. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2024 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
10.1
Amendment No. 4 to the Loan and Security Agreement, dated November 1, 2024, by and among New Mountain Finance Advisers, L.L.C., as collateral manager, NMF SLF I SPV, L.L.C., as borrower, NMF SLF I, Inc., as equityholder and seller, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and collateral custodian.*

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
(2)Previously filed in connection with NMF SLF I, Inc.'s current report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2024.

NMF SLF I, Inc.
By:	/s/ JOHN R. KLINE
John R. Kline President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board of Directors
By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)