Form 10-K
period 2024-12-31
NMF SLF I, Inc.
filed 2025-03-06
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of March 6, 2025 was 94,236,672. As of June 30, 2024, there was no established public market for the registrant's common stock.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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
New Mountain Finance Advisers, L.L.C.
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with over $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a six member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $6.5 million in the aggregate by a single issuer. For additional information on the Investment Committee, see "Investment Committee".
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
As of December 31, 2024, our top five industry concentrations were software, business services, healthcare, financial services and consumer services. At December 31, 2024, our portfolio consisted of 121 portfolio companies and was invested 97.2% in first lien loans, 2.1% in second lien loans, 0.3% in subordinated debt, and 0.4% in equity and other, as measured at fair value versus 110 portfolio companies invested 95.4% in first lien loans, 4.5% in second lien loans, 0.1% in subordinated debt, and less than 0.1% in equity and other, as measured at fair value at December 31, 2023.
The fair value of our investments, as determined in good faith by our Board, was approximately $1,445.7 million at December 31, 2024 and approximately $1,320.4 million at December 31, 2023. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Portfolio and Investment Activity in this Annual Report on Form 10-K for details.

The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2024, calculated as a percentage of fair value as of December 31, 2024:

December 31, 2024
Portfolio Company	Percent of Total Investments at Fair Value
Wealth Enhancement Group, LLC	2.2%
Syndigo LLC	2.1%
GS Acquisitionco, Inc.	2.0%
Zone Climate Services, Inc.	2.0%
Higginbotham Insurance Agency, Inc.	1.9%
Eclipse Topco, Inc.	1.9%
Associations Finance, Inc.	1.9%
Sierra Enterprises, LLC	1.8%
iCIMS, Inc.	1.8%
AAH Topco, LLC	1.7%
Total	19.3%

December 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	41.3%
Business Services	22.4%
Healthcare	14.9%
Financial Services	7.6%
Consumer Services	4.5%
Education	3.0%
Food & Beverage	1.8%
Consumer Products	1.4%
Packaging	1.3%
Distribution & Logistics	0.8%
Business Products	0.6%
Specialty Chemicals & Materials	0.4%
Total	100.0%
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
Investment Committee
The Investment Adviser is managed by a six member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $6.5 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein, Laura C. Holson and John R. Kline. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Andre V. Moura served on the Investment Committee from August 2023 to July 2024. Beginning in August 2024, Robert Mulcare was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $6.5 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
Portfolio Company Monitoring
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. Our portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Monitoring of Portfolio Investments in this Annual Report on Form 10-K for details.
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
The Private Offering
On January 27, 2020, we entered into separate subscription agreements with investors providing for the private placement of shares of our common stock in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and may enter into additional subscription agreements from time to time. Each investor in the private offering of our common stock (the "Private Offering") has made, or will make, a capital commitment (each, a "Capital Commitment") to purchase shares of our common stock pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). As of December 31, 2024, we had aggregate Capital Commitments from investors of $690.0 million. Our Capital Commitments were fully drawn as of December 31, 2024.
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
The Board re-approved the Investment Management Agreement on January 24, 2023, by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic, for a period of 12 months commencing on March 1, 2023. As a condition of the SEC's COVID-19 relief, our Board ratified its re-approval of the Investment Management Agreement at an in-person meeting held on July 27, 2023. The Investment Management Agreement was most recently re-approved by the Board on January 29, 2025, at an in-person meeting, for a period of 12 months commencing on March 1, 2025. Unless earlier terminated as described below, the Investment Management Agreement will remain in effect from year to year if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Management Agreement will automatically terminate in the event of an assignment by the Investment Adviser. The Investment Management Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting shares or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days' prior written notice to the applicable party. If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the Management Fee (as defined below). See Item 1A. Risk Factors—RISKS RELATING TO OUR OPERATIONS.
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
Pursuant to the Investment Management Agreement, as amended, for the period from January 22, 2020 through September 30, 2020 (the "Initial Fee Period"), the base management fee was calculated at an annual rate of 0.70% (the "Initial Fee Rate") of the aggregate Capital Commitments received at the initial acceptance of Capital Commitments, subject, to the adjustments described below. Specifically, the Initial Fee Rate was subject to reduction during all periods through September 30, 2020. Commencing with the quarterly period ending December 31, 2020 initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30, 2024, the Investment Period was automatically extended for an additional one year period to September 30, 2025. The base management fee was initially calculated at an annual blended rate with respect to the Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.70% in the case of Assets Invested equal to or less than $500.0 million, and (ii) 0.60% in the case of Assets Invested of greater than $500.0 million, subject, in each case, to the adjustments in the manner set forth in the Investment Management Agreement, as amended. Specifically, the quarterly fee percentage will be subject to reduction throughout the Investment Period with respect to target Assets Invested in the manner set forth in the Investment Management Agreement, as amended. "Assets Invested" was initially defined as, as of the end of each quarterly period, the sum of our (i) drawn Capital Commitments, and (ii) outstanding principal on borrowings.
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
As of December 31, 2024, 2.40% of our total assets were non-qualifying assets.
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
Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment (collectively, as "temporary investments"), so that 70.0% of our assets are qualifying assets. We will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2024.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2024.
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
Introduction
As an investment adviser registered under the Advisers Act, the Investment Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, and if applicable, its fiduciary duties under ERISA, the Investment Adviser recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.
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
We expect to remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the end of the fiscal year in which the fifth anniversary of any initial public offering by us has occurred, (iii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b‑2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which would occur if the market value of our shares that are held by non‑affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iv) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the preceding three‑year period. There is currently no public market for our shares of common stock and one is not expected to develop.
Investment Period
Our Investment Period commenced on the date of the Initial Closing, which occurred on February 18, 2020, and shall continue until the 48-month anniversary of the Initial Closing date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding shares elect to forego any such extension, upon not less than ninety days prior written notice to the Investment Adviser. Holders of a majority of our outstanding shares may also terminate the Investment Period as of any earlier anniversary of the date of the Initial Closing date, upon not less than ninety (90) days prior written notice to the Investment Adviser. The Investment Adviser may also terminate the Investment Period as of an earlier date in its discretion. The Investment Period initially continued until September 30, 2023. Effective September 30, 2024, the Investment Period was automatically extended for an additional one year period to September 30, 2025.
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
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of continued elevated interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, including, most recently, in June 2023, which suspended the debt ceiling through early January 1, 2025. On January 2, 2025, U.S. lawmakers reinstated the debt ceiling to the level of obligations accrued during the suspension or $36.1 trillion. As of January 22, 2025, the US government has hit the debt ceiling and exceeded its borrowing limit. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023. Although, in August 2024, Moody’s affirmed the U.S. government’s credit rating at AA+, with a stable outlook, there is no guarantee that there will not be a further downgrade in the future.

The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, and may lead to additional shutdowns in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
Changes to U.S. tariff and trade policies may have a negative impact on our portfolio companies, which may in turn negatively impact us.
Potential significant changes in U.S. trade policies and potential tariffs may create uncertainty regarding the relationship between the United States and certain other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These factors could restrict our portfolio companies’ access to suppliers or customers or increase the cost of such goods, which may have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.
Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.
The financial markets previously have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors in the past, there is no guarantee that the federal government will do so again in the future and other banks may be materially and adversely impacted. Our business is dependent on bank relationships. Continued strain on the financial health of banks with which we (or our portfolio companies) do or may in the future do business may adversely impact our business, financial condition and results of operations.
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
Following the November 2024 elections in the United States, the Republican Party controls the Presidency, the Senate, and the House of Representatives. Despite political tensions and uncertainty, changes in federal policy, including tax policies, and positions of regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain.
In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the Loper decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision in Loper could significantly impact how federal agencies will regulate consumer protection, advertising, cybersecurity, privacy, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
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
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee, John R. Kline and Laura C. Holson, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2024 consisted of approximately 270 employees and senior advisors of New Mountain Capital, and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
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
Leverage Arrangements into which we may enter may include covenants that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. Such arrangements may also include a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in a credit facility could limit our ability to make distributions to our stockholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
We may need to raise additional capital to grow.
We may need additional capital to fund new investments and grow. We may also issue debt securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC tax treatment. As a result, these earnings will not be available to fund new investments. If we are unable to borrow from financial institutions, we may be unable to grow our business and execute our business strategy fully, and our earnings, if any, could decrease, which could have an adverse effect on the value of our securities.
Changes in interest rates may affect our cost of capital and net investment income.
To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of elevated interest rates, our cost of funds would increase, which could reduce our net investment income. Conversely, in periods of declining interest rates, we may earn less interest from our investments and our cost of funds will also decrease to a lesser extent, resulting in lower net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent directors of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. The 1940 Act also prohibits us from participating in certain "joint" transactions with certain of our affiliates, including New Mountain Finance Corporation, New Mountain Private Credit Fund (including its predecessor, New Mountain Guardian III BDC, L.L.C.), New Mountain Guardian IV BDC, L.L.C., New Mountain Guardian IV Income Fund, L.L.C. and other funds and accounts that the Investment Adviser manages, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions (including certain co‑investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub‑advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any fund or any portfolio company of a fund managed by the Investment Adviser, or entering into joint arrangements such as certain co‑investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in qualifying assets such as U.S. private companies or thinly‑traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940

Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our election to be regulated as a BDC. If we decide to withdraw our election, or if we otherwise fail to operate as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a registered closed‑end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.
As a BDC, we are prohibited from acquiring any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We may acquire in the future other investments that are not "qualifying assets" to the extent permitted by the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we would be prohibited from investing in additional assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow‑on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.
Our ability to invest in public companies may be limited in certain circumstances.
To maintain our status as a BDC, we are not permitted to acquire any assets other than in "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow‑on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.
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
We will be subject to U.S. federal income tax imposed at corporate rates on all of our income if we are unable to maintain tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
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
•The annual distribution requirement generally is satisfied if we timely distribute dividends to our stockholders during the taxable year equal to at least 90.0% of our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) plus 90% of our net interest income excludable under Section 103(a) of the Code. Because we use debt financing, we would be subject to an asset coverage ratio requirement under the 1940 Act, and we may be subject to certain financial covenants contained in debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders, which distributions are necessary for us to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for tax treatment as a RIC and thus become subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
•The source‑of‑income requirement will be satisfied if at least 90.0% of our allocable share of gross income for each taxable year is derived from dividends, interest payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain "qualified publicly traded partnerships" (as defined in the Code) or other income derived with respect to our business of investing in such stock or securities.
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, (i) at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other such securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and (ii) no more than 25.0% of the value of our assets can be invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (b) the securities, other than securities of other RICs of two or more issuers that are controlled, as determined under applicable Code rules, by it and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more “qualified publicly traded partnerships”. Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to maintain our tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes). In this event, the resulting tax liability could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions, which would have a material adverse effect on our financial performance.

We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. Such quarterly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving stockholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions. In addition, our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to our stockholders could be limited. All distributions are paid at the discretion of our Board and depend on our earnings, financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. The distributions that we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital or gain from the sale or exchange of property for U.S. federal income tax purposes.
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
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
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
Legislative or other actions relating to taxes could have a negative effect on us.The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Similarly, there are a number of proposals in Congress that would also modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including significantly and negatively affect our ability to qualify for tax treatment as a RIC or otherwise impact the U.S. federal income tax consequences applicable to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
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
In December 2015 the United Nations adopted a climate accord (the "Paris Agreement”)with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Although the United States rejoined the Paris Agreement in 2021, the current administration has announced the United States would cease participation. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.
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
Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies including generative artificial intelligence such as ChatGPT. We cannot fully determine the impact of such evolving technology to our business at this time.
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
Before making portfolio investments, the Investment Adviser typically conducts due diligence that they deem reasonable and appropriate based on the facts and circumstances applicable to each portfolio investment. Due diligence may entail evaluation of, among other things, important and complex business, financial, tax, accounting, environmental, social, governance and legal issues. When conducting due diligence and making an assessment regarding an investment, the Investment Adviser relies on the resources available to it, including information provided by the target of the investment and, in some circumstances, third‑party investigations and reports. The due diligence investigation that the Investment Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the portfolio investment being successful. There can be no assurance that attempts to provide downside protection with respect to portfolio investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.

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
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of certain affiliates that have also elected to regulated as a BDC, including New Mountain Finance Corporation, New Mountain Private Credit Fund, New Mountain Guardian IV BDC, L.L.C and New Mountain Guardian IV Income Fund, L.L.C. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain its affiliates
We are generally not permitted to invest in any portfolio company in which New Mountain Capital or any of its affiliates currently have an investment or to make any co‑investments with New Mountain Capital or its affiliates, except to the extent permitted by the 1940 Act, or pursuant to previously obtained exemptive orders. This may adversely affect the pace at which we make investments.

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
Item 3.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of December 31, 2024. From time to time, we, or the Investment Adviser may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
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
Stockholders
As of March 6, 2025, there were 4 holders of record of our shares of common stock.
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
On March 24, 2021, our Board adopted an "opt out" dividend reinvestment plan (the "Dividend Reinvestment Plan" or "DRIP") on behalf of our stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of our common stock. If a stockholder chooses to "opt out", then such stockholder will receive cash in lieu of shares of our common stock. On August 16, 2022, our Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. We will only use newly-issued shares of common stock to implement the Dividend Reinvestment Plan. For the year ended December 31, 2024, we issued 11,854,750 shares through the Dividend Reinvestment Plan.
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
Sales of Unregistered Securities
There were no shares of common stock issued and sold in reliance upon the available exemptions from the registration requirements of the Securities Act, including Section 4(a)(2) and Regulation D promulgated thereunder, and no capital drawdowns were delivered pursuant to Subscription Agreements for the year ended December 31, 2024.
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
•the general economy, including fluctuating interest and inflation rates on the industries in which we invest;
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
We conducted a private offering (the "Private Offering") of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any Private Offering, each investor in the Private Offering will make a capital commitment (each, a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with us (each, a "Subscription Agreement"). We commenced our loan origination and investment activities on the date we issued shares to persons not affiliated with the Investment Adviser (the

"Initial Closing Date"), which occurred on February 18, 2020. We may conduct subsequent closings at times during our investment period (the "Investment Period"), which commenced on the Initial Closing Date and initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30 2024, the Investment Period was automatically extended for an additional one year period to September 30, 2025. Each investor will be required to make capital contributions to purchase our common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the Subscription Agreement entered into with each investor, we shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of our then outstanding common stock.
On December 9, 2020, we established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. On December 23, 2020, SLF I SPV entered into a Loan and Security Agreement among SLF I SPV as the borrower, the Investment Adviser as collateral manager, us as equity holder and seller, Wells Fargo Bank, National Association as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). On October 6, 2022, we established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary. As of December 31, 2024 and December 31, 2023, there were no assets held by SLF I Opportunistic SPV.
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
As of December 31, 2024, our top five industry concentrations were software, business services, healthcare, financial services and consumer services.
As of December 31, 2024, our net assets were approximately $983.7 million and our portfolio had a fair value, as determined in good faith by our board of directors (the "Board"), of approximately $1,445.7 million in 121 portfolio companies.
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
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our Board is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and any regulations promulgated thereunder ("Benefit Plan Investors"), hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, an unaffiliated third-party (the "Sub-

Administrator") has been engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator are set forth in more detail below:
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2024.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the year ended December 31, 2024.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in our portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2024 and December 31, 2023, we recognized PIK interest from investments of approximately $8.7 million and $6.1 million, respectively, and PIK dividends from investments of $0.2 million million and $0.0 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amount are deemed collectible.
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
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of "4" to "1", with "4" being the best and "1" being the worst:
•Tier 4 – Business performance is in-line with or above expectations
•Tier 3 – Moderate business underperformance and/or moderate market headwinds
•Tier 2 – Significant business underperformance and/or significant market headwind
•Tier 1 – Severe business underperformance and/or severe market headwinds
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company's business and credit quality, the underlying portfolio company's current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of "A" to "C", with "A" being the best and "C" being the worst.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2024:

(in millions)	As of December 31, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,386.3	95.5%	$1,389.8	96.1%
Yellow	31.9	2.2%	28.1	2.0%
Orange	32.8	2.3%	27.8	1.9%
Red	—	—%	—	—%
	$1,451.0	100.0%	$1,445.7	100.0%
As of December 31, 2024, all investments in our portfolio had a Green Risk Rating with the exception of three portfolio companies that had a Yellow Risk Rating and two portfolio companies that had an Orange Risk Rating.
During the fourth quarter of 2024, we placed our first lien positions in KWOR Acquisition, Inc. ("KWOR") on non-accrual status. As of December 31, 2024, our first lien position in KWOR had an aggregate cost basis of $20.2 million, an aggregate fair value of $16.4 million and total unearned interest income of $1.4 million for the year then ended. As of December 31, 2024, our investment in KWOR had an Orange Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our Board, was approximately $1,445.7 million in 121 portfolio companies at December 31, 2024 and approximately $1,320.4 million in 110 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,
(in millions)	2024	2023
New investments in 78 and 58 portfolio companies, respectively	$462.1	$230.9
Debt repayments in existing portfolio companies	(330.5)	(62.3)
Sales of securities in 5 and 12 portfolio companies, respectively	(17.3)	(48.2)
Change in unrealized appreciation on 65 and 84 portfolio companies, respectively	6.7	23.3
Change in unrealized depreciation on 71 and 30 portfolio companies, respectively	(11.0)	(6.5)
Recent Accounting Standards Updates
See Part II—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards in this Annual Report on Form 10-K for details on recent accounting standards updates.
Results of Operations for the Years Ended December 31, 2024 and December 31, 2023
Results of Operations for the fiscal year ended December 31, 2022 can be found in Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on March 13, 2023, which is incorporated by reference herein.
Revenue

	Year Ended December 31,
(in thousands)	2024	2023
Interest income	$159,586	$141,861
Dividend income	228	—
Fee income	5,100	3,029
Total investment income	$164,914	$144,890
Our total investment income increased by approximately $20.0 million, or 14%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. For the year ended December 31, 2024, total investment income of approximately $164.9 million consisted of approximately $146.0 million in cash interest from investments, approximately $8.7 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $4.8 million, $0.2 million in PIK dividends from investments, and approximately $5.1 million in fee income. The increase in interest income of approximately $17.7 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to a higher total invested portfolio balance. Fee income during the year ended December 31, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and consent fees received from 65 different portfolio companies.

Operating Expenses

	Year Ended December 31,
(in thousands)	2024	2023
Management fee	$8,997	$7,863
Interest and other financing expenses	36,962	29,312
Administrative expenses	1,321	1,160
Professional fees	1,084	1,038
Other general and administrative expenses	304	329
Net expenses	$48,668	$39,702
Our total net operating expenses increased by approximately $9.0 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Our management fee increased by approximately $1.1 million which was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $7.7 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to higher SOFR rates on higher average drawn balances on the Wells Credit Facility.
Our total professional fees, administrative expenses and other general and administrative expenses increased by approximately $0.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to higher invested capital balances during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Net Realized (Losses) Gains and Net Change in Unrealized (Depreciation) Appreciation

	Year Ended December 31,
(in thousands)	2024	2023
Net realized (losses) gains on investments	$(56)	$(11)
Net change in unrealized appreciation (depreciation) of investments	(4,330)	16,827
Net realized and unrealized gains (losses)	$(4,386)	$16,816
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $4.4 million for the year ended December 31, 2024 as compared to the net realized losses and unrealized appreciation resulting in a net gain of $16.8 million for the year ended December 31, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2024 was was primarily driven by the overall decrease in fair value of our investments during the period. The net gain for the year ended December 31, 2023 was primarily driven by the overall increase in fair value of our investments during the period.
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
The Investment Adviser, as our initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of our shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2024, our asset coverage ratio was 295.0%.

At December 31, 2024 and December 31, 2023, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	December 31, 2024	December 31, 2023
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At December 31, 2024 and December 31, 2023, our credit facilities consisted of the Wells Credit Facility. See Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information.
At December 31, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $20.4 million and $22.2 million, respectively. Our cash used in operating activities for the years ended December 31, 2024 and December 31, 2023, was approximately $20.3 million and $27.6 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $186.0 million and $112.6 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2024 and December 31, 2023, we had commitment letters to purchase investments in the aggregate par amount of $0.0 million and $6.8 million, respectively, which could require funding in the future. As of December 31, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$504.4	$—	$—	$504.4	$—

(1)        Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($504.4 million as of December 31, 2024) must be repaid on or before November 1, 2029. As of December 31, 2024, there was approximately $195.6 million of possible capacity remaining under the Wells Credit Facility. See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K, for material details on the Wells Credit Facility.
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

Distributions and Dividends
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2024 and December 31, 2023, total distributions declared were $117.2 million and $105.4 million, respectively, of which the distributions were comprised of approximately 97.30% and 98.96%, respectively, of ordinary income, 2.55% and 1.04%, respectively, of long-term capital gains and 0.15% and 0.00%, respectively, of a return of capital. Future distributions, if any, will be determined by our board of directors.
We intend to pay semi-annual distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a semi-annual basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
We maintain an "opt out" dividend reinvestment plan, as amended from time to time (the "DRIP"), on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of our common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. On August 16, 2022, our board of directors amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, we issued 11,854,750, 8,631,890 and 6,010,548 shares through the DRIP, respectively. See Part II — Item 8— Financial Statements—Note 2. Summary of Significant Accounting Policies for additional details regarding our DRIP.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions. As our assets are treated as "plan assets" under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective future investments are at the same level of such issuer's capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. From March 2022 to July 2023, the Federal Reserve was periodically raising interest rates to combat inflation and maintained the same rate benchmark from July 2023 to September 2024. In September 2024, the Federal Reserve decreased interest rates by 0.50%. In December 2024, the Federal Reserve decreased interest rates by an additional 0.25% and held rates unchanged in January 2025. The Federal Reserve has indicated that it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. While the Federal Reserve cut its benchmark rate three times in 2024 for the first time since March 2020 and indicated that there may be additional rate cuts in 2025, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. In addition, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the twelve months ended December 31, 2024, certain of the loans held in our portfolio had SOFR interest rates. As of December 31, 2024, approximately 99.3% of our investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and 0.7% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2024. Interest expense is calculated based on the terms of our Wells Credit Facility. For our credit facility, we use the outstanding balance as of December 31, 2024. This analysis does not take into account the impact of other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(17.50)%
-150 Basis Points	(13.13)%
-100 Basis Points	(8.75)%
-50 Basis Points	(4.38)%
+50 Basis Points	4.38%
+100 Basis Points	8.75%
+150 Basis Points	13.13%
+200 Basis Points	17.50%

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of NMF SLF I, Inc. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, the consolidated financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024, and 2023, by correspondence with the loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

March 6, 2025
We have served as the Company’s auditor since 2019.

NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,451,005 and $1,321,455, respectively)	$1,445,655	$1,320,435
Cash and cash equivalents	20,399	22,158
Receivable from unsettled securities sold	10,303	2,992
Interest and dividend receivable	10,030	9,716
Other assets	485	148
Total assets	$1,486,872	$1,355,449
Liabilities
Borrowings
Wells Credit Facility	$504,400	$433,800
Deferred financing costs (net of accumulated amortization of $5,050 and $2,959, respectively)	(7,467)	(7,243)
Net borrowings	496,933	426,557
Interest payable	2,908	2,936
Management fee payable	2,360	2,069
Payable to affiliates	122	147
Distribution payable	—	56,514
Payable for unsettled securities purchased	—	1,344
Other liabilities	819	828
Total liabilities	503,142	490,395
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value $0.001, 500,000,000 shares authorized, 94,236,672 and 82,381,922 shares issued and outstanding, respectively	94	82
Paid in capital in excess of par	983,610	860,861
Accumulated undistributed earnings	26	4,111
Total net assets	$983,730	$865,054
Total liabilities and net assets	$1,486,872	$1,355,449
Net asset value per share	$10.44	$10.50

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2024	2023	2022
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$150,849	$135,768	$90,508
PIK interest income	8,737	6,093	4,089
Dividend income	228	—	—
Fee income	5,100	3,029	4,663
Total investment income	164,914	144,890	99,260
Expenses
Interest and other financing expenses	36,962	29,312	16,724
Management fee	8,997	7,863	7,015
Administrative expenses	1,321	1,160	1,031
Professional fees	1,084	1,038	1,014
Other general and administrative expenses	304	329	304
Total expenses	48,668	39,702	26,088
Net investment income	116,246	105,188	73,172
Net realized (losses) gains on investments	(56)	(11)	1,260
Net change in unrealized (depreciation) appreciation of investments	(4,330)	16,827	(26,988)
Net realized and unrealized (losses) gains	(4,386)	16,816	(25,728)
Net increase in net assets resulting from operations	$111,860	$122,004	$47,444
Earnings per share (basic & diluted)	$1.24	$1.53	$0.66
Weighted average shares of common stock outstanding - basic & diluted (See Note 11)	90,094,782	79,577,910	71,995,717

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Year Ended December 31,
	2024	2023	2022
Increase (decrease) in net assets resulting from operations
Net investment income	$116,246	$105,188	$73,172
Net realized (losses) gains on investments	(56)	(11)	1,260
Net change in unrealized (depreciation) appreciation of investments	(4,330)	16,827	(26,988)
Net increase in net assets resulting from operations	111,860	122,004	47,444
Capital transactions
Distributions declared to stockholders from net investment income	(114,050)	(104,327)	(69,549)
Distributions declared to stockholders from realized gains	(2,993)	(1,096)	(3,036)
Return of capital distributions declared to stockholders	(172)	—	—
Reinvestment of distributions	124,031	89,398	64,117
Total net increase (decrease) in net assets resulting from capital transactions	6,816	(16,025)	(8,468)
Net increase in net assets	118,676	105,979	38,976
Net assets at the beginning of the period	865,054	759,075	720,099
Net assets at the end of the period	$983,730	$865,054	$759,075

Capital share activity
Shares issued from the reinvestment of distributions	11,854,750	8,631,890	6,010,548
Net increase in shares of common stock outstanding	11,854,750	8,631,890	6,010,548

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$111,860	$122,004	$47,444
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in by operating activities:
Net realized losses (gains) on investments	56	11	(1,260)
Net change in unrealized depreciation (appreciation) of investments	4,330	(16,827)	26,988
Amortization of purchase discount	(4,754)	(3,890)	(4,994)
Amortization of deferred financing costs	2,091	984	887
Non-cash investment income	(9,468)	(5,824)	(3,963)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(461,813)	(230,547)	(310,543)
Proceeds from sales and paydowns of investments	347,760	110,507	194,923
Cash paid for purchase of drawn portion of revolving credit facilities	(578)	(466)	(34)
Cash paid on drawn revolving credit facilities	(27,796)	(30,915)	(30,464)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	258	134	174
Cash repayments on drawn revolvers	26,785	30,781	25,863
Interest and dividend receivable	(314)	(2,883)	(1,596)
Receivable from unsettled securities sold	(7,311)	(2,992)	—
Other assets	(337)	180	9
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(1,344)	1,344	(27,781)
Management fee payable	291	191	418
Interest payable	(28)	755	1,535
Accrued organizational and offering expenses	—	(61)	61
Payable to affiliates	(25)	(13)	46
Other liabilities	(5)	(48)	379
Net cash flows used in operating activities	(20,342)	(27,575)	(81,908)
Cash flows from financing activities
Distributions paid	(49,698)	—	—
Proceeds from Wells Credit Facility	313,100	149,000	247,000
Repayment of Wells Credit Facility	(242,500)	(109,700)	(170,500)
Deferred financing costs paid	(2,319)	(5,579)	(6)
Net cash flows provided by financing activities	18,583	33,721	76,494
Net (decrease) increase in cash and cash equivalents	(1,759)	6,146	(5,414)
Cash and cash equivalents at the beginning of the period	22,158	16,012	21,426
Cash and cash equivalents at the end of the period	$20,399	$22,158	$16,012
Supplemental disclosure of cash flow information
Cash interest paid	$34,022	$27,189	$13,922
Non-cash operating activities:
Non-cash activity on investments	$1,567	$—	$—
Non-cash financing activities:
Distributions declared and payable	$—	$56,514	$40,489
Value of shares issued in connection with reinvestment of distributions	124,031	89,398	64,117
Accrual for deferred financing costs	—	4	—

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)	SOFR(Q)	5.00%	9.50%	12/2020	10/2028	$18,116	$18,006	$18,116
	First Lien(2)(3)	SOFR(Q)	5.00%	9.55%	08/2021	10/2028	5,776	5,762	5,776
	First Lien(3)	SOFR(Q)	5.00%	9.56%	06/2021	10/2028	4,860	4,847	4,860
	First Lien(3)	SOFR(Q)	5.00%	9.55%	05/2022	10/2028	2,658	2,655	2,658
							31,410	31,270	31,410	3.19%
Syndigo LLC
Software	First Lien(2)(6)	SOFR(Q)	4.50%	9.28%	12/2020	12/2027	25,557	25,313	25,636
	Second Lien(3)	SOFR(Q)	8.00%	12.89%	12/2020	12/2028	4,000	3,981	4,000
							29,557	29,294	29,636	3.01%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.58%	02/2020	05/2028	29,495	29,440	29,496	3.00%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.50%	10.27%	03/2022	03/2028	27,331	27,165	26,666
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	10.42%	03/2022	03/2028	2,198	2,193	2,145
							29,529	29,358	28,811	2.93%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.86%	11/2020	11/2028	23,192	23,121	23,192
	First Lien(3)	SOFR(M)	4.50%	8.86%	11/2020	11/2028	4,573	4,552	4,573
							27,765	27,673	27,765	2.82%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	6.50%	11.32%	05/2024	07/2028	21,208	21,199	21,208
	Subordinated(3)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,415	3,408	3,415
	Subordinated(3)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	1,304	1,301	1,304
	First Lien(3)(4) - Drawn	SOFR(Q)	6.50%	11.28%	05/2024	07/2028	660	660	660
	First Lien(3)(4) - Drawn	SOFR(Q)	6.50%	11.32%	05/2024	07/2028	274	274	274
							26,861	26,842	26,861	2.73%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)(3)	SOFR(Q)	6.75%	11.34%	07/2023	05/2027	26,649	24,488	26,649	2.71%
iCIMS, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.38%	08/2022	08/2028	21,127	21,011	20,968
	First Lien(3)	SOFR(Q)	6.25%	10.88%	10/2022	08/2028	5,126	5,094	5,087
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	10.34%	08/2022	08/2028	374	377	371
							26,627	26,482	26,426	2.69%
AAH Topco, LLC
Consumer Services	First Lien(3)	SOFR(M)	5.25%	9.71%	12/2021	12/2027	11,630	11,572	11,630
	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.71%	12/2021	12/2027	11,517	11,452	11,517
	First Lien(3)(4) - Drawn	SOFR(M)	5.25%	9.71%	11/2023	12/2027	2,084	2,068	2,084
							25,231	25,092	25,231	2.56%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.36%	12/2020	12/2027	$17,386	$17,318	$17,386
	First Lien(2)(3)	SOFR(M)	5.00%	9.36%	12/2020	12/2027	5,263	5,241	5,263
	First Lien(3)	SOFR(M)	5.00%	9.36%	01/2022	12/2027	2,563	2,551	2,563
							25,212	25,110	25,212	2.56%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.11%	12/2021	12/2028	23,162	23,014	23,162
	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.11%	05/2022	12/2028	1,466	1,456	1,466
							24,628	24,470	24,628	2.50%
Diamondback Acquisition, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.50%	9.96%	09/2021	09/2028	24,567	24,420	24,567	2.50%
Kaseya Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.50%	10.09%	06/2022	06/2029	22,890	22,750	22,890
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.09%	06/2022	06/2029	539	532	539
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.83%	06/2022	06/2029	346	346	346
	First Lien(3)	SOFR(Q)	5.50%	10.09%	06/2022	06/2029	85	85	85
							23,860	23,713	23,860	2.43%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)	SOFR(Q)	5.00%	9.57%	09/2021	09/2028	23,175	23,034	23,175	2.36%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	6.50%/PIK	10.93%	12/2021	12/2028	24,020	23,892	21,918
	First Lien(3)	SOFR(Q)*	6.50%/PIK	10.93%	12/2021	12/2028	1,248	1,247	1,139
							25,268	25,139	23,057	2.34%
Anaplan, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.58%	06/2022	06/2029	22,941	22,777	22,941	2.33%
PDQ.com Corporation
Software	First Lien(2)(3)	SOFR(Q)	4.75%	9.34%	09/2021	08/2027	13,090	13,057	13,090
	First Lien(2)(3)	SOFR(Q)	4.75%	9.34%	09/2021	08/2027	8,967	8,945	8,967
	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.41%	10/2023	08/2027	695	690	695
							22,752	22,692	22,752	2.31%
Thermostat Purchaser III, Inc.
Business Services	First Lien(2)(6)	SOFR(Q)	4.25%	8.58%	08/2021	08/2028	18,525	18,497	18,525
	First Lien	SOFR(Q)	4.25%	8.58%	08/2021	08/2028	3,332	3,324	3,332
							21,857	21,821	21,857	2.22%
Eclipse Topco, Inc. (9)
Eclipse Buyer, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.26%	09/2024	09/2031	21,349	21,247	21,243	2.16%
Notorious Topco, LLC
Consumer Products	First Lien(2)(3)(6)	SOFR(Q)*	4.75% + 2.50%/PIK	11.91%	11/2021	11/2027	21,068	20,981	19,357
	First Lien(3)	SOFR(Q)*	4.75%+ 2.50%/PIK	11.91%	11/2021	11/2027	1,836	1,829	1,687
							22,904	22,810	21,044	2.14%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Pioneer Topco I, L.P. (7)
Pioneer Buyer I, LLC
Software	First Lien(3)	SOFR(Q)	6.50%	10.83%	11/2021	11/2028	$18,231	$18,160	$18,231
	First Lien(3)	SOFR(Q)	6.50%	10.83%	03/2022	11/2028	1,985	1,975	1,985
							20,216	20,135	20,216	2.06%
Avalara, Inc.
Software	First Lien(2)(3)	SOFR(Q)	6.25%	10.58%	10/2022	10/2028	20,012	19,834	20,012	2.03%
OEConnection LLC
Software	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.36%	04/2024	04/2031	19,921	19,830	19,921	2.03%
MRI Software LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.08%	01/2020	02/2027	10,692	10,673	10,692
	First Lien(3)	SOFR(Q)	4.75%	9.08%	01/2020	02/2027	3,056	3,045	3,056
	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.08%	03/2021	02/2027	3,033	3,031	3,033
	First Lien(3)	SOFR(Q)	4.75%	9.08%	03/2021	02/2027	2,837	2,834	2,837
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.08%	08/2024	02/2027	163	160	163
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.08%	01/2020	02/2027	79	82	79
							19,860	19,825	19,860	2.02%
NC Topco, LLC
Software	First Lien(2)(3)(6)	SOFR(M)*	2.50%+2.75%/PIK	9.61%	08/2024	09/2031	19,737	19,643	19,638	2.00%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.18%	08/2021	08/2028	16,521	16,422	16,303
	First Lien(3)	SOFR(Q)	5.75%	10.18%	08/2021	08/2028	1,739	1,736	1,716
	First Lien(3)	SOFR(Q)	5.75%	10.20%	08/2021	08/2027	1,348	1,341	1,330
							19,608	19,499	19,349	1.97%
Model N, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.33%	06/2024	06/2031	18,809	18,721	18,715	1.90%
Relativity ODA LLC
Software	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.86%	05/2021	05/2029	18,592	18,500	18,516	1.88%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.93%	10/2021	10/2028	12,030	11,956	12,030
	First Lien(3)	SOFR(Q)	5.50%	9.93%	10/2021	10/2028	5,549	5,523	5,549
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.30%	10/2021	10/2027	603	606	603
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.90%	06/2022	10/2028	206	204	206
	First Lien(3)	SOFR(Q)	5.50%	9.93%	10/2021	10/2028	48	44	48
							18,436	18,333	18,436	1.87%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)(6)	SOFR(S)	5.75%	10.94%	10/2021	10/2028	11,399	11,329	11,142
	First Lien(2)(3)(6)	SOFR(S)	5.75%	10.94%	12/2021	10/2028	7,164	7,119	7,003
							18,563	18,448	18,145	1.85%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Oranje Holdco, Inc.
Education	First Lien(3)	SOFR(Q)	7.75%	12.32%	01/2023	02/2029	$14,453	$14,317	$14,453
	First Lien(3)	SOFR(Q)	7.25%	11.82%	06/2024	02/2029	3,545	3,513	3,545
							17,998	17,830	17,998	1.83%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.63%	12/2021	11/2028	16,494	16,374	16,494
	First Lien(3)	SOFR(Q)	5.75%	10.67%	12/2021	11/2028	1,257	1,250	1,257
							17,751	17,624	17,751	1.80%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.71%	05/2022	09/2027	14,603	14,519	14,603
	First Lien(3)	SOFR(M)	5.25%	9.71%	05/2022	09/2027	2,876	2,867	2,876
							17,479	17,386	17,479	1.78%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.08%	08/2024	08/2031	13,914	13,848	13,844
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.08%	08/2024	08/2031	2,591	2,578	2,578
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.08%	08/2024	08/2031	407	405	405
							16,912	16,831	16,827	1.71%
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)*	3.00% +3.25%/PIK	10.91%	04/2021	04/2028	17,983	17,901	16,814	1.71%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.23%	12/2021	12/2027	8,848	8,798	8,848
	First Lien(3)	SOFR(Q)	5.75%	10.23%	12/2021	12/2027	2,970	2,954	2,970
	First Lien(3)	SOFR(Q)	5.75%	10.23%	12/2021	12/2027	2,951	2,935	2,951
	First Lien(3)	SOFR(Q)	6.00%	10.48%	07/2022	12/2027	1,926	1,915	1,926
							16,695	16,602	16,695	1.70%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.43%	07/2024	07/2031	15,402	15,329	15,325
	First Lien(3)(4) - Drawn	SOFR(S)	4.75%	9.04%	07/2024	07/2031	1,352	1,346	1,345
							16,754	16,675	16,670	1.69%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	P(Q)(10)	4.25%	11.75%	12/2021	12/2028	17,372	17,288	14,054
	First Lien(3)	P(Q)(10)	4.25%	11.75%	12/2021	12/2027	2,884	2,872	2,333
							20,256	20,160	16,387	1.67%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.26%	06/2024	08/2029	9,856	9,856	9,856
	First Lien(3)	SOFR(Q)	6.00%	10.52%	09/2023	08/2029	5,947	5,922	5,947
							15,803	15,778	15,803	1.61%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foundational Education Group, Inc.
Education	First Lien(2)(6)	SOFR(Q)	3.75%	8.60%	08/2021	08/2028	$9,192	$9,163	$9,007
	Second Lien(2)(3)(6)	SOFR(Q)	6.50%	11.35%	08/2021	08/2029	6,488	6,466	6,488
							15,680	15,629	15,495	1.58%
CentralSquare Technologies, LLC
Software	First Lien(2)(3)(6)	SOFR(M)*	2.88% + 3.38%PIK	10.63%	04/2024	04/2030	15,359	15,192	15,359	1.56%
Enverus Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.50%	9.86%	12/2023	12/2029	14,983	14,886	14,983
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	9.86%	12/2023	12/2029	34	35	34
							15,017	14,921	15,017	1.53%
Businessolver.com, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.93%	12/2021	12/2027	14,451	14,417	14,451
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.93%	12/2021	12/2027	532	532	532
							14,983	14,949	14,983	1.52%
Coupa Holdings, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.84%	11/2024	02/2030	14,419	14,286	14,419	1.47%
Eisner Advisory Group LLC
Financial Services	First Lien(2)(6)	SOFR(M)	4.00%	8.36%	02/2024	02/2031	14,223	14,112	14,410	1.47%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(3)	SOFR(Q)	6.75%	11.30%	10/2024	11/2029	14,505	14,328	14,324	1.46%
Superman Holdings, LLC
Software	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.86%	08/2024	08/2031	13,947	13,913	13,912	1.41%
Bullhorn, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.36%	09/2020	10/2029	9,093	9,070	9,093
	First Lien(3)	SOFR(M)	5.00%	9.36%	05/2024	10/2029	4,602	4,602	4,602
							13,695	13,672	13,695	1.39%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.36%	11/2023	11/2030	12,614	12,582	12,614
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.36%	11/2023	11/2030	831	828	831
							13,445	13,410	13,445	1.37%
YLG Holdings, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	4.75%	9.09%	06/2024	12/2030	7,089	7,089	7,089
	First Lien(3)	SOFR(Q)	4.75%	9.09%	06/2024	12/2030	6,354	6,321	6,354
							13,443	13,410	13,443	1.37%
Runway Bidco, LLC
Software	First Lien(2)	SOFR(Q)	5.00%	9.33%	12/2024	12/2031	13,453	13,387	13,386	1.36%
USRP Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.36%	07/2021	12/2029	11,303	11,286	11,303
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.36%	07/2023	12/2029	1,446	1,426	1,446
	First Lien(3)	SOFR(M)	5.00%	9.36%	07/2021	12/2029	466	463	466
							13,215	13,175	13,215	1.34%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.61%	05/2022	05/2029	$9,899	$9,830	$9,899
	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.11%	10/2023	05/2029	2,992	2,968	2,992
							12,891	12,798	12,891	1.31%
Nielsen Consumer Inc.**
Business Services	First Lien(2)(6)	SOFR(M)	4.75%	9.11%	06/2024	03/2028	11,999	11,395	11,971	1.22%
CFS Management, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	6.25% + 2.25%/PIK	13.09%	09/2021	09/2026	9,173	9,173	8,256
	First Lien(3)	SOFR(Q)*	6.25% +2.25%/PIK	13.09%	09/2021	09/2026	3,512	3,512	3,161
							12,685	12,685	11,417	1.16%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.40%	06/2022	06/2028	11,303	11,303	11,241	1.14%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.36%	10/2021	10/2028	10,229	10,167	10,229
	First Lien(3)	SOFR(M)	5.00%	9.36%	10/2021	10/2028	862	858	862
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.37%	07/2024	10/2028	76	76	76
	First Lien(3)	SOFR(M)	5.00%	9.36%	10/2021	10/2028	52	51	52
							11,219	11,152	11,219	1.14%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)	SOFR(M)	4.75%	9.21%	07/2023	10/2030	7,050	7,015	7,050
	First Lien(3)	SOFR(M)	4.75%	9.21%	07/2023	10/2030	4,128	4,113	4,128
							11,178	11,128	11,178	1.14%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.71%	09/2021	09/2027	11,106	11,047	11,106	1.13%
GraphPAD Software, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.08%	06/2024	06/2031	10,153	10,129	10,127
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.08%	06/2024	06/2031	254	248	253
							10,407	10,377	10,380	1.06%
Diligent Corporation
Software	First Lien(2)(3)(6)	SOFR(S)	5.00%	10.09%	04/2024	08/2030	8,504	8,475	8,504
	First Lien(3)	SOFR(S)	5.00%	10.09%	04/2024	08/2030	1,458	1,453	1,458
							9,962	9,928	9,962	1.01%
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)*	2.75% + 3.25%/PIK	10.46%	08/2021	08/2028	7,329	7,286	7,113
	First Lien(3)	SOFR(M)*	2.75% + 3.25%/PIK	10.46%	08/2021	08/2028	1,407	1,393	1,366
	First Lien(3)	SOFR(M)*	2.75% + 3.25%/PIK	10.46%	08/2021	08/2028	1,299	1,296	1,261
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	9.96%	08/2021	08/2027	79	82	76
							10,114	10,057	9,816	1.00%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.61%	09/2022	10/2029	$9,696	$9,590	$9,696	0.99%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(S)	4.75%	9.03%	10/2023	12/2028	8,490	8,455	8,490
	First Lien(3)	SOFR(S)	4.75%	9.03%	10/2023	12/2028	1,134	1,125	1,134
							9,624	9,580	9,624	0.98%
RXB Holdings, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.97%	07/2021	12/2027	6,221	6,213	6,221
	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.61%	06/2023	12/2027	3,373	3,312	3,373
							9,594	9,525	9,594	0.98%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.21%	07/2021	07/2028	5,931	5,887	5,931
	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.21%	07/2022	07/2028	3,513	3,489	3,513
	Subordinated(3)	SOFR(Q)	7.50%	11.93%	07/2022	07/2029	1	1	1
							9,445	9,377	9,445	0.96%
Xactly Corporation
Software	First Lien(2)(3)	SOFR(Q)	6.25%	10.86%	06/2020	07/2027	9,449	9,002	9,345	0.95%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)*	2.75% + 2.75%/PIK	10.02%	08/2024	08/2031	9,303	9,215	9,210
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.41%	08/2024	08/2030	109	108	108
							9,412	9,323	9,318	0.95%
Houghton Mifflin Harcourt Company
Education	First Lien(2)(6)	SOFR(M)	5.25%	9.71%	10/2023	04/2029	9,415	9,169	9,289	0.94%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.09%	10.85%	03/2021	03/2028	7,401	7,342	7,401
	First Lien(3)	SOFR(Q)	6.09%	10.69%	03/2021	03/2028	1,535	1,531	1,535
							8,936	8,873	8,936	0.91%
Power Grid Holdings, Inc.
Business Products	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.08%	11/2023	12/2030	8,496	8,440	8,496	0.86%
Ciklum Inc.**
Business Services	First Lien(2)(3)(6)	SOFR(Q)	6.50%	11.17%	02/2024	02/2030	7,511	7,427	7,511	0.76%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(M)	6.00%	10.36%	10/2023	11/2030	7,300	7,235	7,300	0.74%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.41%	10.73%	03/2021	04/2028	6,206	6,181	6,049
	First Lien(3)	SOFR(Q)	6.41%	10.73%	03/2021	04/2028	515	512	502
	First Lien(3)	SOFR(Q)	6.41%	10.73%	03/2021	04/2028	354	353	345
	First Lien(3)	SOFR(Q)	6.50%	10.83%	12/2022	04/2028	241	238	235
							7,316	7,284	7,131	0.72%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Maverick Bidco Inc.
Software	Second Lien	SOFR(Q)	6.75%	11.49%	04/2021	05/2029	$6,800	$6,788	$6,675	0.68%
Bayou Intermediate II, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	4.50%	9.35%	03/2024	08/2028	6,437	6,408	6,437	0.65%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(6)	SOFR(S)	5.25%	9.76%	06/2021	06/2028	4,966	4,942	4,966
	First Lien(3)	SOFR(S)	5.25%	9.94%	06/2021	06/2028	1,442	1,433	1,442
							6,408	6,375	6,408	0.65%
Pushpay USA Inc.**
Software	First Lien(2)(6)	SOFR(Q)	4.50%	8.83%	08/2024	08/2031	6,246	6,186	6,301	0.64%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(6)	SOFR(Q)*	6.75% + 2.00%/PIK	13.08%	07/2021	07/2027	5,520	5,491	5,492
	First Lien(3)(4) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	13.11%	07/2021	07/2026	620	620	618
							6,140	6,111	6,110	0.62%
CommerceHub, Inc.
Software	First Lien(3)	SOFR(Q)	6.25%	10.90%	06/2023	12/2027	5,992	5,720	5,992	0.61%
Planview Parent, Inc.
Software	Second Lien(2)	SOFR(Q)	5.75%	10.08%	06/2024	12/2028	6,000	5,986	5,985	0.61%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.72%	09/2021	09/2027	5,019	5,008	5,019
	First Lien(3)	SOFR(M)	5.25%	9.72%	09/2021	09/2027	811	809	811
	First Lien(3)(4) - Drawn	P(Q)	4.25%	11.75%	09/2021	09/2027	83	84	83
							5,913	5,901	5,913	0.60%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.11%	05/2024	06/2031	5,630	5,591	5,588
	First Lien(3)	SOFR(M)	4.75%	9.11%	05/2024	06/2031	242	242	240
							5,872	5,833	5,828	0.59%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.81%	02/2020	02/2028	5,701	5,694	5,701	0.58%
Icefall Parent, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	6.50%	10.86%	01/2024	01/2030	5,652	5,602	5,652	0.57%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.21%	12/2021	12/2028	3,531	3,508	3,531
	First Lien(3)	SOFR(S)	4.75%	9.49%	12/2021	12/2028	1,385	1,378	1,385
	First Lien(3)	SOFR(S)	4.75%	9.49%	12/2021	12/2028	395	393	395
	First Lien(3)(4) - Drawn	SOFR(S)	4.75%	9.18%	06/2024	12/2028	304	301	304
							5,615	5,580	5,615	0.57%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

PDI TA Holdings, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.50%	10.09%	01/2024	02/2031	$4,350	$4,330	$4,350
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.00%	01/2024	02/2031	633	628	633
	First Lien(3)	SOFR(Q)	5.50%	10.09%	01/2024	02/2031	521	520	521
							5,504	5,478	5,504	0.56%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.50%	10.19%	10/2021	10/2028	4,294	4,267	4,132
	First Lien(3)	SOFR(Q)	5.50%	10.15%	06/2022	10/2028	736	732	709
	First Lien(3)	SOFR(Q)	5.50%	10.28%	10/2021	10/2028	492	489	474
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	10.36%	11/2023	10/2028	12	12	12
							5,534	5,500	5,327	0.54%
Viper Bidco, Inc.
Software	First Lien(2)(3)	SOFR(Q)	5.00%	9.52%	11/2024	11/2031	5,180	5,154	5,154	0.52%
Park Place Technologies, LLC
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.61%	07/2024	03/2031	4,975	4,963	4,962
	First Lien(3)(4) - Drawn	SOFR(M)	5.25%	9.80%	07/2024	03/2030	168	168	167
							5,143	5,131	5,129	0.52%
Perforce Software, Inc.
Software	First Lien(2)(6)	SOFR(M)	4.75%	9.11%	03/2024	03/2031	5,103	5,079	5,034	0.51%
ComPsych Investments Corp.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.38%	07/2024	07/2031	5,046	5,034	5,033	0.51%
Calabrio, Inc.
Software	First Lien(3)	SOFR(Q)	5.50%	10.01%	04/2021	04/2027	3,966	3,953	3,966
	First Lien(3)	SOFR(Q)	5.50%	10.01%	01/2024	04/2027	603	599	603
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	10.02%	04/2021	04/2027	206	206	206
							4,775	4,758	4,775	0.49%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	3.38% + 3.38%/PIK	11.47%	02/2022	02/2028	4,223	4,199	4,223
	First Lien(2)(3)(4) - Drawn	SOFR(Q)*	3.38% + 3.38%/PIK	11.47%	02/2022	02/2028	345	345	345
							4,568	4,544	4,568	0.46%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.36%	08/2024	08/2031	4,235	4,215	4,214
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.36%	08/2024	08/2031	318	316	316
							4,553	4,531	4,530	0.46%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(6)	SOFR(M)	6.75%	11.22%	05/2021	05/2029	6,000	5,975	4,350	0.44%
Bluefin Holding, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	6.25%	10.64%	09/2023	09/2029	4,128	4,085	4,128	0.42%
Greenway Health, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.75%	11.08%	12/2023	04/2029	4,096	4,044	4,096	0.42%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Project Accelerate Parent, LLC
Software	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.61%	02/2024	02/2031	$4,030	$4,012	$4,030	0.41%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)	SOFR(S)	7.00%	12.08%	05/2021	05/2027	3,971	3,953	3,971	0.40%
STATS Intermediate Holdings, LLC**
Business Services	First Lien(2)(6)	SOFR(Q)	5.25%	10.03%	08/2021	07/2026	3,851	3,851	3,809	0.39%
Radwell Parent, LLC
Distribution & Logistics	First Lien(3)	SOFR(Q)	5.50%	9.83%	11/2022	04/2029	3,680	3,639	3,680
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.83%	11/2022	04/2029	56	57	56
							3,736	3,696	3,736	0.38%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.58%	10/2023	10/2030	3,295	3,266	3,295	0.33%
Michael Baker International, LLC
Business Services	First Lien(2)(6)	SOFR(M)	4.75%	9.11%	05/2024	12/2028	3,180	3,165	3,192	0.32%
Adelaide Borrower, LLC**
Software	First Lien(2)(3)(6)	SOFR(Q)	6.25%	10.58%	05/2024	05/2030	3,054	3,027	3,054	0.31%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.60%	06/2021	06/2028	2,803	2,779	2,722
	First Lien(3)(4) - Drawn	SOFR(M)	4.00%	9.04%	06/2021	06/2026	130	130	126
	First Lien(3)	SOFR(Q)	5.75%	10.66%	06/2021	06/2028	22	22	21
							2,955	2,931	2,869	0.29%
Convey Health Solutions, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	1.00% +4.25%/PIK	9.68%	02/2022	07/2029	3,103	3,084	2,816	0.29%
LogRhythm, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	7.50%	11.86%	07/2024	07/2029	2,727	2,690	2,727	0.28%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	6.00%	10.46%	10/2022	10/2029	2,500	2,158	2,461	0.25%
eResearchTechnology, Inc.
Healthcare	First Lien(2)(6)	SOFR(M)	4.00%	8.36%	01/2021	02/2027	2,428	2,428	2,445	0.25%
KENE Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.84%	02/2024	02/2031	2,281	2,260	2,281
	First Lien(3)(4) - Drawn	SOFR(M)	5.25%	9.59%	02/2024	02/2031	105	104	105
							2,386	2,364	2,386	0.24%
Next Holdco, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.27%	11/2023	11/2030	2,271	2,256	2,271	0.23%
More cowbell II LLC
Business Services	First Lien(2)(3)(6)	SOFR(A)	5.00%	8.89%	08/2023	09/2030	2,110	2,097	2,110
	First Lien(3)(4) - Drawn	SOFR(S)	5.00%	9.33%	08/2023	09/2029	121	120	121
							2,231	2,217	2,231	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CB Buyer, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.61%	07/2024	07/2031	$2,150	$2,140	$2,140	0.22%
Galway Borrower LLC
Business Services	First Lien(3)	SOFR(Q)	4.50%	8.83%	04/2024	09/2028	1,174	1,157	1,162
	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.83%	04/2024	09/2028	709	704	702
							1,883	1,861	1,864	0.19%
Ambrosia Holdco Corp. (8)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(3)	SOFR(M)*	5.25%/PIK	9.59%	01/2024	06/2029	1,718	1,669	1,450
	First Lien(3)	SOFR(M)*	1.00% + 2.00%/PIK	7.34%	03/2024	06/2029	220	179	181
	Subordinated(3)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	46	46	46
							1,984	1,894	1,677	0.17%
KENG Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.36%	08/2023	08/2029	1,195	1,183	1,195
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.36%	08/2023	08/2029	407	403	407
							1,602	1,586	1,602	0.16%
Accession Risk Management Group, Inc.
Business Services	First Lien	SOFR(Q)	4.75%	9.33%	08/2024	11/2029	504	503	505	0.05%
Total Funded Debt Investments - United States							$1,453,711	$1,442,385	$1,437,148	146.09%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(3)	SOFR(Q)	5.00%	9.63%	12/2022	12/2029	$2,239	$2,213	$2,239
	First Lien(3)	SOFR(Q)	5.00%	9.63%	12/2023	12/2029	872	865	872
							3,111	3,078	3,111	0.32%
Funded Debt Investments - Australia							$3,111	$3,078	$3,111	0.32%
Total Funded Debt Investments							$1,456,822	$1,445,463	$1,440,259	146.41%
Equity - United States
Eclipse Topco, Inc.
Software	Preferred Shares(3)(9)	FIXED(S)*	12.50%/PIK	12.50%	09/2024	—	569	$5,860	$5,858	0.60%
Ambrosia Holdco Corp.
Distribution & Logistics	Ordinary Shares(3)(8)	—	—	—	01/2024	—	19,197	205	205	0.02%
Pioneer Topco I, L.P.
Software	Ordinary Shares(3)(7)	—	—	—	11/2021	—	10	—	—	0.00%
Total Shares - United States								$6,065	$6,063	0.62%
Total Shares								$6,065	$6,063	0.62%
Total Funded Investments								$1,451,528	$1,446,322	147.03%
Unfunded Debt Investments - United States
Accession Risk Management Group, Inc.
Business Services	First Lien(4) - Undrawn	—	—	—	08/2024	08/2026	$2,832	$(7)	$4
	First Lien(4) - Undrawn	—	—	—	08/2024	11/2029	371	(1)	—
							3,203	(8)	4	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Coupa Holdings, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2024	08/2025	$1,294	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	11/2024	02/2029	991	(8)	—
							2,285	(8)	—	—%
PDQ.com Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2025	458	—	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2021	08/2027	2,458	(7)	—
							2,916	(7)	—	—%
Riskonnect Parent, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	03/2024	03/2026	4,127	—	—	—%
Businessolver.com, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2021	06/2025	1,698	—	—	—%
Power Grid Holdings, Inc.
Business Products	First Lien(3)(4) - Undrawn	—	—	—	11/2023	12/2030	1,511	(13)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	06/2024	12/2030	629	—	—
Wealth Enhancement Group, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	08/2021	10/2028	516	(1)	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	10/2024	10/2026	208	—	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,216	(6)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	02/2020	02/2028	701	(1)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	249	(1)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2028	2,862	(18)	—	—%
Bullhorn, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	957	(2)	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2020	10/2029	647	—	—
							1,604	(2)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2027	271	(1)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2024	09/2026	$1,543	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	01/2020	02/2027	1,340	(7)	—
							2,883	(7)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2028	484	(2)	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2021	04/2025	254	—	—
							738	(2)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	11/2022	04/2029	225	(3)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	02/2022	12/2025	184	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2022	02/2028	603	(3)	—
							787	(3)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	06/2024	12/2025	1,096	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	376	(2)	—
							1,472	(2)	—	—%
Infogain Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2026	1,236	(3)	—	—%
Daxko Acquisition Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	1,835	—	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2028	1,165	(6)	—
							3,000	(6)	—	—%
PetVet Care Centers, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	10/2023	11/2025	962	—	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2023	11/2029	962	(8)	—
							1,924	(8)	—	—%
Kaseya Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2029	1,028	(8)	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2025	2,055	—	—
							3,083	(8)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2022	05/2026	1,715	(14)	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2022	10/2029	1,339	(14)	—
							3,054	(28)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2027	$1,120	$(11)	$—
	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2025	2,023	—	—
							3,143	(11)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2022	09/2027	977	(5)	—
	First Lien(3)(4) - Undrawn	—	—	—	03/2024	03/2026	2,153	(1)	—
							3,130	(6)	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	12/2020	12/2027	3,507	(13)	—	—%
Oranje Holdco, Inc.
Education	First Lien(3)(4) - Undrawn	—	—	—	01/2023	02/2029	1,807	(15)	—	—%
Avalara, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2022	10/2028	2,001	(16)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	12/2029	714	(3)	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	3,849	—	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2023	07/2025	59	—	—
							4,622	(3)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	6,035	—	—	—%
OA Buyer, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2028	3,041	(19)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	1,007	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,413	(7)	—
							2,420	(7)	—	—%
Next Holdco, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	587	—	—
	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2029	220	(1)	—
							807	(1)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2024	02/2026	500	—	—
	First Lien(3)(4) - Undrawn	—	—	—	01/2024	02/2031	491	(2)	—
							991	(2)	—	—%
Bluefin Holding, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2023	09/2029	407	(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Project Accelerate Parent, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2031	$579	$(3)	$—	—%

KENE Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2026	909	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2031	304	(3)	—
							1,213	(3)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2028	844	(5)	—	—%
Calabrio, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2021	04/2027	274	(2)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2020	05/2028	1,918	(5)	—	—%
Icefall Parent, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2024	01/2030	538	(5)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2030	799	(7)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	1,484	(7)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2029	329	(3)	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	256	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2025	504	—	—
							1,089	(3)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2025	755	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2029	1,114	(8)	—
							1,869	(8)	—	—%
Ciklum Inc.**
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2024	08/2025	9,453	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2030	2,363	(25)	—
							11,816	(25)	—	—%
LogRhythm, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2029	273	(4)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2021	11/2027	2,590	(10)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Diligent Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2026	$1,458	$(5)	$—
	First Lien(3)(4) - Undrawn	—	—	—	04/2024	08/2030	972	(3)	—
							2,430	(8)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	1,980	—	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	2,000	—	—	—%
Adelaide Borrower, LLC**
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	681	—	—
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2030	433	(4)	—
							1,114	(4)	—	—%
OEConnection LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2026	3,476	—	—
	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2031	2,172	(10)	—
							5,648	(10)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2030	1,708	(19)	—	—%
More cowbell II LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	09/2025	232	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	09/2029	181	(1)	—
							413	(1)	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2023	05/2025	607	—	—
	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2030	722	(2)	—
							1,329	(2)	—	—%
Associations, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	07/2028	1,373	—	—
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	07/2028	660	—	—
							2,033	—	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2026	147	(2)	(1)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2026	94	(1)	(3)	(0.00)%
Park Place Technologies, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	03/2030	418	(1)	(1)
	First Lien(3)(4) - Undrawn	—	—	—	07/2024	09/2025	781	(2)	(2)
							1,199	(3)	(3)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

ComPsych Investments Corp.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2027	$1,444	$—	$(4)	(0.00)%
CB Buyer, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2031	237	(1)	(1)
	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	607	—	(3)
							844	(1)	(4)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2028	1,078	—	(6)	(0.00)%
Xactly Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2020	07/2027	551	(6)	(6)	(0.00)%
Relativity ODA LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2029	1,588	(8)	(7)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	388	(2)	(2)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	1,059	—	(5)
							1,447	(2)	(7)	(0.00)%
GraphPAD Software, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2031	954	(2)	(2)
	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2026	2,290	—	(6)
							3,244	(2)	(8)	(0.00)%
Runway Bidco, LLC
Software	First Lien(4) - Undrawn	—	—	—	12/2024	12/2026	3342	—	—
	First Lien(4) - Undrawn	—	—	—	12/2024	12/2031	1,671	(8)	(8)
							5,013	(8)	(8)	(0.00)%
iCIMS, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2022	08/2028	1,496	(13)	(11)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	543	—	(5)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2030	978	(10)	(10)
							1,521	(10)	(15)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	06/2026	886	(2)	(7)
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	06/2030	1,242	(9)	(9)
							2,128	(11)	(16)	(0.00)%
Superman Holdings, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	2,010	(5)	(5)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	4,540	—	(11)
							6,550	(5)	(16)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Eclipse Buyer, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2024	09/2026	$3,619	$—	$(18)	(0.00)%
ACI Group Holdings, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	08/2021	08/2027	709	(7)	(21)	(0.00)%
Vessco Midco Holdings, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2031	1,711	(8)	(9)
	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	3,782	—	(19)
							5,493	(8)	(28)	(0.00)%
Model N, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2031	2,052	(10)	(10)
	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2026	3,848	—	(19)
							5,900	(10)	(29)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	1,019	—	(31)	(0.00)%
NC Topco, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2024	09/2031	2,256	(11)	(11)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	5,640	—	(28)
							7,896	(11)	(39)	(0.00)%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	2,644	(13)	(13)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	5,590	—	(28)
							8,234	(13)	(41)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	03/2022	03/2028	2,198	(22)	(53)	(0.01)%
Project Essential Bidco, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2021	04/2027	2,241	(8)	(146)	(0.01)%
Notorious Topco, LLC
Consumer Products	First Lien(3)(4) - Undrawn	—	—	—	11/2021	05/2027	1,844	(6)	(150)	(0.02)%
Total Unfunded Debt Investments - United States							$185,747	$(521)	$(667)	(0.07)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2022	12/2028	$208	$(2)	$—	—%
Total Unfunded Debt Investments - Australia							$208	$(2)	$—	—%
Total Unfunded Debt Investments							$185,955	$(523)	$(667)	(0.07)%
Total Non-Controlled/Non-Affiliated Investments								$1,451,005	$1,445,655	146.96%
Total Investments								$1,451,005	$1,445,655	146.96%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)
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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Prime Rate (P), the Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2024.
(6) Investment is pledged as collateral for the Wells Credit Facility, a revolving credit facility among New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"),formerly known as New Mountain Finance Advisers BDC, L.L.C., as collateral manager, SLF I SPV as the borrower, the Company as equityholder and seller, WellsFargo Bank, National Association as the administrative agent and collateral custodian, and each of the lenders from time to time party thereto. See Note 6. Borrowings,for details.
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
(10)Investment is on non-accrual status. See Note 3. Investments, for details.
*    All or a portion of interest contains payment-in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies - Revenue Recognition for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2024, 2.40% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands)

December 31, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	97.18%
Second lien	2.07%
Subordinated	0.33%
Equity and other	0.42%
Total investments	100.00%

December 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	41.26%
Business Services	22.36%
Healthcare	14.93%
Financial Services	7.64%
Consumer Services	4.50%
Education	2.96%
Food & Beverage	1.84%
Consumer Products	1.44%
Packaging	1.28%
Distribution & Logistics	0.78%
Business Products	0.59%
Specialty Chemicals & Materials	0.42%
Total investments	100.00%

December 31, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	99.27%
Fixed rates	0.73%
Total investments	100.00%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Wealth Enhancement Group, LLC
Financial Services	First Lien(3)	SOFR(Q)	5.75%	11.23%	12/2020	10/2027	$18,304	$18,220	$18,304
	First Lien(3)	SOFR(Q)	5.75%	11.11%	08/2021	10/2027	5,835	5,825	5,835
	First Lien(3)	SOFR(Q)	5.75%	11.23%	06/2021	10/2027	4,910	4,894	4,910
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	11.20%	05/2022	10/2027	2,274	2,269	2,273
							31,323	31,208	31,322	3.62%
Affinipay Midco, LLC
Software	First Lien(2)(3)	SOFR(Q)	5.50%	10.88%	10/2023	06/2028	17,858	17,858	17,858
	First Lien(2)(3)	SOFR(M)	5.50%	10.86%	07/2022	06/2028	7,219	7,186	7,219
	First Lien(2)(3)	SOFR(Q)	5.50%	10.88%	10/2023	06/2028	2,735	2,735	2,735
	First Lien(2)(3)	SOFR(Q)	5.50%	10.88%	10/2023	06/2028	1,785	1,785	1,785
	First Lien(3)	SOFR(Q)	5.50%	10.88%	07/2022	06/2028	1,023	1,013	1,023
							30,620	30,577	30,620	3.54%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)	SOFR(Q)	5.50%	11.00%	02/2020	05/2026	24,103	24,038	24,103
	First Lien(3)	SOFR(Q)	5.50%	11.00%	02/2020	05/2026	5,702	5,684	5,702
							29,805	29,722	29,805	3.45%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(3)	SOFR(Q)	5.50%	11.00%	10/2020	11/2027	19,435	19,254	19,435
	First Lien(3)	SOFR(Q)	5.50%	11.00%	11/2021	11/2027	10,345	10,265	10,345
							29,780	29,519	29,780	3.44%
Associations, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)*	4.00%+2.50%/PIK	12.17%	07/2021	07/2027	15,303	15,260	15,303
	First Lien(3)	SOFR(Q)*	4.00%+2.50%/PIK	12.13%	07/2021	07/2027	3,765	3,754	3,765
	First Lien(3)	SOFR(Q)*	4.00%+2.50%/PIK	12.15%	07/2021	07/2027	3,765	3,753	3,765
	First Lien(3)	SOFR(Q)*	4.00%+2.50%/PIK	12.13%	07/2021	07/2027	2,274	2,267	2,274
	First Lien(3)	SOFR(Q)*	4.00% +2.50%/PIK	12.17%	07/2021	07/2027	1,809	1,803	1,809
	First Lien(2)(3)	SOFR(Q)*	4.00%+2.50%/PIK	12.16%	10/2023	07/2027	1,549	1,542	1,549
	First Lien(3)(4) - Drawn	SOFR(Q)	6.50%	12.14%	07/2021	07/2027	522	522	522
							28,987	28,901	28,987	3.35%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	11/2020	11/2028	23,428	23,333	23,428
	First Lien(3)	SOFR(M)	5.50%	10.96%	11/2020	11/2028	4,619	4,594	4,619
							28,047	27,927	28,047	3.24%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	5.25%	10.80%	03/2022	03/2028	27,682	27,463	27,610
	First Lien(3)(4) - Drawn	P(M)	4.50%	13.00%	03/2022	03/2028	385	396	385
							28,067	27,859	27,995	3.24%

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

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Thermostat Purchaser III, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	4.50%	10.04%	08/2021	08/2028	$18,665	$18,632	$18,423
	First Lien(3)	SOFR(Q)	4.50%	10.04%	08/2021	08/2028	3,357	3,348	3,314
							22,022	21,980	21,737	2.51%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	3.50%+2.75%/PIK	11.70%	12/2021	12/2028	21,361	21,208	20,271
	First Lien(3)	SOFR(Q)*	3.50%+2.75%/PIK	11.70%	12/2021	12/2028	1,110	1,108	1,054
							22,471	22,316	21,325	2.47%
Eisner Advisory Group LLC
Financial Services	First Lien(2)	SOFR(M)	5.25%	10.72%	08/2021	07/2028	19,455	19,360	19,504
	First Lien	SOFR(M)	5.25%	10.72%	08/2021	07/2028	1,646	1,640	1,650
							21,101	21,000	21,154	2.45%
Notorious Topco, LLC
Consumer Products	First Lien(2)(3)	SOFR(Q)	6.75%	12.28%	11/2021	11/2027	20,840	20,729	19,302
	First Lien(3)	SOFR(Q)	6.75%	12.28%	11/2021	11/2027	1,816	1,807	1,682
	First Lien(3)(4) - Drawn	SOFR(Q)	6.75%	12.28%	11/2021	05/2027	123	127	114
							22,779	22,663	21,098	2.44%
Avalara, Inc.
Software	First Lien(3)	SOFR(Q)	7.25%	12.60%	10/2022	10/2028	20,012	19,799	20,012	2.31%
Recorded Future, Inc.
Software	First Lien(2)(3)	SOFR(M)	5.25%	10.71%	12/2021	07/2025	7,350	7,333	7,350
	First Lien(2)(3)	SOFR(M)	5.25%	10.71%	08/2020	07/2025	5,700	5,680	5,700
	First Lien(3)	SOFR(M)	5.25%	10.71%	08/2020	07/2025	4,063	4,038	4,063
	First Lien(2)(3)	SOFR(M)	5.25%	10.71%	01/2022	07/2025	2,467	2,458	2,467
							19,580	19,509	19,580	2.26%
GraphPAD Software, LLC
Healthcare	First Lien(2)(3)	SOFR(S)	5.50%	11.22%	12/2021	04/2027	9,105	9,074	9,105
	First Lien(2)(3)	SOFR(S)	5.50%	11.19%	04/2021	04/2027	6,825	6,804	6,825
	First Lien(3)	SOFR(S)	5.50%	11.13%	12/2021	04/2027	2,068	2,061	2,068
	First Lien(2)(3)	SOFR(S)	5.50%	11.22%	10/2021	04/2027	1,049	1,046	1,049
	First Lien(3)(4) - Drawn	P(Q)	5.00%	13.50%	04/2021	04/2027	500	500	500
							19,547	19,485	19,547	2.26%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	5.75%	11.20%	08/2021	08/2028	16,692	16,570	16,386
	First Lien(3)	SOFR(Q)	5.75%	11.20%	08/2021	08/2028	1,757	1,753	1,725
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	11.20%	08/2021	08/2027	1,168	1,162	1,147
							19,617	19,485	19,258	2.23%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	5.25%	10.71%	12/2021	12/2028	17,513	17,412	17,513
	First Lien(3)(4) - Drawn	P(Q)	4.25%	12.75%	12/2021	12/2027	1,240	1,238	1,240
							18,753	18,650	18,753	2.17%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)	SOFR(Q)	5.75%	11.23%	10/2021	10/2028	11,516	11,430	11,319
	First Lien(2)(3)	SOFR(Q)	5.75%	11.23%	12/2021	10/2028	7,238	7,183	7,114
							18,754	18,613	18,433	2.13%

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

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foundational Education Group, Inc.
Education	First Lien(2)(3)	SOFR(Q)	4.25%	9.89%	08/2021	08/2028	$9,285	$9,252	$9,285
	Second Lien(2)(3)	SOFR(Q)	6.50%	12.14%	08/2021	08/2029	6,488	6,463	6,372
							15,773	15,715	15,657	1.81%
Enverus Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	5.50%	10.86%	12/2023	12/2029	15,097	14,983	14,983	1.73%
Businessolver.com, Inc.
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	12/2021	12/2027	14,599	14,555	14,599
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.96%	12/2021	12/2027	349	349	349
							14,948	14,904	14,948	1.73%
Oranje Holdco, Inc.
Education	First Lien(3)	SOFR(Q)	7.50%	12.88%	01/2023	02/2029	14,453	14,293	14,454	1.67%
Sierra Enterprises, LLC
Food & Beverage	First Lien	SOFR(Q)*	2.50%+4.25%/PIK	12.13%	07/2023	05/2027	15,531	13,425	14,405	1.67%
RealPage, Inc.
Software	Second Lien	SOFR(M)	6.50%	11.97%	02/2021	04/2029	13,612	13,536	13,646	1.58%
Coupa Holdings, LLC
Software	First Lien(2)(3)	SOFR(M)	7.50%	12.86%	02/2023	02/2030	13,366	13,213	13,502	1.56%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)	SOFR(M)	5.25%	10.61%	05/2022	05/2029	10,000	9,918	10,000
	First Lien(2)(3)	SOFR(M)	5.75%	11.11%	10/2023	05/2029	3,015	2,986	3,015
							13,015	12,904	13,015	1.50%
CentralSquare Technologies, LLC
Software	First Lien(2)	SOFR(Q)	3.75%	9.25%	04/2020	08/2025	13,233	12,397	12,832	1.48%
Relativity ODA LLC
Software	First Lien(3)	SOFR(M)	6.50%	11.96%	05/2021	05/2027	12,414	12,332	12,414	1.44%
Geo Parent Corporation
Business Services	First Lien(2)(3)	SOFR(S)	5.25%	10.80%	05/2020	12/2028	11,952	11,823	11,952	1.38%
Nielsen Consumer Inc.**
Business Services	First Lien(2)	SOFR(M)	6.25%	11.61%	02/2023	03/2028	12,138	11,406	11,906	1.38%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	5.50%	11.00%	09/2021	09/2027	11,220	11,144	10,934
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.96%	09/2021	09/2027	574	574	559
							11,794	11,718	11,493	1.33%
Daxko Acquisition Corporation
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	10/2021	10/2028	10,335	10,258	10,335
	First Lien(3)	SOFR(M)	5.50%	10.96%	10/2021	10/2028	871	866	871
	First Lien(3)(4) - Drawn	P(Q)	4.50%	13.00%	10/2021	10/2027	52	55	52
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.96%	10/2021	10/2028	52	50	52
							11,310	11,229	11,310	1.31%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)	SOFR(M)	5.75%	11.20%	06/2022	06/2028	11,448	11,448	11,242	1.30%
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

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)	SOFR(S)	5.08%	10.43%	10/2023	12/2028	$2,876	$2,862	$2,876
	First Lien(2)(3)	SOFR(S)	5.08%	10.43%	10/2023	12/2028	2,599	2,586	2,599
	First Lien(2)(3)	SOFR(S)	5.08%	10.43%	07/2023	12/2028	1,025	1,020	1,025
	First Lien(3)	SOFR(S)	5.08%	10.43%	07/2023	12/2028	1,134	1,123	1,134
							7,634	7,591	7,634	0.88%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3)	SOFR(M)	5.00%	10.36%	11/2023	11/2030	7,584	7,546	7,546	0.87%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)	SOFR(M)	6.00%	11.36%	10/2023	11/2030	7,373	7,300	7,375	0.85%
OEConnection LLC
Software	Second Lien(2)(3)	SOFR(M)	7.00%	12.46%	12/2021	09/2027	7,360	7,308	7,360	0.85%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	6.41%	11.75%	03/2021	04/2028	6,276	6,245	6,088
	First Lien(3)	SOFR(Q)	6.41%	11.75%	03/2021	04/2028	520	516	504
	First Lien(3)	SOFR(Q)	6.41%	11.75%	03/2021	04/2028	357	356	347
	First Lien(3)	SOFR(Q)	6.50%	11.85%	12/2022	04/2028	243	240	236
							7,396	7,357	7,175	0.83%
Maverick Bidco Inc.
Software	Second Lien(3)	SOFR(Q)	6.75%	12.28%	04/2021	05/2029	6,800	6,786	6,693	0.77%
Project Alpha Intermediate Holding, Inc.
Software	First Lien(2)	SOFR(M)	4.75%	10.11%	10/2023	10/2030	6,500	6,372	6,554	0.76%
Power Grid Holdings, Inc.
Business Products	First Lien(2)(3)	SOFR(Q)	4.75%	10.14%	11/2023	12/2030	6,407	6,342	6,343
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	10.12%	11/2023	12/2030	76	75	75
							6,483	6,417	6,418	0.74%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)	SOFR(S)	5.75%	11.29%	06/2021	06/2027	4966	4934	4966
	First Lien(3)(4) - Drawn	SOFR(S)	5.75%	11.19%	06/2021	06/2027	1314	1,305	1,314
							6,280	6,239	6,280	0.73%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First Lien(2)	SOFR(Q)	6.00%	11.53%	03/2020	02/2026	5,319	5,308	5,319
	First Lien(2)	SOFR(Q)	8.00%	13.54%	10/2020	08/2026	957	952	957
							6,276	6,260	6,276	0.73%
CommerceHub, Inc.
Software	First Lien(3)	SOFR(Q)	6.25%	11.79%	06/2023	12/2027	6,053	5,704	6,054	0.70%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)	SOFR(Q)*	6.75%+2.00%/PIK	14.10%	07/2021	07/2027	5,462	5,423	5,224
	First Lien(3)(4) - Drawn	SOFR(M)*	6.75%+2.00%/PIK	14.11%	07/2021	07/2026	608	605	581
							6,070	6,028	5,805	0.67%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)	SOFR(M)	5.25%	10.71%	02/2020	02/2026	5,764	5,752	5,764	0.67%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)	SOFR(M)	6.75%	12.22%	05/2021	05/2029	$6,000	$5,971	$5,693	0.66%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	5.25%	10.73%	10/2021	10/2028	4,338	4,306	4,253
	First Lien(3)	SOFR(Q)	5.25%	10.73%	06/2022	10/2028	744	738	729
	First Lien(3)	SOFR(Q)	5.25%	10.76%	10/2021	10/2028	497	493	487
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	11.23%	11/2023	10/2028	12	12	12
							5,591	5,549	5,481	0.63%
Aretec Group, Inc.
Financial Services	First Lien(2)	SOFR(M)	4.50%	9.96%	10/2023	08/2030	5,449	5,286	5,454	0.63%
Ncontracts, LLC
Software	First Lien(2)	SOFR(S)	6.50%	11.80%	12/2023	12/2029	5,442	5,374	5,374	0.62%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)	SOFR(M)	5.50%	10.86%	12/2021	12/2028	3,567	3,540	3,531
	First Lien(3)	SOFR(M)	5.50%	10.86%	12/2021	12/2028	1,399	1,391	1,385
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	10.86%	12/2021	12/2028	113	116	112
							5,079	5,047	5,028	0.58%
DS Admiral Bidco, LLC
Software	First Lien(3)	SOFR(Q)	7.00%	12.35%	12/2022	03/2028	4,857	4,791	4,917	0.57%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)	SOFR(M)	5.25%	10.75%	09/2021	09/2027	3,669	3,656	3,669
	First Lien(3)	SOFR(M)	5.25%	10.75%	09/2021	09/2027	819	817	819
	First Lien(3)(4) - Drawn	P(Q)	4.25%	12.75%	09/2021	09/2027	249	249	249
							4,737	4,722	4,737	0.55%
USRP Holdings, Inc.
Business Services	First Lien(2)(3)	SOFR(S)	5.75%	11.18%	07/2021	07/2027	3,624	3,600	3,624
	First Lien(3)	SOFR(S)	5.75%	11.18%	07/2021	07/2027	472	469	472
	First Lien(3)(4) - Drawn	SOFR(S)	5.75%	11.18%	07/2023	07/2027	393	406	393
							4,489	4,475	4,489	0.52%
Community Brands ParentCo, LLC
Software	First Lien(2)(3)	SOFR(M)	5.50%	10.96%	02/2022	02/2028	4,609	4,575	4,485	0.52%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	3.38%+3.38%/PIK	12.28%	02/2022	02/2028	4,223	4,192	4,187
	First Lien(2)(3)(4) - Drawn	SOFR(Q)*	3.38%+3.38%/PIK	12.28%	02/2022	02/2028	191	191	190
							4,414	4,383	4,377	0.51%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(3)	SOFR(M)	5.75%	11.22%	09/2021	09/2028	2,564	2,548	2,521
	First Lien(3)	SOFR(M)	5.75%	11.22%	09/2021	09/2028	1,812	1,794	1,782
	First Lien(3)(4) - Drawn	SOFR(M)	5.75%	11.22%	09/2021	09/2027	73	74	71
							4,449	4,416	4,374	0.51%
Houghton Mifflin Harcourt Company
Education	First Lien(2)	SOFR(M)	5.25%	10.71%	10/2023	04/2029	4,434	4,179	4,357	0.50%
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
December 31, 2024
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
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority owner. New Mountain Capital is a global investment firm with over $55 billion assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of its common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any Private Offering, each investor will make a capital commitment (each, a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. The Company commenced its loan origination and investment activities on the date it issued shares to persons not affiliated with the Investment Adviser, which occurred on February 18, 2020 (the "Initial Closing Date").The Company may conduct subsequent closings at times during its investment period (the "Investment Period"), which commenced on the Initial Closing Date and initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30,2023 and September 30, 2024, the Investment Period was automatically extended for an additional one year period to September 30, 2024 and September 30, 2025, respectively. Pursuant to the Subscription Agreements entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary, whose assets are used to secure SLF I SPV's credit facility. On October 6, 2022, the Company established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary. As of December 31, 2024 and December 31, 2023, there were no assets held by SLF I Opportunistic SPV.
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
As of December 31, 2024, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services.
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
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Consolidated Statements of Operations as "Net change in unrealized (depreciation) appreciation of investments" and realizations on portfolio investments reflected in the Company's Consolidated Statements of Operations as "Net realized (losses) gains on investments".
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022 the Company recognized PIK interest from investments of $8,737, $6,093 and $4,089, respectively, and PIK dividends from investments of $228, $0 and $0, respectively.
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
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") through December 31, 2024. The 2022 through 2024 tax years and forward remain subject to examination by the U.S. federal, state, and local tax authorities.

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
The Company has adopted a dividend reinvestment plan, (as amended from time to time, the "DRIP"), that provides for reinvestment of any distributions declared on behalf of its stockholders, unless a stockholder elects to receive cash.
The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value ("NAV") per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. On August 16, 2022, the Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company issued 11,854,750, 8,631,890 and 6,010,548 shares through the DRIP, respectively.
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
Note 3. Investments
At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,408,830	$1,404,867
Second lien	31,354	29,959
Subordinated	4,756	4,766
Equity and other	6,065	6,063
Total investments	$1,451,005	$1,445,655

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$595,007	$596,473
Business Services	326,188	323,235
Healthcare	221,052	215,810
Financial Services	109,824	110,423
Consumer Services	64,686	65,029
Education	42,613	42,782
Food & Beverage	24,488	26,649
Consumer Products	22,804	20,894
Packaging	18,322	18,436
Distribution & Logistics	11,485	11,319
Business Products	8,427	8,496
Specialty Chemicals & Materials	6,109	6,109
Total investments	$1,451,005	$1,445,655
During the fourth quarter of 2024, we placed our first lien positions in KWOR Acquisition, Inc. ("KWOR") on non-accrual status. As of December 31, 2024, our first lien position in KWOR had an aggregate cost basis of $20,161, an aggregate fair value of $16,387 and total unearned interest income of $1,366 for the year then ended. As of December 31, 2024, our investment in KWOR had an Orange Risk Rating.
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

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,404,867	$—	$91,603	$1,313,264
Second lien	29,959	—	19,471	10,488
Subordinated	4,766	—	—	4,766
Equity and other	6,063	—	—	6,063
Total investments	$1,445,655	$—	$111,074	$1,334,581
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,260,387	$—	$92,922	$1,167,465
Second lien	58,870	—	16,054	42,816
Subordinated	1,178	—	1,177	1
Equity and other (1)	—	—	—	—
Total investments	$1,320,435	$—	$110,153	$1,210,282

(1)As of December 31, 2023, fair value of equity and other investments was less than $1 thousand.
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other (3)
Fair value, December 31, 2023	$1,210,282	$1,167,465	$42,816	$1	$—
Total gains or losses included in earnings:
Net realized losses on investments	(566)	(566)	—	—	—
Net change in unrealized appreciation (depreciation)	1,338	912	417	11	(2)
Purchases, including capitalized PIK and revolver fundings (1)	454,707	443,888	—	4,754	6,065
Proceeds from sales and paydowns of investments (1)	(312,489)	(292,129)	(20,360)	—	—
Transfers into Level III (2)	26,481	26,481	—	—	—
Transfers out of Level III (2)	(45,172)	(32,787)	(12,385)	—	—
Fair value, December 31, 2024	$1,334,581	$1,313,264	$10,488	$4,766	$6,063
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(661)	$(787)	$115	$11	$—

(1)Includes non-cash reorganizations and restructurings.
(2)As of December 31, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
(3)As of December 31, 2023, fair value of equity and other investments was less than $1 thousand.

The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2022	$1,111,043	$1,067,062	$43,980	$1	$—	(2)
Total gains or losses included in earnings:
Net realized losses on investments	(80)	(80)	—	—	—
Net change in unrealized appreciation	14,151	12,815	1,336	—	—
Purchases, including capitalized PIK and revolver fundings	233,087	233,087	—	—	—
Proceeds from sales and paydowns of investments	(119,278)	(116,778)	(2,500)	—	—
Transfers into Level III (1)	1,087	1,087	—	—	—
Transfers out of Level III (1)	(29,728)	(29,728)	—	—	—
Fair value, December 31, 2023	$1,210,282	$1,167,465	$42,816	$1	$—	(2)
Net change in unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$12,809	$11,564	$1,245	$—	$—

(1)As of December 31, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
(2)As of December 31, 2023 and December 31, 2022, fair value of equity and other investments was less than $1 thousand.
Except as noted in the tables above, there were no transfers into or out of Level I, II, or III during the years ended December 31, 2024 and December 31, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2024 were as follows:

				Range
Type	Fair Value as of December 31, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,278,029	Market & income approach	EBITDA multiple	8.5x	35.0x	17.2x
			Revenue multiple	3.0x	19.5x	9.9x
			Discount rate	6.8%	22.1%	9.5%
	35,235	Other	N/A (2)	N/A	N/A	N/A
Second lien	10,488	Market & income approach	EBITDA multiple	14.0x	18.0x	16.0x
			Discount rate	10.1%	10.2%	10.2%
Subordinated	4,766	Market & income approach	EBITDA multiple	9.0x	21.0x	15.0x
			Discount rate	12.5%	14.6%	14.6%
Equity and other	6,063	Market & income approach	EBITDA multiple	9.0x	18.0x	16.3x
			Revenue multiple	9.0x	11.0x	10.0x
			Discount rate	13.5%	13.5%	13.5%
	$1,334,581

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
The Wells Credit Facility (as defined below) is considered Level III. See Note 6. Borrowings for details.
The following are the principal amount and fair value of the Company’s debt obligation as of December 31, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	December 31, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
Wells Credit Facility	$504,400	$511,559	$433,800	$428,907
Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company's portfolio companies conduct their operations, as well as general economic, political and public health conditions , may have a significant negative impact on the operations and profitability of the Company's investments and/or on the fair value of the Company's investments. The Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.
Note 5. Agreements and Related Parties
The Company has entered into an investment advisory and management agreement (as amended and restated on December 13, 2020 and on September 26, 2022, the "Second A&R Investment Management Agreement" or the "Investment Management Agreement") with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives an annual base management fee from the Company. The Investment Management Agreement was most recently re-approved by the Board on January 29, 2025, at an in-person meeting, for a period of 12 months commencing on March 1, 2025.
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
For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, $8,997, $7,863 and $7,015 respectively, of management fees were incurred by the Company.
The Company has entered into an administration agreement ("Administration Agreement") with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Board on January 29, 2025 for a period of 12 months commencing on March 1, 2025. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's directors who are not interested persons of the Company (as defined in Section 2(a)(19) of the 1940 Act) (the "Independent Directors"), make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit the Company to complete co-investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions. As the Company's assets are treated as "plan assets" under ERISA, the Company will only co-invest in the same issuer with certain funds or entities managed by the

Investment Adviser or its affiliates, so long as their and the Company's respective future investments are at the same level of such issuer's capital structure; provided, that in no event will the Company co-invest with any other fund or entity in contravention of the 1940 Act.
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
Note 6. Borrowings
Wells Credit Facility — On December 23, 2020, the Company's wholly-owned subsidiary, SLF I SPV, entered into a Loan and Security Agreement among SLF I SPV as the borrower, the Investment Adviser as collateral manager, the Company as equity holder and seller, Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). On November 1, 2024, the Company entered into Amendment No. 4 to the Wells Credit Facility which extended the facility maturity date from December 1, 2028 to November 1, 2029 and increased the maximum facility amount from $600,000 to $700,000. Under the Wells Credit Facility, SLF I SPV is permitted to borrow up to 25.0%, 50.0%, 60.0% or 65.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of SLF I SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of SLF I SPV investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on November 1, 2024, the Wells Credit Facility bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 2.05% per annum. Prior to the amendment on November 1, 2024, from December 1, 2023 to October 31, 2024, the Wells Credit Facility bore interest at a rate of the SOFR plus 2.40% per annum. From April 28, 2023 to November 30, 2023, the Wells Credit Facility bore interest at a rate of SOFR plus 1.70% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. From June 29, 2021 to April 27, 2023, the Wells Credit Facility bore interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum for Broadly Syndicated Loans and LIBOR plus 2.10% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Interest expense	$33,980	$27,895	$15,461
Non-usage fee	852	393	336
Amortization of financing costs	2,091	984	887
Weighted average interest rate	7.5%	7.2%	4.0%
Effective interest rate	8.3%	7.6%	4.4%
Average debt outstanding	$446,701	$384,168	$382,837
As of December 31, 2024, December 31, 2023 and December 31, 2022, the outstanding balance on the Wells Credit Facility was $504,400, $433,800 and $394,500, respectively, and SLF I SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.

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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $85,850, no outstanding bridge financing commitments and other future funding commitments of $100,105. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $66,127, no outstanding bridge financing commitments and other future funding commitments of $46,471. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023.
The Company also had revolving borrowings available under the Wells Credit Facility as of December 31, 2024 and December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $0 and $6,796, respectively, which could require funding in the future.
Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at $0.001 per share par value.
There were no shares of common stock issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.
The following table reflects the distributions declared on the Company's common stock for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 20, 2024	March 27, 2024	July 19, 2024	$0.3240
June 25, 2024	June 27, 2024	July 19, 2024	0.3450
September 23, 2024	September 30, 2024	December 20, 2024	0.3230
December 12, 2024	December 18, 2024	December 30, 2024	0.3030
			$1.2950

The following table reflects the distributions declared on the Company's common stock for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2023	March 31, 2023	July 20, 2023	$0.3100
June 26, 2023	June 29, 2023	July 20, 2023	0.3200
September 27, 2023	September 28, 2023	January 19, 2024	0.3310
December 19, 2023	December 28, 2023	January 19, 2024	0.3550
			$1.3160
The following table reflects the distributions declared on the Company's common stock for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount
March 29, 2022	March 30, 2022	July 20, 2022	$0.2200
June 27, 2022	June 29, 2022	July 20, 2022	0.2338
September 28, 2022	September 29, 2022	January 20, 2023	0.2530
December 23, 2022	December 30, 2022	January 20, 2023	0.2960
			$1.0028

Note 10. Distributions
The Company intends to distribute approximately all of its net investment income on a semi-annual basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
On March 24, 2021, the Board adopted an "opt out" DRIP on behalf of the Company's stockholders, pursuant to which each of the stockholders' cash distributions will be automatically reinvested in additional shares of the Company's common stock. If a stockholder chooses to "opt out", then such stockholder will receive cash in lieu of shares of the Company’s common stock. On August 16, 2022, the Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. The Company will only use newly-issued shares of common stock to implement the DRIP. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company has issued 11,854,750, 8,631,890 and 6,010,548 shares through the DRIP, respectively.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to reclass of distributions were as follows:

	Year Ended December 31,
	2024	2023	2022
Undistributed net investment income	$4,725	$790	$3,036
Distributions in excess of net realized gains	(3,626)	(790)	(3,036)
Additional paid-in-capital	(1,099)	—	—

For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was estimated to be as follows:

	Year Ended December 31,
	2024	2023	2022
Ordinary income (non-qualified)	$114,050	$104,327	$69,549
Ordinary income (qualified)	—	—	—
Capital gains	2,993	1,096	3,036
Return of capital	172	—	—
Total	$117,215	$105,423	$72,585
As of December 31, 2024 and December 31, 2023, the costs of investments for the Company for U.S. federal income tax purposes were $1,445,123 and $1,314,585, respectively.

	December 31, 2024	December 31, 2023
Tax cost	$1,445,123	$1,314,585
Gross unrealized appreciation on investments	466,251	244,940
Gross unrealized depreciation on investments	(465,719)	(239,090)
Total investments at fair value	$1,445,655	$1,320,435
As of December 31, 2024 and December 31, 2023, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2024	2023	2022
Accumulated capital gains (capital loss carryforwards)	$—	$—	$—
Other temporary differences	(541)	(1,738)	(638)
Undistributed ordinary income	—	—	563
Unrealized appreciation (depreciation)	567	5,849	(12,395)
Total	$26	$4,111	$(12,470)
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company incurred excise taxes of $0, $0 and $0, respectively.
The following information is hereby provided with respect to distributions declared during the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2024	2023	2022
Distributions per share	$1.2950	$1.3160	$1.0028
Ordinary dividends (1)	97.30%	98.96%	96.94%
Long-term capital gains	2.55%	1.04%	3.06%
Qualified dividend income	—%	—%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends (2)	93.87%	97.13%	92.24%
Qualified short-term capital gains (2)	—%	—%	—%
Return of capital	0.15%	—%	—%

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
Note 11. Earnings Per Share
The following information sets forth the computation of basic net increase (decrease) in the Company's net assets per share resulting from operations for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2024	2023	2022
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$111,860	$122,004	$47,444
Denominator for basic & diluted weighted average share:	90,094,782	79,577,910	71,995,717
Basic & diluted earnings per share:	$1.24	$1.53	$0.66

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021 and December 31, 2020.

	Year Ended December 31,
	2024	2023	2022	2021	2020
Per share data:(1)
Net asset value at the beginning of the period	$10.50	$10.29	$10.63	$10.85	$—
Net investment income	1.29	1.32	1.02	1.19	0.76
Net realized and unrealized (losses) gains (2)	(0.05)	0.21	(0.36)	(0.32)	0.33
Net increase in net assets resulting from operations	1.24	1.53	0.66	0.87	1.09
Issuance of shares of common stock	—	—	—	—	10.26
Distributions declared to stockholders from net investment income	(1.27)	(1.31)	(0.96)	(1.09)	(0.50)
Distributions declared to stockholders from realized gains (3)	(0.03)	(0.01)	(0.04)	—	—
Return of capital distributions declared to stockholders (4)	—	—	—	—	—
Net asset value at the end of the period	$10.44	$10.50	$10.29	$10.63	$10.85
Total return(5)	12.29%	15.57%	6.47%	8.35%	13.65%
Shares outstanding at end of period	94,236,672	82,381,922	73,750,032	67,739,484	35,648,345
Average weighted shares outstanding for the period (6)	90,094,782	79,577,910	71,995,717	42,261,286	21,350,814
Average net assets for the period (6)	$945,247	$824,216	$757,628	$455,283	$223,138
Ratio to average net assets:
Net investment income (7)	12.30%	12.76%	9.66%	11.08%	8.40%
Total expenses, before waivers (7)	5.15%	4.82%	3.44%	2.66%	2.47%
Total expenses, net of waivers (7)	5.15%	4.82%	3.44%	2.66%	1.41%

Average debt outstanding — Wells Subscription Line (8)	N/A	N/A	N/A	$4,071	$13,904
Average debt outstanding — Wells Credit Facility (9)	$446,701	$384,168	$382,837	$205,759	$24,444
Asset coverage ratio	295.03%	299.41%	292.41%	326.45%	539.44%
Portfolio turnover	25.10%	9.18%	17.29%	33.65%	14.96%

Capital Commitments	$690,000	$690,000	$690,000	$690,000	$690,000
Funded Capital Commitments	$690,000	$690,000	$690,000	$690,000	$365,700
% of Capital Commitments funded	100.00%	100.00%	100.00%	100.00%	53.00%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for issuance of shares of common stock and distributions declared to stockholders, which are based on actual rate per share).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the years ended December 31, 2024, December 31, 2023. December 31, 2022, December 31, 2021 and December 31, 2020 was $0.00, $0.00, $0.00, $(0.10) and $(0.61) per share, respectively.
(3)For the year ended December 31, 2021, distributions declared to stockholders from realized gains was less than $0.01 per share.
(4)For the year ended December 31, 2024, return of capital distributions declared to stockholders was less than $0.01 per share.
(5)Total return is calculated assuming a purchase at net asset value per share on the opening of the first day of the year and a sale at net asset value per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net asset value per share on the last day of the respective quarter. For the period ended December 31, 2020, total return is calculated assuming an initial purchase price of $10.00 per share and a sale at net assets per share on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets per share on the last day of the respective quarter. Total return calculation is not annualized.
(6)For the year ended December 31, 2020, average weighted shares outstanding and average net assets represent the period from February 18, 2020 (commencement of operations) to December 31, 2020.
(7)Annualized for the period from February 18, 2020 (commencement of operations) to December 31, 2020, except organizational and offering costs.
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
Note 13. Recent Accounting Standards Updates
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024.
Note 14. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is the Company’s chief executive officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
Note 15. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from recent developments through the date the financial statements were issued. There have been no recent developments that require recognition or disclosure in these financial statements.

The terms "we", "us", "our" and the "Company" refers to NMF SLF I, Inc. and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2024 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024.
Due to our status as an "emerging growth company" under the JOBS Act, we are not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2024.
(c)Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
(a)    None.
(b)    For the fiscal quarter ended December 31, 2024, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
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

Name	Age	Position(s)	Director Since
Independent Directors
Alfred F. Hurley, Jr.	70	Director	2019
David Ogens	60	Director	2019
John P. Malfettone	69	Director	2019
Barbara Daniel	59	Director	2023
Interested Directors
John R. Kline	49	Chairman of our Board, Chief Executive Officer and President	2019
Executive Officers Who Are Not Directors
Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)	Officer Since

Joseph W. Hartswell	46	Chief Compliance Officer and Corporate Secretary	2022
Laura C. Holson	39	Chief Operating Officer	2022
Kris Corbett	49	Chief Financial Officer and Treasurer	2023
Adam B. Weinstein	46	Executive Vice President	2019
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
Independent Directors
Alfred F. Hurley, Jr. has been our director since 2019. He has also served as a director of NMFC since 2010 , a director of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024 and a director of New Mountain Guardian IV BDC, L.L.C and New Mountain Guardian IV Income Fund L.L.C. since 2022. From 2016 to 2020, Mr. Hurley served as a director of The Stars Group Inc., a publicly listed technology gaming company, where he served as Lead Director, Chairman of the Compensation Committee, and as a member of the Audit Committee. Following the closing in May 2020 of the merger between Flutter Entertainment and The Stars Group, Inc., Mr. Hurley joined the board of Flutter Entertainment, where he is currently a member of the Remuneration and Nominating Committees. Since 2017, Mr. Hurley has served as a director of Ligado Networks where he serves as the Voting Proxy for the Fortress Investment Group and is a member of the Audit Committee. Since 2018, Mr. Hurley has served as Chairman of TSI Holdings, Inc. Mr. Hurley is a member of TSI's Audit Committee and is Chairman of the Compensation Committee. Since 2014, Mr. Hurley has been the sole member of a consulting business, Alfred F. Hurley, Jr. & Company, LLC. From 2013 to 2020, Mr. Hurley was a member of the board of directors of Datasite, where he served as Chairman of the Compensation and Human Resources Committee and as a member of the Audit Committee until the sale of the company in December 2020. Furthermore, Mr. Hurley served as Vice Chairman at Emigrant Bank and Emigrant Bancorp (collectively, the "Bank") from 2007 and 2009, respectively, until 2012. He also served as a Consultant to the Bank during 2013. In addition, Mr. Hurley served as Chairman of the Bank's Credit and Risk Management Committee from 2008 to 2012 and as Acting Chief Risk Officer from 2009 to 2012. Before joining the Bank, Mr. Hurley was the Chief Executive Officer of M. Safra & Co., a private money management firm, from 2004 to 2007. Prior to joining M. Safra & Co., Mr. Hurley worked at Merrill Lynch ("ML") from 1976 to 2004. His most recent management positions included serving as Senior Vice President of ML & Co. and Head of Global Private Equity Investing, Managing Director and Head of Japan Investment Banking and Capital Markets, Managing Director and Co-Head of the Global Manufacturing and Services Group, and Managing Director and Head of the Global Automotive Aerospace and Transportation Group. As part of the management duties described above, he was a member of the Corporate and Institutional Client Group ("CICG") Executive Committee which had global responsibility for the firm's equity, debt, investment banking and private equity businesses, a member of the Japan CICG Executive Committee, and a member of the Global Investment Banking Management and Operating Group Committees. Mr. Hurley graduated from Princeton University with an A.B. in History, cum laude.
Mr. Hurley brings his experience in risk management as well as his experience in the banking and money management industries to our Board. This background positions Mr. Hurley well to serve as our director.
Barbara Daniel has been our director since 2023. She has also served as a director of NMFC since 2023 and as a trustee of New Mountain Private Credit Fund since 2024. Ms. Daniel is a retired global media and entertainment executive with over 30 years of experience across strategy, mergers and acquisitions and corporate finance. Most recently as Chief Strategy Officer for SiriusXM (Nasdaq: SIRI) until February 2025, Ms. Daniel was responsible for driving the company’s corporate strategy and overseeing M&A, strategic investments and the Music Licensing and Royalties team. She joined SiriusXM in 2012. Prior to that, she served as Senior Vice President, Corporate treasurer at E*TRADE Financial Corporation (Nasdaq: ETFC), an electronic trading platform, and was Chief Financial Officer at CIFC Asset Management LLC, a corporate and structured credit investment firm. Ms. Daniel also previously served as Managing Director, Investment Banking at JP Morgan Chase advising Telecom, Media and Technology start-ups and Fortune 100 companies. Further, she was a Director on the board of SoundCloud and served as the Chairperson of the Audit Committee for ISOS Capital and held a position on the board of SiriusXM Canada. Ms. Daniel holds a BA degree in Economics from William and Mary University and an MBA from Cornell University - S.C. Johnson Graduate School of Management.
Ms. Daniels brings her experience in corporate finance, mergers and acquisitions, risk management and financial reporting to our Board. This background positions Ms. Daniel well to serve as our director.
David Ogens has been our director since 2019. He has also served as a director of NMFC since 2010, a director of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024 and a director of New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund L.L.C. since 2022. Mr. Ogens served as the President and a Director of Med Inc. from 2011 to 2023, a company that provided complex rehabilitation services to patients with serious neuromuscular and respiratory diseases. Previously, Mr. Ogens served as Senior Managing Director and Head of Investment Banking at Leerink Swann LLC, a specialized healthcare investment bank focused on emerging growth healthcare companies, from 2005 to 2009. Prior to serving at Leerink Swann LLC, Mr. Ogens was Chairman and Co-Founder of SCS Financial Services, LLC, a private wealth management firm. Before cofounding SCS Financial Services, LLC in 2002, Mr. Ogens was a Managing Director in the

Investment Banking Division of Goldman, Sachs & Co, where he served as a senior investment banker and a head of the High Technology Investment Banking Group. Mr. Ogens received his B.A. and M.B.A from the University of Virginia.
Mr. Ogens brings his experience in wealth management and investment banking, including experience with debt issuances, as well as industry-specific expertise in the healthcare industry to our Board. This background positions Mr. Ogens well to serve as our director.
John P. Malfettone has been a director of the Company since 2019 and a trustee of New Mountain Private Credit Fund since 2024. Prior to retirement, he has previously served as the Senior Managing Director at Clayton, Dubilier & Rice ("CD&R"), a global private investment firm based in New York that managed over $28 billion of assets representing over 80 companies across a broad range of industries. Mr. Malfettone joined CD&R in 2010; he was a leader of the CD&R's Portfolio Procurement and Portfolio Insurance Programs. He also served as the Chief Compliance Officer. Previously, from 2004 to 2010, Mr. Malfettone served as a Partner, Chief Operating Officer and Chief Compliance Officer at Oak Hill Capital Partners, a leading U.S. based middle market private equity firm focused on core sectors such as consumer, retail and distribution, industrials, media and communications and services. Prior to joining Oak Hill, he worked for 12 years at General Electric Co. (GE) serving numerous roles since 1990, including that of a Managing Director at GE's private equity business. Before GE, Mr. Malfettone started his career at KPMG in 1977 and was a promoted to partner in 1988. Mr. Malfettone has been a CPA since 1978 and earned his Bachelor of Sciences ("B.S.") in Accounting, magna cum laude, from the University of Connecticut.
Mr. Malfettone brings his experience in investment management, including perspectives related to audit and compliance, as well as potential industry-specific expertise related to various portfolio investments to our Board. This background positions Mr. Malfettone well to serve as our director.
Interested Directors
 John R. Kline has been our chief executive officer since 2023 and our president and chairman of the Board since 2019. Mr. Kline has also served as chief executive officer of NMFC, New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C since January 1, 2023 and as chief executive officer of New Mountain Private Credit Fund since 2024. Mr. Kline also serves as a Managing Director of New Mountain Capital, a director of NMFC since November 2019, and the chairman of the board of directors of New Mountain Guardian IV BDC, L.L.C. since 2022. He previously served as Chief Operating Officer of the Company and New Mountain Guardian III BDC, L.L.C. from 2019 to February 2022 and of NMFC from 2013 to 2022. Mr. Kline served as the chairman of the board of directors and president of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024 and as the president of New Mountain Guardian III BDC, L.L.C. from 2023 to 2024. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. ("GSC") from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman, Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc. Mr. Kline received an A.B. degree in History from Dartmouth College.
Mr. Kline's depth of experience in managerial operational positions in investment management and financial services and as a member of other corporate boards of directors, as well as his intimate knowledge of our business and operations, provides our Board valuable industry- and company-specific knowledge and expertise.
Executive Officers Who Are Not Directors
Joseph W. Hartswell has been our chief compliance officer ("CCO") since 2022. Mr. Hartswell has also served as CCO of NMFC, New Mountain Guardian IV BDC, L.L.C. and of New Mountain Guardian IV Income Fund, L.L.C. since 2022, and New Mountain Private Credit Fund since 2024. Mr. Hartswell served as the CCO of New Mountain Guardian III BDC, L.L.C. from 2022 to 2024. Since 2015, Mr. Hartswell has served as a Managing Director and the CCO of New Mountain Capital. Prior to New Mountain Capital, Mr. Hartswell was the CCO for Mount Kellett Capital Management LP, a global investment firm focused on distressed, special situations and opportunistic investing. Prior to joining Mount Kellett, Mr. Hartswell was a Director, Asset Management Financial Services Regulatory Practice for PricewaterhouseCoopers LLP ("PwC") where he assisted with the development of compliance programs for hedge funds, private equity funds, venture capital funds, registered investment companies, separate accounts and business development companies. Prior to PwC, Mr. Hartswell was a Vice President and Deputy Chief Compliance Officer for AIG Investments where he assisted with strategies and operational planning for a global asset manager and its SEC registered investment advisers and served as the designated Chief Compliance Officer for products registered under the Investment Company Act of 1940. Prior to AIG Investments, Mr. Hartswell was a Securities Compliance Examiner for the U.S. Securities and Exchange Commission. Mr. Hartswell holds a B.S. in Finance and International Business from the University of Maryland and is a CFA charterholder.
Kris Corbett has been our Chief Financial Officer and Treasurer since 2023. Mr. Corbett has also served as Chief Financial Officer and Treasurer of NMFC, New Mountain Guardian IV BDC, L.L.C., and New Mountain Guardian IV Income Fund, L.L.C. since 2023, and New Mountain Private Credit Fund since September 2024. Mr. Corbett served as the Chief Financial Officer and Treasurer of New Mountain Guardian III BDC, L.L.C. from 2023 to 2024. Mr. Corbett previously served as a Senior Vice President, Controller and Treasurer of both Blackstone Private Credit Fund and Blackstone Secured Lending

Fund. Prior to joining Blackstone in 2016, Mr. Corbett was a Managing Director at Perella Weinberg Partners where he performed roles in finance, accounting and financial reporting within alternative asset management. Prior to Perella Weinberg Partners, Mr. Corbett held a variety of positions in accounting and financial reporting at King Street Capital Management and Ziff Brothers Investments. He began his career in public accounting at PwC. Mr. Corbett received a Bachelor of Business Administration in Accounting from University of Massachusetts and is a Certified Public Accountant in the state of New York and a CFA charterholder. There is no arrangement or understanding between Mr. Corbett and any other person pursuant to which he was appointed as the Chief Financial Officer and Treasurer.
Laura C. Holson has been our Chief Operating Officer since February 2022. Ms. Holson has also served as Chief Operating Officer of NMFC and New Mountain Guardian IV BDC, L.L.C. since 2022, and New Mountain Private Credit Fund since September 2024. Ms. Holson served as Chief Operating Officer of New Mountain Guardian III BDC, L.L.C. from 2022 to 2024. Ms. Holson also serves as a Managing Director of New Mountain Capital. Ms. Holson joined New Mountain in 2009 as a private equity investment professional and focused on the credit business starting in 2011. From 2017 to 2021, Ms. Holson served as Head of Capital Markets; in this capacity, she managed the Firm's financing activities and relationships across its various product lines. Before joining New Mountain Capital, Ms. Holson worked at Morgan Stanley in the Healthcare investment banking group. Ms. Holson received a B.S. in Economics with concentrations in Finance and Marketing from The Wharton School, University of Pennsylvania, where she graduated magna cum laude.
Adam B. Weinstein has been our executive vice president since 2019. Mr. Weinstein also serves as a Managing Director and CFO of New Mountain Capital and has been in various roles since joining in 2005. Additionally, Mr. Weinstein serves as executive vice president, chief administration officer and director of NMFC and executive vice president of New Mountain Private Credit Fund, New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C.. Mr. Weinstein served as a director and executive vice president of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024. Prior to joining New Mountain Capital in 2005, Mr. Weinstein was a Manager at Deloitte & Touche LLP and worked in that firm's merger and acquisition and private equity investor services areas. He also currently serves as a director of Bellerophon Therapeutics Inc., Great Oaks Foundation and Victory Education Partners. Mr. Weinstein sits on a number of boards of directors for professional and non-profit organizations. Mr. Weinstein received his B.S. from Binghamton University, is a member of the AICPA and is a New York State Certified Public Accountant.
Our Board has adopted a Code of Ethics that applies to our executive officers, which forms part of our broader compliance policies and procedures. See Part I—Item 1. Business—Compliance Policies and Procedures. The Board met four times during the fiscal year ended December 31, 2024 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2024.
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
Compensation of Directors
The following table sets forth compensation of our directors for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
John R. Kline	$—	$—	$—
Independent Directors
Alfred F. Hurley, Jr.	$20,917	$—	$20,917
Barbara Daniel	$20,667	$—	$20,667
John P. Malfettone	$30,875	$—	$30,875
David Ogens	$21,917	$—	$21,917

(1)No compensation will be paid to directors who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
Mr. Malfettone receives an annual retainer of $25,000, payable once per year. Ms. Daniel, and Messrs, Hurley and Ogens each receives a pro rata portion of a combined $50,000 annual retainer, payable once per year, if each of them attends at least 75% of board and committee meetings held during the previous year; provided, however, to the extent any of them does not satisfy the foregoing attendance requirement during the previous year, such director will not receive any portion of the $50,000 annual retainer and the retainer will be reapportioned among the other directors who did satisfy the attendance requirement. In addition, Independent Directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. For this purpose, actions taken by written consent relating to matters that supplement or follow up on items covered at regularly scheduled board meetings are treated as special board meetings. We also reimburse Independent Directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the year ended December 31, 2024, out-of-pocket expenses reimbursed were $1,556.
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
Compensation Committee Interlocks and Insider Participation
During fiscal year 2024 none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the

Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.
Compensation Committee Report
Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 6, 2025, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding shares, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 94,236,672 shares outstanding as of March 6, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own more than 5% of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such shares. Unless otherwise indicated, the address of all executive officers and directors is c/o NMF SLF I, Inc., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Shares Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Independent Directors
Alfred F. Hurley, Jr.	—	—	—%
Barbara Daniel	—	—	—%
John P. Malfettone	—	—	—%
David Ogens	—	—	—%
Executive Officers Who Are Not Directors
Joseph W. Hartswell	—	—	—%
Laura C. Holson	—	—	—%
Kris Corbett	—	—	—%
Adam B. Weinstein	—	—	—%
All Directors and Executive Officers as a Group (9 persons)	—	—	—%

Five-Percent Stockholders
UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account)(1)	Record	40,770,753	43.26%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account)(2)	Record	29,207,674	31.00%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account)(3)	Record	18,816,676	19.97%
NMF SLF Investments I, L.L.C.(4)	Record	5,441,568	5.77%

(1)Based upon information contained in Schedule 13D/A filed July 19, 2024 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207. The number of shares in the table above reflects additional shares issued pursuant to the DRIP since the latest Schedule 13D/A filing.
(2)    Based upon information contained in Schedule 13D/A filed July 19, 2024 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207.The number of shares in the table above reflects additional shares issued pursuant to the DRIP since the latest Schedule 13D/A filing.
(3)    Based upon information contained in Schedule 13D/A filed July 19, 2024 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account) is a Michigan trust whose address is 200 Walker Street, Detroit, Michigan 48207. The number of shares in the table above reflects additional shares issued pursuant to the DRIP since the latest Schedule 13D/A filing.
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
The Investment Management Agreement was most recently re-approved by the Board on January 29, 2025, at an in-person meeting, for a period of 12 months commencing on March 1, 2025. Unless earlier terminated as described below, each of the Investment Management Agreement and the Administration Agreement will remain in effect from year to year if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Management Agreement and Administration Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. Notwithstanding the foregoing, each of the Investment Management Agreement and the Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, provided, that, such termination will be directed or approved by the vote of a majority of our outstanding voting securities, by the vote of our directors, or by the Investment Adviser or Administrator (as applicable). If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the management fee.
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
In particular, we will only be able to participate in co-investment opportunities where in accordance with the terms of the Exemptive Order or where the only term being negotiated is price. Similarly, we will be restricted in our ability to dispose of certain investments in Portfolio Companies. As a result, we may be forced to forego certain investment or disposition opportunities that would otherwise be attractive for us to the extent co-investment is not permitted under the 1940 Act.
Where the terms of the Exemptive Order are met, including consent of the Board and the board of any other BDC participating in the transaction, or in respect of investment opportunities where the only term negotiated is price, we may typically invest alongside other accounts in accordance with the terms of the Investment Adviser's allocation policy.
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
Co-Investments
The Investment Adviser and its affiliates may, from time to time, subject to applicable law and conditions of the Exemptive Order, offer one or more stockholders or investors in other accounts and/or other third-party investors the opportunity to co-invest with us in particular investments, including through one or more co-mingled funds designed for co-investment with us. Except as otherwise agreed with any individual stockholders, the Investment Adviser and its affiliates are not obligated to arrange co-investment opportunities, and no stockholders will be obligated to participate in such an opportunity. The Investment Adviser and its affiliates have sole discretion as to the amount (if any) of a co-investment opportunity that will be allocated to particular stockholders or vehicles in which stockholders participate and may allocate co-investment opportunities instead to investors in other accounts or to third parties. The Investment Adviser or its affiliates may receive fees and/or allocations from co-investors, which may differ as among co-investors (and certain co-investors or co-investment vehicles may not be charged any fees), and also may differ from the fees borne by us.
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

	Year Ended December 31,
	2024	2023
Audit Fees	$325,000	$315,000
Audit-Related Fees	—	—
Tax Fees	73,800	87,000
All Other Fees	—	—
Total Fees	$398,800	$402,000
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
10.13
Second Amendment to Loan and Security Agreement, dated as of April 28, 2023, by and among NMF SLF I, SPV, L.L.C., as the borrower, New Mountain Finance Advisers BDC, L.L.C., as the collateral manager, NMF SLF I, Inc., as the equityholder and the seller, Wells Fargo Bank, National Association, as the administrative agent, the lender thereto, and as the collateral custodian (11)

10.14
Third Amendment to the Loan and Security Agreement, dated December 1, 2023, by and among NMF SLF I SPV, L.L.C., as the borrower, New Mountain Finance Advisers BDC, L.L.C., as the collateral manager, NMF SLF I, Inc., as the equityholder and the seller, Wells Fargo Bank, National Association, as the administrative agent, swingline lender, and collateral custodian, and the lenders from time to time party thereto(12)

10.15
Fourth Amendment to the Loan and Security Agreement, dated November 1, 2024, by and among NMF SLF I SPV, L.L.C., as the borrower, New Mountain Finance Advisers BDC, L.L.C., as the collateral manager, NMF SLF I, Inc., as the equityholder and the seller, Wells Fargo Bank, National Association, as the administrative agent, swingline lender, and collateral custodian, and the lenders from time to time party thereto*

10.16	Amended and Restated Custody Agreement, dated December 3, 2024, by and between NMF SLF I, Inc. and State Street Bank Trust Company*
14.1	Code of Ethics(2)
19.1	Insider Trading Policy and Procedures(12)
21.1	List of Subsidiaries: NMF SLF I SPV, L.L.C. (Delaware) NMF SLF I Opportunistic SPV, L.L.C. (Delaware)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

Exhibit Number	Description
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(8)Previously filed in connection with NMF SLF I, Inc.'s current report on Form 8-K filed on September 29, 2022.
(9)Previously filed in connection with NMF SLF I, Inc.'s current report on Form 8-K filed on August 19, 2022.
(10)Previously filed in connection with NMF SLF I, Inc.'s current report on Form 8-K filed on December 6, 2023.
(11)Previously filed in connection with NMF SLF I, Inc.'s quarterly report on Form 10-Q filed on May 15, 2023.
(12)Previously filed in connection with NMF SLF I, Inc.'s annual report on Form 10-K filed on March 6, 2024.
* Filed herewith.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2025.

NMF SLF I, Inc.
By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 6, 2025
John R. Kline

By:	/s/ KRIS CORBETT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2025
Kris Corbett

By:	/s/ BARBARA DANIEL	Director	March 6, 2025
Barbara Daniel

By:	/s/ ALFRED F. HURLEY, JR.	Director	March 6, 2025
Alfred F. Hurley, Jr.

By:	/s/ JOHN P. MALFETTONE	Director	March 6, 2025
John P. Malfettone

By:	/s/ DAVID OGENS	Director	March 6, 2025
David Ogens