Form 10-Q
period 2025-03-31
NMF SLF I, Inc.
filed 2025-05-14
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of May 14, 2025 was 94,236,672. As of March 31, 2025, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,425,384 and $1,451,005, respectively)	$1,419,651	$1,445,655
Cash and cash equivalents	44,431	20,399
Interest and dividend receivable	9,315	10,030
Receivable from unsettled securities sold	—	10,303
Other assets	875	485
Total assets	$1,474,272	$1,486,872
Liabilities
Borrowings
Wells Credit Facility	$463,900	$504,400
Deferred financing costs (net of accumulated amortization of $5,658 and $5,050, respectively)	(6,859)	(7,467)
Net borrowings	457,041	496,933
Distribution payable	24,502	—
Payable for unsettled securities purchased	5,236	—
Interest payable	2,717	2,908
Management fee payable	2,293	2,360
Payable to affiliates	225	122
Other liabilities	1,188	819
Total liabilities	493,202	503,142
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value 0.001, 500,000,000 shares authorized, 94,236,672 and 94,236,672 shares issued and outstanding, respectively	94	94
Paid in capital in excess of par	983,610	983,610
Accumulated (overdistributed) undistributed earnings	(2,634)	26
Total net assets	$981,070	$983,730
Total liabilities and net assets	$1,474,272	$1,486,872
Net asset value per share	$10.41	$10.44
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$35,505	$36,817
PIK interest income	1,395	2,309
Dividend income	205	—
Fee income	560	972
Total investment income	37,665	40,098
Expenses
Interest and other financing expenses	8,621	8,844
Management fee	2,293	2,131
Professional fees	342	305
Administrative expenses	318	312
Other general and administrative expenses	79	66
Total expenses	11,653	11,658
Net investment income	26,012	28,440
Net realized and unrealized (losses) gains
Net realized losses on investments	(3,787)	(592)
Net change in unrealized (depreciation) appreciation of investments	(383)	3,782
Net realized and unrealized (losses) gains	(4,170)	3,190
Net increase in net assets resulting from operations	$21,842	$31,630
Earnings per share (basic & diluted)	$0.23	$0.36
Weighted average shares of common stock outstanding - basic & diluted (See Note 10)	94,236,672	86,738,537

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$26,012	$28,440
Net realized losses on investments	(3,787)	(592)
Net change in unrealized (depreciation) appreciation of investments	(383)	3,782
Net increase in net assets resulting from operations	21,842	31,630
Capital transactions
Distributions declared to stockholders from net investment income	(24,502)	(28,451)
Reinvestment of distributions	—	56,514
Total net (decrease) increase in net assets resulting from capital transactions	(24,502)	28,063
Net (decrease) increase in net assets	(2,660)	59,693
Net assets at the beginning of the period	983,730	865,054
Net assets at the end of the period	$981,070	$924,747

Capital share activity
Shares issued from the reinvestment of distributions	—	5,430,849

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$21,842	$31,630
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized losses on investments	3,787	592
Net change in unrealized depreciation (appreciation) of investments	383	(3,782)
Amortization of purchase discount	(1,084)	(993)
Amortization of deferred financing costs	608	500
Non-cash investment income	(1,380)	(2,317)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(27,718)	(75,900)
Proceeds from sales and paydowns of investments	54,808	49,077
Cash paid for purchase of drawn portion of revolving credit facilities	(74)	—
Cash paid on drawn revolving credit facilities	(5,553)	(8,166)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	11	1,140
Cash repayments on drawn revolvers	2,824	4,784
Interest and dividend receivable	715	(1,570)
Receivable from unsettled securities sold	10,303	2,992
Other assets	(390)	(102)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	5,236	11,746
Interest payable	(191)	(138)
Management fee payable	(67)	62
Payable to affiliates	103	8
Other liabilities	369	(16)
Net cash flows provided by operating activities	64,532	9,547
Cash flows from financing activities
Proceeds from Wells Credit Facility	6,500	41,100
Repayment of Wells Credit Facility	(47,000)	(55,500)
Net cash flows used in financing activities	(40,500)	(14,400)
Net increase (decrease) in cash and cash equivalents	24,032	(4,853)
Cash and cash equivalents at the beginning of the period	20,399	22,158
Cash and cash equivalents at the end of the period	$44,431	$17,305

Supplemental disclosure of cash flow information
Cash interest paid	$7,936	$8,252
Non-cash operating activities:
Non-cash activity on investments	$16,388	$1,567
Non-cash financing activities:
Distribution declared and payable	$24,502	$28,451
Value of shares issued in connection with reinvestment of distributions	—	56,514
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.32%	12/2020	10/2028	$18,069	$17,966	$18,069
	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.30%	08/2021	10/2028	5,761	5,748	5,761
	First Lien(3)	SOFR(Q)	5.00%	9.30%	06/2021	10/2028	4,847	4,835	4,847
	First Lien(3)	SOFR(Q)	5.00%	9.30%	05/2022	10/2028	2,652	2,648	2,652
							31,329	31,197	31,329	3.19%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.94%	03/2022	03/2028	27,260	27,106	27,045
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	10.19%	03/2022	03/2028	2,748	2,737	2,726
							30,008	29,843	29,771	3.03%
Syndigo LLC
Software	First Lien(2)(6)	SOFR(Q)	4.50%	9.07%	12/2020	12/2027	25,490	25,264	25,490
	Second Lien(3)	SOFR(Q)	8.00%	12.55%	12/2020	12/2028	4,000	3,983	4,000
							29,490	29,247	29,490	3.01%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.55%	02/2020	05/2028	29,418	29,372	29,418	3.00%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	6.50%	11.06%	05/2024	07/2028	21,154	21,146	21,366
	Subordinated(3)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,537	3,530	3,590
	Subordinated(3)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	1,351	1,348	1,371
	First Lien(3)(4) - Drawn	SOFR(Q)	6.50%	11.07%	05/2024	07/2028	977	977	977
	First Lien(3)(4) - Drawn	SOFR(Q)	6.50%	11.06%	05/2024	07/2028	409	408	413
							27,428	27,409	27,717	2.83%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.83%	11/2020	11/2028	23,134	23,067	23,134
	First Lien(3)	SOFR(M)	4.50%	8.83%	11/2020	11/2028	4,561	4,542	4,561
							27,695	27,609	27,695	2.82%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)(3)(6)	SOFR(Q)	6.25%	10.54%	07/2023	05/2027	26,584	24,626	26,584	2.71%
iCIMS, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.04%	08/2022	08/2028	21,127	21,011	20,848
	First Lien(3)	SOFR(Q)	6.25%	10.54%	10/2022	08/2028	5,126	5,096	5,058
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	10.04%	08/2022	08/2028	206	211	203
							26,459	26,318	26,109	2.66%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

AAH Topco, LLC
Consumer Services	First Lien(3)	SOFR(M)	5.25%	9.67%	12/2021	12/2027	$11,600	$11,547	$11,600
	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.67%	12/2021	12/2027	11,487	11,428	11,487
	First Lien(3)(4) - Drawn	SOFR(M)	5.25%	9.67%	11/2023	12/2027	2,776	2,756	2,776
							25,863	25,731	25,863	2.64%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.07%	12/2020	12/2027	17,341	17,281	17,341
	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.07%	12/2020	12/2027	5,250	5,230	5,249
	First Lien(3)	SOFR(M)	4.75%	9.07%	01/2022	12/2027	2,557	2,545	2,557
							25,148	25,056	25,147	2.56%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.82%	12/2021	12/2028	23,103	22,963	23,103
	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.82%	05/2022	12/2028	1,462	1,453	1,462
							24,565	24,416	24,565	2.50%
Diamondback Acquisition, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.50%	9.92%	09/2021	09/2028	24,504	24,365	24,504	2.50%
OEConnection LLC
Software	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.32%	04/2024	04/2031	19,871	19,783	19,871
	First Lien(3)	SOFR(M)	5.00%	9.32%	04/2024	04/2031	3,467	3,450	3,467
							23,338	23,233	23,338	2.38%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.29%	09/2021	09/2028	23,117	22,985	23,117	2.36%
Anaplan, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.30%	06/2022	06/2029	22,884	22,727	22,884	2.33%
PDQ.com Corporation
Software	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.81%	09/2021	08/2027	13,056	13,026	13,056
	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.81%	09/2021	08/2027	8,944	8,923	8,944
	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.80%	10/2023	08/2027	694	689	694
							22,694	22,638	22,694	2.31%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	2.50% + 4.00%/PIK	10.90%	12/2021	12/2028	24,272	24,150	21,483
	First Lien(3)	SOFR(Q)*	2.50% + 4.00%/PIK	10.90%	12/2021	12/2028	1,262	1,260	1,117
							25,534	25,410	22,600	2.30%
Thermostat Purchaser III, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.25%	8.55%	08/2021	08/2028	18,478	18,452	18,478
	First Lien(3)	SOFR(Q)	4.25%	8.55%	08/2021	08/2028	3,324	3,316	3,324
							21,802	21,768	21,802	2.22%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Eclipse Topco, Inc. (9)
Eclipse Buyer, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.06%	09/2024	09/2031	$21,348	$21,249	$21,242	2.17%
Pioneer Topco I, L.P. (7)
Pioneer Buyer I, LLC
Software	First Lien(3)	SOFR(Q)	6.00%	10.30%	11/2021	11/2028	18,231	18,164	18,231
	First Lien(3)	SOFR(Q)	6.00%	10.30%	03/2022	11/2028	1,985	1,976	1,985
							20,216	20,140	20,216	2.06%
MRI Software LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.05%	01/2020	02/2027	10,664	10,647	10,664
	First Lien(3)	SOFR(Q)	4.75%	9.05%	01/2020	02/2027	3,048	3,038	3,048
	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.05%	03/2021	02/2027	3,025	3,023	3,025
	First Lien(3)	SOFR(Q)	4.75%	9.05%	03/2021	02/2027	2,830	2,827	2,830
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.05%	08/2024	02/2027	525	521	525
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.05%	01/2020	02/2027	79	82	79
							20,171	20,138	20,171	2.06%
Notorious Topco, LLC
Consumer Products	First Lien(2)(3)(6)	SOFR(Q)*	4.75% +2.50%/PIK	11.71%	11/2021	11/2027	21,148	21,068	17,914
	First Lien(3)	SOFR(Q)*	4.75% + 2.50%/PIK	11.71%	11/2021	11/2027	1,843	1,837	1,561
	First Lien(3)(4) - Drawn	SOFR(Q)	6.75%	11.21%	11/2021	05/2027	492	496	417
							23,483	23,401	19,892	2.03%
NC Topco, LLC
Software	First Lien(2)(3)(6)	SOFR(M)*	2.50% + 2.75%/PIK	9.57%	08/2024	09/2031	19,824	19,734	19,725	2.01%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.15%	08/2021	08/2028	16,478	16,385	16,333
	First Lien(3)	SOFR(Q)	5.75%	10.15%	08/2021	08/2028	1,735	1,732	1,719
	First Lien(3)	SOFR(Q)	5.75%	10.15%	08/2021	08/2027	1,348	1,342	1,336
							19,561	19,459	19,388	1.98%
Model N, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.05%	06/2024	06/2031	18,762	18,677	18,668	1.90%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.90%	10/2021	10/2028	11,999	11,929	11,999
	First Lien(3)	SOFR(Q)	5.50%	9.90%	10/2021	10/2028	5,741	5,715	5,741
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.90%	10/2021	10/2027	775	777	775
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.90%	06/2022	10/2028	59	57	59
	First Lien(3)	SOFR(Q)	5.50%	9.90%	10/2021	10/2028	48	45	48
							18,622	18,523	18,622	1.90%
Relativity ODA LLC
Software	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.82%	05/2021	05/2029	18,592	18,504	18,592	1.90%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.14%	10/2021	10/2028	$11,369	$11,303	$11,146
	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.14%	12/2021	10/2028	7,146	7,103	7,006
							18,515	18,406	18,152	1.85%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.06%	06/2024	08/2029	9,831	9,831	9,831
	First Lien(3)	SOFR(Q)	6.00%	10.31%	09/2023	08/2029	5,932	5,909	5,932
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.56%	08/2024	08/2029	2,380	2,368	2,380
							18,143	18,108	18,143	1.85%
Oranje Holdco, Inc.
Education	First Lien(3)	SOFR(Q)	7.75%	12.04%	01/2023	02/2029	14,453	14,324	14,453
	First Lien(3)	SOFR(Q)	7.25%	11.54%	06/2024	02/2029	3,545	3,514	3,545
							17,998	17,838	17,998	1.83%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.05%	08/2024	08/2031	13,914	13,850	13,845
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.05%	08/2024	08/2031	3,237	3,222	3,221
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.05%	08/2024	08/2031	736	734	733
							17,887	17,806	17,799	1.81%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.31%	12/2021	11/2028	16,528	16,414	16,528
	First Lien(3)	SOFR(Q)	5.75%	10.31%	12/2021	11/2028	1,261	1,254	1,261
							17,789	17,668	17,789	1.81%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.71%	05/2022	09/2027	14,565	14,489	14,565
	First Lien(3)	SOFR(Q)	5.25%	9.71%	05/2022	09/2027	2,868	2,861	2,868
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.70%	05/2022	09/2027	254	257	254
							17,687	17,607	17,687	1.80%
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)*	3.00% + 3.25%/PIK	10.71%	04/2021	04/2028	18,131	18,054	17,215	1.75%
Superman Holdings, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.80%	08/2024	08/2031	13,912	13,879	13,877
	First Lien(3)(4) - Drawn	SOFR(M)	4.50%	8.80%	08/2024	08/2031	2,898	2,891	2,891
							16,810	16,770	16,768	1.71%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.05%	07/2024	07/2031	15,402	15,331	15,325
	First Lien(3)(4) - Drawn	SOFR(M)	4.75%	9.06%	07/2024	07/2031	1,352	1,346	1,345
							16,754	16,677	16,670	1.70%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CentralSquare Technologies, LLC
Software	First Lien(2)(3)(6)	SOFR(M)*	2.88% + 3.38%/PIK	10.57%	04/2024	04/2030	$15,455	$15,296	$15,455	1.58%
Enverus Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.50%	9.82%	12/2023	12/2029	14,947	14,853	14,947
	First Lien(3)	SOFR(M)	5.50%	9.82%	12/2023	12/2029	467	465	467
							15,414	15,318	15,414	1.57%
Foundational Education Group, Inc.
Education	First Lien(2)(3)(6)	SOFR(Q)	3.75%	8.30%	08/2021	08/2028	9,167	9,142	8,732
	Second Lien(2)(3)(6)	SOFR(Q)	6.50%	11.05%	08/2021	08/2029	6,488	6,467	6,488
							15,655	15,609	15,220	1.55%
Businessolver.com, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.90%	12/2021	12/2027	14,413	14,382	14,413
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.90%	12/2021	12/2027	531	531	531
							14,944	14,913	14,944	1.52%
Coupa Holdings, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.54%	02/2023	02/2030	14,383	14,255	14,383	1.47%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.75%	11.05%	10/2024	11/2029	14,451	14,281	14,270	1.45%
Eisner Advisory Group LLC
Financial Services	First Lien(2)(6)	SOFR(M)	4.00%	8.32%	02/2024	02/2031	14,187	14,080	14,196	1.45%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.45%	12/2021	12/2029	7,408	7,369	7,408
	First Lien(3)	SOFR(Q)	5.00%	9.45%	12/2021	12/2029	2,487	2,474	2,487
	First Lien(3)	SOFR(Q)	5.00%	9.45%	12/2021	12/2029	2,471	2,458	2,471
	First Lien(3)	SOFR(Q)	5.00%	9.45%	07/2022	12/2029	1,613	1,604	1,613
							13,979	13,905	13,979	1.42%
Bullhorn, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.32%	09/2020	10/2029	9,093	9,073	9,093
	First Lien(3)	SOFR(M)	5.00%	9.32%	05/2024	10/2029	4,602	4,602	4,602
							13,695	13,675	13,695	1.40%
YLG Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.05%	06/2024	12/2030	7,089	7,089	7,089
	First Lien(3)	SOFR(Q)	4.75%	9.05%	06/2024	12/2030	6,354	6,321	6,354
							13,443	13,410	13,443	1.37%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.32%	11/2023	11/2030	12,583	12,552	12,583
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.32%	11/2023	11/2030	829	826	829
							13,412	13,378	13,412	1.37%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Runway Bidco, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.30%	12/2024	12/2031	$13,453	$13,388	$13,386	1.36%
USRP Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.32%	07/2021	12/2029	11,274	11,258	11,274
	First Lien(3)	SOFR(M)	5.00%	9.32%	07/2023	12/2029	1,501	1,480	1,501
	First Lien(3)	SOFR(M)	5.00%	9.32%	07/2021	12/2029	465	462	465
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.32%	08/2024	12/2029	71	71	71
							13,311	13,271	13,311	1.36%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.17%	06/2022	06/2028	11,274	11,274	11,227
	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.17%	02/2025	06/2028	1,516	1,505	1,509
	First Lien(3)(4) - Drawn	SOFR(S)	5.75%	10.13%	06/2022	06/2028	216	216	215
							13,006	12,995	12,951	1.32%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.55%	05/2022	05/2029	9,874	9,808	9,874
	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.05%	10/2023	05/2029	2,985	2,961	2,985
							12,859	12,769	12,859	1.31%
KWOR Intermediate I, Inc. (10)
KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)*	1.00% + 5.25%/PIK	10.56%	02/2025	02/2030	9,250	9,250	9,250
	Subordinated(3)	SOFR(Q)*	8.00%/PIK	12.31%	02/2025	02/2030	3,083	3,083	3,083
	First Lien(3)	SOFR(Q)	5.25%	9.56%	02/2025	02/2030	77	77	77
	First Lien(3)	SOFR(Q)	5.25%	9.56%	02/2025	02/2030	51	51	51
							12,461	12,461	12,461	1.27%
Nielsen Consumer Inc.**
Business Services	First Lien(2)(6)	SOFR(M)	3.50%	7.82%	06/2024	03/2028	11,999	11,439	11,973	1.22%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.32%	10/2021	10/2028	10,203	10,144	10,203
	First Lien(3)	SOFR(M)	5.00%	9.32%	10/2021	10/2028	860	856	860
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.32%	07/2024	10/2028	76	76	76
	First Lien(3)	SOFR(M)	5.00%	9.32%	10/2021	10/2028	51	51	51
							11,190	11,127	11,190	1.14%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.17%	07/2023	10/2030	7,033	6,998	7,033
	First Lien(3)	SOFR(M)	4.75%	9.17%	07/2023	10/2030	4,117	4,103	4,117
							11,150	11,101	11,150	1.14%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CFS Management, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	6.25% + 2.25%/PIK	13.06%	09/2021	09/2026	$9,203	$9,187	$8,052
	First Lien(3)	SOFR(Q)*	6.25% + 2.25%/PIK	13.06%	09/2021	09/2026	3,526	3,526	3,085
							12,729	12,713	11,137	1.14%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.67%	09/2021	09/2027	11,077	11,024	11,077	1.13%
GraphPAD Software, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.05%	06/2024	06/2031	10,127	10,104	10,127
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.05%	06/2024	06/2031	253	253	253
							10,380	10,357	10,380	1.06%
Diligent Corporation
Software	First Lien(2)(3)(6)	SOFR(Q)	0.05	9.31%	04/2024	08/2030	8,504	8,476	8,504
	First Lien(3)	SOFR(Q)	5.00%	9.31%	04/2024	08/2030	1,458	1,453	1,458
							9,962	9,929	9,962	1.02%
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)*	2.75% +3.25%/PIK	10.42%	08/2021	08/2028	7,388	7,349	7,125
	First Lien(3)	SOFR(M)*	2.75% + 3.25%/PIK	10.42%	08/2021	08/2028	1,418	1,406	1,368
	First Lien(3)	SOFR(M)*	2.75% + 3.25%/PIK	10.42%	08/2021	08/2028	1,310	1,306	1,263
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	9.92%	08/2021	08/2027	94	98	91
							10,210	10,159	9,847	1.00%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)*	2.75% + 2.75%/PIK	9.83%	08/2024	08/2031	9,345	9,260	9,252
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.32%	08/2024	08/2030	505	501	500
							9,850	9,761	9,752	0.99%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.57%	09/2022	10/2029	9,671	9,570	9,671	0.99%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(S)	4.75%	9.03%	10/2023	12/2028	8,490	8,457	8,490
	First Lien(3)	SOFR(S)	4.75%	9.03%	10/2023	12/2028	1,134	1,125	1,134
							9,624	9,582	9,624	0.98%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.17%	07/2021	07/2028	5,931	5,887	5,931
	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.17%	07/2022	07/2028	3,503	3,482	3,503
	Subordinated(3)	SOFR(Q)	7.50%	11.90%	07/2022	07/2029	1	1	1
							9,435	9,370	9,435	0.96%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Xactly Corporation
Software	First Lien(2)(3)(6)	SOFR(Q)	6.25%	10.66%	06/2020	07/2027	$9,449	$9,039	$9,360	0.95%
Houghton Mifflin Harcourt Company
Education	First Lien(2)(6)	SOFR(M)	5.25%	9.67%	10/2023	04/2029	9,390	9,158	9,295	0.95%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.09%	10.55%	03/2021	03/2028	7,401	7,346	7,401
	First Lien(3)	SOFR(Q)	6.09%	10.55%	03/2021	03/2028	1,535	1,531	1,535
							8,936	8,877	8,936	0.91%
RXB Holdings, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.94%	07/2021	12/2027	6,205	6,197	6,205
	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.57%	06/2023	12/2027	2,449	2,407	2,449
							8,654	8,604	8,654	0.88%
Power Grid Holdings, Inc.
Business Products	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.05%	11/2023	12/2030	8,474	8,420	8,474	0.86%
Ciklum Inc.**
Business Services	First Lien(2)(3)(6)	SOFR(Q)	6.50%	10.89%	02/2024	02/2030	7,492	7,412	7,492	0.76%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(M)	6.00%	10.32%	10/2023	11/2030	7,281	7,218	7,162	0.73%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.41%	10.70%	03/2021	04/2028	6,188	6,165	6,056
	First Lien(3)	SOFR(Q)	6.41%	10.70%	03/2021	04/2028	513	511	502
	First Lien(3)	SOFR(Q)	6.41%	10.70%	03/2021	04/2028	353	352	345
	First Lien(3)	SOFR(Q)	6.50%	10.80%	12/2022	04/2028	240	238	236
							7,294	7,266	7,139	0.73%
Maverick Bidco Inc.
Software	Second Lien(3)	SOFR(Q)	6.75%	11.19%	04/2021	05/2029	6,800	6,788	6,800	0.69%
Bonterra LLC
Software	First Lien(2)(6)	SOFR(Q)	5.00%	9.30%	03/2025	03/2032	6,653	6,637	6,637
	First Lien(4) - Drawn	SOFR(Q)	5.00%	9.30%	03/2025	03/2032	117	117	117
							6,770	6,754	6,754	0.69%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(6)	SOFR(S)	5.25%	9.76%	06/2021	06/2028	4,966	4,944	4,966
	First Lien(3)	SOFR(S)	5.25%	9.62%	06/2021	06/2028	1,442	1,434	1,442
	First Lien(3)(4) - Drawn	SOFR(S)	4.50%	8.82%	06/2021	06/2028	223	222	223
							6,631	6,600	6,631	0.68%
Bayou Intermediate II, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	4.50%	9.05%	03/2024	08/2028	6,423	6,396	6,423	0.65%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(6)	SOFR(Q)*	6.75% +2.00%/PIK	13.05%	07/2021	07/2027	$5,534	$5,508	$5,534
	First Lien(3)(4) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	13.08%	07/2021	07/2026	697	695	697
							6,231	6,203	6,231	0.64%
Pushpay USA Inc.**
Software	First Lien(2)(3)(6)	SOFR(Q)	4.00%	8.30%	08/2024	08/2031	6,231	6,173	6,231	0.64%
Planview Parent, Inc.
Software	Second Lien(2)(6)	SOFR(Q)	5.75%	10.05%	06/2024	12/2028	6,000	5,987	5,977	0.61%
CommerceHub, Inc.
Software	First Lien(3)	SOFR(Q)	6.25%	10.56%	06/2023	12/2027	5,977	5,715	5,977	0.61%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.69%	09/2021	09/2027	5,006	4,996	5,006
	First Lien(3)	SOFR(M)	5.25%	9.69%	09/2021	09/2027	809	807	809
	First Lien(3)(4) - Drawn	P(Q)	4.25%	11.75%	09/2021	09/2027	83	84	83
							5,898	5,887	5,898	0.60%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.07%	05/2024	06/2031	5,616	5,579	5,574
	First Lien(3)	SOFR(M)	4.75%	9.07%	05/2024	06/2031	241	241	240
							5,857	5,820	5,814	0.59%
PDI TA Holdings, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.79%	01/2024	02/2031	4,565	4,546	4,565
	First Lien(3)	SOFR(Q)	5.50%	9.79%	01/2024	02/2031	1,151	1,148	1,151
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.79%	01/2024	02/2031	65	66	65
							5,781	5,760	5,781	0.59%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.82%	02/2020	02/2028	5,685	5,680	5,685
	First Lien(3)(4) - Drawn	SOFR(M)	4.50%	8.82%	02/2020	02/2028	70	73	70
							5,755	5,753	5,755	0.59%
Icefall Parent, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	6.50%	10.79%	01/2024	01/2030	5,652	5,604	5,652	0.58%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.07%	12/2021	12/2028	3,522	3,502	3,522
	First Lien(3)	SOFR(M)	4.75%	9.07%	12/2021	12/2028	1,381	1,375	1,381
	First Lien(3)	SOFR(M)	4.75%	9.07%	12/2021	12/2028	394	392	394
	First Lien(3)(4) - Drawn	SOFR(S)	4.75%	9.18%	06/2024	12/2028	303	300	303
							5,600	5,569	5,600	0.57%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Park Place Technologies, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.54%	07/2024	03/2031	$4,963	$4,951	$4,950
	First Lien(3)(4) - Drawn	SOFR(M)	5.25%	9.57%	07/2024	03/2031	401	397	400
	First Lien(3)(4) - Drawn	SOFR(M)	5.25%	9.57%	07/2024	03/2030	137	136	136
							5,501	5,484	5,486	0.56%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.89%	10/2021	10/2028	4,282	4,258	4,145
	First Lien(3)	SOFR(Q)	5.50%	9.91%	06/2022	10/2028	735	730	711
	First Lien(3)	SOFR(Q)	5.50%	9.89%	10/2021	10/2028	491	488	475
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	10.16%	11/2023	10/2028	12	12	12
							5,520	5,488	5,343	0.54%
Viper Bidco, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.30%	11/2024	11/2031	5,167	5,142	5,141	0.52%
ComPsych Investments Corp.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.04%	07/2024	07/2031	5,033	5,022	5,021	0.51%
eResearchTechnology, Inc.
Healthcare	First Lien(2)(6)	SOFR(M)	4.75%	9.07%	03/2025	01/2032	5,026	4,976	4,976
	First Lien(4) - Drawn	SOFR(M)	4.75%	9.07%	03/2025	01/2032	47	47	47
							5,073	5,023	5,023	0.51%
Perforce Software, Inc.
Software	First Lien(2)(6)	SOFR(M)	4.75%	9.07%	03/2024	03/2031	5,090	5,067	4,782	0.49%
Calabrio, Inc.
Software	First Lien(3)	SOFR(Q)	5.50%	9.81%	04/2021	04/2027	3,956	3,944	3,956
	First Lien(3)	SOFR(Q)	5.50%	9.81%	01/2024	04/2027	601	597	601
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.81%	04/2021	04/2027	206	207	206
							4,763	4,748	4,763	0.49%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	3.38% +3.38%/PIK	11.19%	02/2022	02/2028	4,223	4,201	4,223
	First Lien(2)(3)(4) - Drawn	SOFR(Q)*	3.38% +3.38%/PIK	11.19%	02/2022	02/2028	385	385	385
							4,608	4,586	4,608	0.47%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.32%	08/2024	08/2031	4,225	4,205	4,204
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.32%	08/2024	08/2031	367	365	365
							4,592	4,570	4,569	0.47%
Bluefin Holding, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	6.50%	10.80%	09/2023	09/2029	4,128	4,086	4,128	0.42%
Greenway Health, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.75%	11.05%	12/2023	04/2029	4,086	4,037	4,086	0.42%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Project Accelerate Parent, LLC
Software	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.57%	02/2024	02/2031	$4,020	$4,002	$4,020	0.41%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)	SOFR(Q)	7.00%	11.48%	05/2021	05/2027	3,956	3,939	3,956	0.40%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)(6)	SOFR(M)	6.75%	11.19%	05/2021	05/2029	6,000	5,976	3,932	0.40%
Radwell Parent, LLC
Distribution & Logistics	First Lien(3)	SOFR(Q)	5.50%	9.80%	11/2022	04/2029	3,671	3,632	3,671
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.80%	11/2022	04/2029	75	75	75
							3,746	3,707	3,746	0.38%
STATS Intermediate Holdings, LLC**
Business Services	First Lien(2)(6)	SOFR(Q)	5.25%	9.83%	08/2021	07/2026	3,841	3,841	3,725	0.38%
Next Holdco, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.55%	11/2023	11/2030	3,514	3,493	3,514	0.36%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.55%	10/2023	10/2030	3,287	3,259	3,287	0.34%
Michael Baker International, LLC
Business Services	First Lien(2)(6)	SOFR(M)	4.00%	8.32%	05/2024	12/2028	3,172	3,158	3,168	0.32%
Adelaide Borrower, LLC**
Software	First Lien(2)(3)(6)	SOFR(Q)	6.25%	10.55%	05/2024	05/2030	3,054	3,028	3,054	0.31%
Convey Health Solutions, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(S)*	1.00% +4.25%/PIK	9.57%	02/2022	07/2029	3,124	3,108	2,874	0.29%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.32%	06/2021	06/2028	2,796	2,773	2,715
	First Lien(3)(4) - Drawn	SOFR(M)	4.00%	8.44%	06/2021	06/2026	94	95	91
	First Lien(3)	SOFR(Q)	5.75%	10.31%	06/2021	06/2028	22	22	21
							2,912	2,890	2,827	0.29%
LogRhythm, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	7.50%	11.81%	07/2024	07/2029	2,727	2,692	2,682	0.27%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	6.00%	10.42%	10/2022	10/2029	2,500	2,171	2,389	0.24%
KENE Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.54%	02/2024	02/2031	2,275	2,255	2,275
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.54%	02/2024	02/2031	105	104	105
							2,380	2,359	2,380	0.24%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

More cowbell II LLC
Business Services	First Lien(2)(3)(6)	SOFR(A)	5.00%	8.89%	08/2023	09/2030	$2,105	$2,092	$2,105
	First Lien(3)(4) - Drawn	SOFR(S)	5.00%	9.20%	08/2023	09/2029	56	56	56
							2,161	2,148	2,161	0.22%
Galway Borrower LLC
Business Services	First Lien(3)	SOFR(Q)	4.50%	8.80%	04/2024	09/2028	1,171	1,155	1,159
	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.80%	04/2024	09/2028	707	702	700
							1,878	1,857	1,859	0.19%
KENG Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.32%	08/2023	08/2029	1,192	1,180	1,192
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.32%	08/2023	08/2029	566	561	566
							1,758	1,741	1,758	0.18%
Ambrosia Holdco Corp. (8)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(3)	SOFR(M)*	2.00%+3.25%/PIK	9.57%	01/2024	06/2029	1,739	1,692	1,467
	First Lien(3)	SOFR(M)*	1.00% +3.00%/PIK	8.32%	03/2024	06/2029	221	182	183
	Subordinated(3)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	47	47	47
							2,007	1,921	1,697	0.17%
Accession Risk Management Group, Inc.
Business Services	First Lien(3)	SOFR(Q)	4.75%	9.04%	08/2024	11/2029	1,205	1,202	1,205
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.05%	08/2024	11/2029	93	88	93
							1,298	1,290	1,298	0.13%
Total Funded Debt Investments - United States							$1,423,010	$1,412,681	$1,407,254	143.43%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(3)	SOFR(Q)	5.00%	9.29%	12/2022	12/2029	$2,234	$2,209	$2,234
	First Lien(3)	SOFR(Q)	5.00%	9.29%	12/2023	12/2029	870	863	870
							3,104	3,072	3,104	0.32%
Funded Debt Investments - Australia							$3,104	$3,072	$3,104	0.32%
Total Funded Debt Investments							$1,426,114	$1,415,753	$1,410,358	143.75%
Equity - United States
Eclipse Topco, Inc.
Software	Preferred Shares(3)(9)	FIXED(S)*	12.50%/PIK	12.50%	09/2024	—	569	$5,860	$5,858	0.60%
KWOR Intermediate I, Inc.
Business Services	Preferred Shares(3)(10)	SOFR(Q)*	8.00%/PIK	12.31%	02/2025	—	2,056	2,056	2,056
	Ordinary Shares(3)(10)	—	—	—	02/2025	—	1,922	1,999	1,871
								4,055	3,927	0.40%
Ambrosia Holdco Corp.
Distribution & Logistics	Ordinary Shares(3)(8)	—	—	—	01/2024	—	19,197	205	196	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Pioneer Topco I, L.P.
Software	Ordinary Shares(3)(7)	—	—	—	11/2021	—	10	$—	$—	—%
Total Shares - United States								$10,120	$9,981	1.02%
Total Shares								$10,120	$9,981	1.02%
Total Funded Investments								$1,425,873	$1,420,339	144.77%
Unfunded Debt Investments - United States
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	07/2028	$343	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	07/2028	1,237	—	12
							1,580	—	12	—%
Accession Risk Management Group, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	2,035	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	11/2029	371	(1)	—
							2,406	(1)	—	—%
Coupa Holdings, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2023	08/2025	1,294	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2023	02/2029	991	(7)	—
							2,285	(7)	—	—%
PDQ.com Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2025	458	—	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2021	08/2027	2,458	(6)	—
							2,916	(6)	—	—%
Riskonnect Parent, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	03/2024	03/2026	4,127	—	—	—%
Businessolver.com, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2021	06/2025	1,698	—	—	—%
Power Grid Holdings, Inc.
Business Products	First Lien(3)(4) - Undrawn	—	—	—	11/2023	12/2030	1,511	(12)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	06/2024	12/2030	629	—	—	—%
Wealth Enhancement Group, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	08/2021	10/2028	516	(1)	—	—%
Ambrosia Holdco Corp. (8)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	10/2024	10/2026	208	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

FS WhiteWater Borrower, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	03/2025	03/2027	$2,674	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2029	1,216	(6)	—
							3,890	(6)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	02/2020	02/2028	631	(3)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	249	(1)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2028	2,862	(17)	—	—%
Bullhorn, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	957	(2)	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2020	10/2029	647	—	—
							1,604	(2)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2027	271	(1)	—	—%
MRI Software LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2024	09/2026	1,181	—	—
	First Lien(3)(4) - Undrawn	—	—	—	01/2020	02/2027	1,340	(7)	—
							2,521	(7)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2028	484	(2)	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2021	04/2025	31	—	—
							515	(2)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	11/2022	04/2029	207	(3)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	02/2022	12/2025	144	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2022	02/2028	603	(3)	—
							747	(3)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	06/2024	12/2025	1,096	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	376	(2)	—
							1,472	(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Infogain Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2026	$1,236	$(3)	$—	—%
Daxko Acquisition Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	1,835	—	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2028	1,165	(6)	—
							3,000	(6)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2022	05/2026	1,715	(13)	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2022	10/2029	1,339	(13)	—
							3,054	(26)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2027	947	(9)	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2025	1,964	—	—
							2,911	(9)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2022	09/2027	723	(7)	—
	First Lien(3)(4) - Undrawn	—	—	—	03/2024	03/2026	2,153	(1)	—
							2,876	(8)	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	12/2020	12/2027	3,507	(13)	—	—%
Oranje Holdco, Inc.
Education	First Lien(3)(4) - Undrawn	—	—	—	01/2023	02/2029	1,807	(15)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	12/2029	714	(3)	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	3,778	—	—
							4,492	(3)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	3,656	—	—	—%
OA Buyer, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2028	3,041	(19)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	310	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,413	(6)	—
	First Lien(4) - Undrawn	—	—	—	03/2025	03/2027	2,500	—	—
							4,223	(6)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KWOR Intermediate I, Inc. (10)
KWOR Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2025	02/2027	$2,048	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	02/2025	02/2030	1,543	—	—
							3,591	—	—	—%
Next Holdco, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	587	—	—
	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2029	220	(1)	—
							807	(1)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2024	02/2026	500	(2)	—
	First Lien(3)(4) - Undrawn	—	—	—	01/2024	02/2031	425	(2)	—
							925	(4)	—	—%
Bluefin Holding, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2023	09/2029	407	(4)	—	—%
Project Accelerate Parent, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2031	579	(2)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2026	909	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2031	304	(3)	—
							1,213	(3)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2028	844	(4)	—	—%
Calabrio, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2021	04/2027	274	(2)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2020	05/2028	1,918	(5)	—	—%
Icefall Parent, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2024	01/2030	538	(4)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2030	799	(6)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	1,484	(6)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KENG Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2029	$329	$(3)	$—
	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	256	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2025	344	—	—
							929	(3)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2025	287	(1)	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2029	1,149	(7)	—
							1,436	(8)	—	—%
Ciklum Inc.**
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2024	08/2025	9,453	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2030	2,363	(24)	—
							11,816	(24)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2021	11/2027	2,590	(9)	—	—%
Diligent Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2026	1,458	(5)	—
	First Lien(3)(4) - Undrawn	—	—	—	04/2024	08/2030	972	(3)	—
							2,430	(8)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	1,980	—	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	2,000	—	—	—%
Adelaide Borrower, LLC**
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	681	—	—
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2030	433	(4)	—
							1,114	(4)	—	—%
OEConnection LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2031	2,172	(9)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2030	1,708	(18)	—	—%
More cowbell II LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	09/2025	232	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	09/2029	246	(2)	—
							478	(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Brave Parent Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2023	05/2025	$607	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2030	722	(2)	—
							1,329	(2)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2026	74	(1)	—	—%
Relativity ODA LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2029	1,588	(7)	—	—%
GraphPAD Software, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2031	954	(2)	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2026	2,290	(6)	—
							3,244	(8)	—	—%
Bonterra LLC
Software	First Lien(4) - Undrawn	—	—	—	03/2025	03/2027	719	—	—
	First Lien(4) - Undrawn	—	—	—	03/2025	03/2032	602	(2)	(2)
							1,321	(2)	(2)	(0.00)%
Park Place Technologies, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	09/2025	379	—	(1)
	First Lien(3)(4) - Undrawn	—	—	—	07/2024	03/2030	449	(1)	(1)
							828	(1)	(2)	(0.00)%
ComPsych Investments Corp.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2027	1,444	—	(4)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2028	863	—	(4)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2026	130	(2)	(4)	(0.00)%
LogRhythm, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2029	273	(3)	(5)	(0.00)%
Xactly Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2020	07/2027	551	(6)	(5)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	339	(2)	(2)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	1,059	—	(5)
							1,398	(2)	(7)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

eResearchTechnology, Inc.
Healthcare	First Lien(4) - Undrawn	—	—	—	03/2025	03/2026	$834	$(4)	$(4)
	First Lien(4) - Undrawn	—	—	—	03/2025	01/2027	901	(5)	(5)
	First Lien(4) - Undrawn	—	—	—	03/2025	10/2031	474	(5)	(5)
							2,209	(14)	(14)	(0.00)%
Superman Holdings, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	1,634	—	(4)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	2,010	(5)	(5)
							3,644	(5)	(9)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	543	—	(5)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2030	581	(6)	(6)
							1,124	(6)	(11)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	03/2022	03/2028	1,649	(16)	(13)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	06/2026	886	(2)	(7)
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	06/2030	1,242	(9)	(9)
							2,128	(11)	(16)	(0.00)%
Eclipse Topco, Inc. (9)
Eclipse Buyer, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2024	09/2026	3,619	—	(18)	(0.00)%
iCIMS, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2022	08/2028	1,665	(15)	(22)	(0.00)%
ACI Group Holdings, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	08/2021	08/2027	693	(7)	(25)	(0.00)%
Runway Bidco, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2024	12/2031	1,671	(8)	(8)
	First Lien(3)(4) - Undrawn	—	—	—	12/2024	12/2026	3,342	—	(17)
							5,013	(8)	(25)	(0.00)%
Vessco Midco Holdings, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2031	1,711	(8)	(9)
	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	3,782	—	(19)
							5,493	(8)	(28)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	1,019	—	(29)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Model N, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2031	$2,052	$(9)	$(10)
	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2026	3,848	—	(19)
							5,900	(9)	(29)	(0.01)%
PetVet Care Centers, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	10/2023	11/2025	962	—	(16)
	First Lien(3)(4) - Undrawn	—	—	—	10/2023	11/2029	962	(7)	(16)
							1,924	(7)	(32)	(0.01)%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	2,315	(12)	(12)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	4,944	—	(25)
							7,259	(12)	(37)	(0.01)%
NC Topco, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2024	09/2031	2,256	(10)	(11)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	5,640	—	(28)
							7,896	(10)	(39)	(0.01)%
Project Essential Bidco, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2021	04/2027	2,241	(7)	(113)	(0.01)%
Notorious Topco, LLC
Consumer Products	First Lien(3)(4) - Undrawn	—	—	—	11/2021	05/2027	1,352	(10)	(207)	(0.02)%
Total Unfunded Debt Investments - United States							$176,551	$(487)	$(688)	(0.07)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2022	12/2028	$208	$(2)	$—	—%
Total Unfunded Debt Investments - Australia							$208	$(2)	$—	—%
Total Unfunded Debt Investments							$176,759	$(489)	$(688)	(0.07)%
Total Non-Controlled/Non-Affiliated Investments								$1,425,384	$1,419,651	144.70%
Total Investments								$1,425,384	$1,419,651	144.74%

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

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S), or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2025.
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
(10)The Company holds preferred equity, ordinary shares and subordinated notes in KWOR Intermediate I, Inc. The Company holds three first lien term loans, a first lien delayed draw and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, Inc.
*    All or a portion of interest contains payment-in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2025, 2.41% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

March 31, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	96.64%
Second lien	2.08%
Subordinated	0.57%
Equity and other	0.71%
Total investments	100.00%

March 31, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	39.69%
Business Services	23.06%
Healthcare	15.44%
Financial Services	7.82%
Consumer Services	4.59%
Education	2.99%
Food & Beverage	1.87%
Consumer Products	1.39%
Packaging	1.31%
Distribution & Logistics	0.80%
Business Products	0.60%
Specialty Chemicals & Materials	0.44%
Total investments	100.00%

March 31, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	99.23%
Fixed rates	0.77%
Total investments	100.00%

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
(6)Investment is pledged as collateral for the Wells Credit Facility, a revolving credit facility among New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., as collateral manager, SLF I SPV as the borrower, the Company as equityholder and seller, Wells Fargo Bank, National Association as the administrative agent and collateral custodian, and each of the lenders from time to time party thereto. See Note 6. Borrowings for details.
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
March 31, 2025
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
The Company conducted a private offering (the "Private Offering") of its shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any Private Offering, each investor will make a capital commitment (each, a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. The Company commenced its loan origination and investment activities on the date it issued shares to persons not affiliated with the Investment Adviser, which occurred on February 18, 2020 (the "Initial Closing Date"). The Company may conduct subsequent closings at times during its investment period (the "Investment Period"), which commenced on the Initial Closing Date and initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30, 2023 and September 30, 2024, the Investment Period was automatically extended for an additional one year period to September 30, 2024 and September 30, 2025, respectively. Pursuant to the Subscription Agreements entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary of the Company, whose assets are used to secure SLF I SPV's credit facility. On October 6, 2022, the Company established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary of the Company. As of March 31, 2025 and December 31, 2024, there were no assets held by SLF I Opportunistic SPV.
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

As of March 31, 2025, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services.
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
The Company's consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2025.
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Consolidated Statements of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Consolidated Statements of Operations as "Net realized losses on investments".
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.

Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized PIK interest from investments of $1,395 and 2,309, respectively, and PIK dividends from investments of $205 and $0, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2025 and December 31, 2024, there were 0 and 1 investments on non-accrual status, respectively.
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
Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") through December 31, 2024. The 2022 through 2024 tax years and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
Earnings per share—The Company's earnings per share ("EPS") amounts have been computed based on the weighted-average number of shares outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period of computation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares assuming all potential shares had been issued, and its related net impact to net assets accounted for, and the additional shares were dilutive. Diluted EPS reflects the potential dilution using the as-if converted method for convertible debt, which would occur if all potentially dilutive securities were exercised.
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
The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value ("NAV") per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. On August 16, 2022, the Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the three months ended March 31, 2025, and March 31, 2024, the Company issued 0 and 5,430,849 shares through the DRIP, respectively.
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

Note 3. Investments
At March 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,375,883	$1,371,992
Second lien	31,372	29,586
Subordinated	8,009	8,092
Equity and other	10,120	9,981
Total investments	$1,425,384	$1,419,651

	Cost	Fair Value
Software	$562,629	$563,452
Business Services	326,042	327,383
Healthcare	225,869	219,216
Financial Services	110,590	110,982
Consumer Services	64,943	65,115
Education	42,590	42,513
Food & Beverage	24,626	26,584
Consumer Products	23,391	19,685
Packaging	18,514	18,622
Distribution & Logistics	11,580	11,394
Business Products	8,408	8,474
Specialty Chemicals & Materials	6,202	6,231
Total investments	$1,425,384	$1,419,651

At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,408,830	$1,404,867
Second lien	31,354	29,959
Subordinated	4,756	4,766
Equity and other	6,065	6,063
Total investments	$1,451,005	$1,445,655
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$595,007	$596,473
Business Services	326,188	323,235
Healthcare	221,052	215,810
Financial Services	109,824	110,423
Consumer Services	64,686	65,029
Education	42,613	42,782
Food & Beverage	24,488	26,649
Consumer Products	22,804	20,894
Packaging	18,322	18,436
Distribution & Logistics	11,485	11,319
Business Products	8,427	8,496
Specialty Chemicals & Materials	6,109	6,109
Total investments	$1,451,005	$1,445,655
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of March 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,371,992	$—	$72,629	$1,299,363
Second lien	29,586	—	8,366	21,220
Subordinated	8,092	—	—	8,092
Equity and other	9,981	—	—	9,981
Total investments	$1,419,651	$—	$80,995	$1,338,656
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,404,867	$—	$91,603	$1,313,264
Second lien	29,959	—	19,471	10,488
Subordinated	4,766	—	—	4,766
Equity and other	6,063	—	—	6,063
Total investments	$1,445,655	$—	$111,074	$1,334,581

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2024	$1,334,581	$1,313,264	$10,488	$4,766	$6,063
Total gains or losses included in earnings:
Net realized losses on investments	(3,787)	(3,787)	—	—	—
Net change in unrealized appreciation (depreciation)	1,353	1,710	(293)	73	(137)
Purchases, including capitalized PIK and revolver fundings (1)	51,102	43,794	—	3,253	4,055
Proceeds from sales and paydowns of investments (1)	(71,434)	(71,434)	—	—	—
Transfers into Level III (2)	26,841	15,816	11,025	—	—
Fair value, March 31, 2025	$1,338,656	$1,299,363	$21,220	$8,092	$9,981
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(2,429)	$(2,071)	$(294)	$73	$(137)

(1)Includes non-cash reorganizations and restructurings.
(2)As of March 31, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2023(1)	$1,210,282	$1,167,465	$42,816	$1	$—
Total gains or losses included in earnings:
Net realized losses on investments	(592)	(592)	—	—	—
Net change in unrealized appreciation	3,933	3,412	521	—	—
Purchases, including capitalized PIK and revolver fundings (2)	69,552	65,574	3,731	42	205
Proceeds from sales and paydowns of investments (2)	(34,203)	(31,203)	(3,000)	—	—
Transfers into Level III (3)	33,854	20,208	13,646	—	—
Transfers out of Level III (3)	(3,407)	(3,407)	—	—	—
Fair value, March 31, 2024	$1,279,419	$1,221,457	$57,714	$43	$205
Net change in unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$3,379	$2,805	$574	$—	$—

(1)As of December 31, 2023, fair value of equity and other investments was less than $1 thousand.
(2)Includes non-cash reorganizations and restructurings.
(3)As of March 31, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers into or out of Levels I, II, or III during the three months ended March 31, 2025 and March 31, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2025 were as follows:

				Range
Type	Fair Value as of March 31, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,287,602	Market & income approach	EBITDA multiple	8.0x	33.0x	17.5x
			Revenue multiple	4.0x	18.5x	9.4x
			Discount rate	6.7%	21.9%	9.3%
	11,761	Other	N/A (2)	N/A	N/A	N/A
Second lien	21,220	Market & income approach	EBITDA multiple	14.0x	18.0x	16.2x
			Discount rate	9.5%	14.3%	10.4%
Subordinated	8,092	Market & income approach	EBITDA multiple	9.0x	24.5x	13.8x
			Discount rate	12.6%	14.2%	13.8%
Equity and other	9,981	Market & income approach	EBITDA multiple	9.0x	17.2x	14.6x
			Revenue multiple	8.5x	10.5x	9.5x
			Discount rate	12.4%	12.9%	12.7%
	$1,338,656

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
The Wells Credit Facility (as defined below) is considered Level III. See Note 6. Borrowings for details.

The following are the principal amount and fair value of the Company’s borrowings as of March 31, 2025 and December 31, 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	March 31, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
Wells Credit Facility	$463,900	$459,906	$504,400	$511,559
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
The Company has entered into an administration agreement (the "Administration Agreement") with the Administrator under which the Administrator provides administrative services to the Company for its day-to-day operations. The Administration Agreement was most recently re-approved by the Board on January 29, 2025 for a period of 12 months commencing on March 1, 2025. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement (the "Trademark License Agreement") with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company a non-exclusive, royalty-free license to use the "NMF" name. Under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "NMF" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser to the Company. Other than with respect to this limited license, the Company will have no legal right to the "NMF" name.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
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

The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense	$7,737	$8,104
Non-usage fee	$266	$230
Amortization of financing costs	$608	$500
Weighted average interest rate	6.4%	7.7%
Effective interest rate	7.2%	8.6%
Average debt outstanding	$484,422	$415,391
As of March 31, 2025 and December 31, 2024, the outstanding balance on the Wells Credit Facility was $463,900 and $504,400, respectively, and SLF I SPV was in compliance with the applicable covenants in the Loan and Security Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2025, the Company had unfunded commitments on revolving credit facilities of $82,521, no outstanding bridge financing commitments, and other future funding commitments of $94,238. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $85,850, no outstanding bridge financing commitments, and other future funding commitments of $100,105. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of March 31, 2025 and December 31, 2024.
The Company also had revolving borrowings available under the Wells Credit Facility as of March 31, 2025 and December 31, 2024. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $700 and $0, respectively, which could require funding in the future.

Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at par value of $0.001 per share.
The following table reflects the distributions declared on the Company's common stock for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
March 25, 2025	March 28, 2025	July 21, 2025	$0.2600
			$0.2600
The following table reflects the distributions declared on the Company's common stock for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 20, 2024	March 27, 2024	July 19, 2024	$0.3240
			$0.3240
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$21,842	$31,630
Denominator for basic & diluted weighted average share:	94,236,672	86,738,537
Basic & diluted earnings per share:	$0.23	$0.36

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Per share data: (1)
Net asset value, December 31, 2024 and December 31, 2023, respectively	$10.44	$10.50
Net investment income	0.28	0.33
Net realized and unrealized (losses) gains	(0.05)	0.03
Net increase in net assets resulting from operations	0.23	0.36
Net decrease in net asset value from capital transactions	—	(0.01)
Distributions declared to stockholders from net investment income	(0.26)	(0.32)
Net asset value, March 31, 2025 and March 31, 2024, respectively	$10.41	$10.53
Total return (2)	2.21%	3.37%
Shares outstanding at end of period	94,236,672	87,812,771
Average weighted shares outstanding for the period	94,236,672	86,738,537
Average net assets for the period	$983,700	$910,424
Ratio to average net assets:
Net investment income (3)	10.72%	12.56%
Total expenses (3)	4.80%	5.15%

Average debt outstanding — Wells Credit Facility	$484,422	$415,391
Asset coverage ratio	311.48%	320.49%
Portfolio turnover	1.92%	3.72%

Capital Commitments	$690,000	$690,000
Funded Capital Commitments	$690,000	$690,000
% of Capital Commitments funded	100.00%	100.00%

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
(3)Annualized.

Note 12. Recent Accounting Standards Updates
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Note 13. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is the Company’s Chief Executive Officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
Note 14. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from recent developments through the date the financial statements were issued. There have been no recent developments that require recognition or disclosure in these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2025, the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments as of December 31, 2024, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.
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
New York, New York
May 14, 2025

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
•the uncertainty associated with the imposition of tariffs and/or trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;
•the impact of interest rate volatility on our business and our portfolio companies;
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
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

We conducted a private offering (the "Private Offering") of shares of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any Private Offering, each investor in the Private Offering will make a capital commitment (each, a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with us (each, a "Subscription Agreement"). We commenced our loan origination and investment activities on the date we issued shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"), which occurred on February 18, 2020. We may conduct subsequent closings at times during our investment period (the "Investment Period"), which commenced on the Initial Closing Date and initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30, 2023 and September 30 2024, the Investment Period was automatically extended for an additional one year period to September 30, 2024 and September 30, 2025, respectively. Each investor will be required to make capital contributions to purchase our common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the Subscription Agreement entered into with each investor, we shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of our then outstanding common stock.
On December 9, 2020, we established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary whose assets are used to secure SLF I SPV's credit facility. On December 23, 2020, SLF I SPV entered into a Loan and Security Agreement among SLF I SPV as the borrower, the Investment Adviser as collateral manager, us as equity holder and seller, Wells Fargo Bank, National Association as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). On October 6, 2022, we established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary. As of March 31, 2025 and December 31, 2024, there were no assets held by SLF I Opportunistic SPV.
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
As of March 31, 2025, our top five industry concentrations were software, business services, healthcare, financial services and consumer services.
As of March 31, 2025, our net assets were approximately $981.1 million and our portfolio had a fair value of approximately $1,419.7 million in 119 portfolio companies.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2025.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2025.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in our portfolio that contain a payment-in-kind

("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized PIK interest from investments of $1.4 million and $2.3 million, respectively, and PIK dividends from investments of $0.2 million and $0.0 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2025 and December 31, 2024, there were 0 and 1 investments on non-accrual status, respectively.
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

•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of March 31, 2025:

(in millions)	As of March 31, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,338.3	93.9%	$1,343.1	94.6%
Yellow	74.4	5.2%	65.5	4.6%
Orange	12.7	0.9%	11.1	0.8%
Red	—	—%	—	—%
	$1,425.4	100.0%	$1,419.7	100.0%
As of March 31, 2025, all investments in our portfolio had a Green Risk Rating, with the exception of five portfolio companies that had a Yellow Risk Rating and one portfolio company that had an Orange Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our Board, was approximately $1,419.7 million in 119 portfolio companies at March 31, 2025 and approximately $1,445.7 million in 120 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
(in millions)	March 31, 2025	March 31, 2024
Investments in 23 and 33, respectively, new and existing portfolio companies	$27.8	$74.8
Debt repayments in existing portfolio companies	(52.5)	(49.1)
Sales of securities in 1 and 0 companies, respectively	(2.3)	—
Change in unrealized appreciation on 23 and 52 portfolio companies, respectively	5.3	6.2
Change in unrealized depreciation on 96 and 64 portfolio companies, respectively	(5.7)	(2.4)
Recent Accounting Standards Updates
See Item 1.—Financial Information—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended March 31, 2025 and March 31, 2024
Revenue

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Total interest income	$36,900	$39,126
Dividend income	205	—
Fee income	560	972
Total investment income	$37,665	$40,098
Our total investment income decreased by approximately $2.4 million, or 6%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, total investment income of approximately $37.7 million consisted of approximately $34.4 million in cash interest from investments, approximately $1.4 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.1 million, $0.2 million in PIK dividends from investments, and approximately $0.6 million in fee income. The decrease in total interest income of approximately $2.2 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to a lower total invested portfolio balance as a result of repayments received on our investments as well as a slightly lower yield on the portfolio. Fee income during the three months ended March 31, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from six different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Management fee	$2,293	$2,131
Interest and other financing expenses	8,621	8,844
Administrative expenses	318	312
Professional fees	342	305
Other general and administrative expenses	79	66
Net expenses	$11,653	$11,658
Our total net operating expenses remained relatively flat for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Our management fee increased by $0.2 million, which was attributable to larger managed and invested capital balances as a result of the shares issued through the DRIP and higher drawn balances on the Wells Credit Facility.
Interest and other financing expenses decreased by approximately $0.2 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to decreased spread and SOFR rates on average drawn balances on the Wells Credit Facility.
Professional fees, administrative expenses and other general and administrative expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 remained relatively flat.
Net Realized Losses and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Net realized losses on investments	$(3,787)	$(592)
Net change in unrealized (depreciation) appreciation of investments	(383)	3,782
Net realized and unrealized (losses) gains	$(4,170)	$3,190
Our net realized loss and unrealized depreciation resulted in a net loss of approximately $4.2 million for the three months ended March 31, 2025 as compared to the net realized loss and unrealized appreciation resulting in a net gain of approximately $3.2 million for the three months ended March 31, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended March 31, 2025 was primarily driven by realized losses in KWOR Acquisition, Inc. and CB Buyer, Inc.

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
The Investment Adviser, as our initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of our shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2025, our asset coverage ratio was 311.48%.
On March 31, 2025 and December 31, 2024, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2025	December 31, 2024
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At March 31, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $44.4 million and $20.4 million, respectively. Our cash provided by operating activities for the three months ended March 31, 2025 and March 31, 2024 was approximately $64.5 million and $9.5 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $176.8 million and $186.0 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2025 and December 31, 2024, we had commitment letters to purchase investments in the aggregate par amount of $0.7 million and $0.0 million, respectively, which could require funding in the future. As of March 31, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$463.9	$—	$—	$463.9	$—

(1)Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($463.9 million as of March 31, 2025) must be repaid on or before November 1, 2029. As of March 31, 2025, there was approximately $236.1 million of possible capacity remaining under the Wells Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
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
We have also entered into an administration agreement (the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to stockholders and reports filed with the SEC. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared for the three months ended March 31, 2025 and March 31, 2024 totaled approximately $24.5 million and $28.5 million, respectively.
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2024 and December 31, 2023, total distributions declared were $117.2 million and $105.4 million, respectively, of which the distributions were comprised of approximately 97.30% and 98.96% respectively, of ordinary income, 2.55% and 1.04%, respectively, of long-term capital gains, 0.15% and 0.00%, respectively, of a return of capital. Future distributions, if any, will be determined by our Board.
We intend to pay semi-annual distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a semi-annual basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
We maintain an "opt out" dividend reinvestment plan (as amended from time to time, the "DRIP"), on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. On August 16, 2022, our Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the three months ended March 31, 2025 and March 31, 2024, we issued 0 and 5,430,849 shares through the DRIP, respectively. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for additional details regarding our dividend reinvestment plan.

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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with our affiliates subject to various approvals of the Board and other conditions. On May 13, 2025, we, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for us to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to the Board.
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates steady in the first and second quarter of 2025, following consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. In addition, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2025, certain of the loans held in our portfolio had SOFR interest rates. As of March 31, 2025, approximately 99.2% of our investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 0.8% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2025. Interest expense is calculated based on the terms of our Wells Credit Facility. For our credit facility, we use the outstanding balance as of March 31, 2025. This analysis does not take into account the impact of other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(17.24)%
-150 Basis Points	(12.93)%
-100 Basis Points	(8.62)%
-50 Basis Points	(4.31)%
+50 Basis Points	4.31%
+100 Basis Points	8.62%
+150 Basis Points	12.93%
+200 Basis Points	17.24%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2025. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
(2)Previously filed in connection with NMF SLF I, Inc.'s Current Report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2025.

NMF SLF I, Inc.
By:	/s/ JOHN R. KLINE
John R. Kline President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board of Directors
By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)