Form 10-Q
period 2025-06-30
NMF SLF I, Inc.
filed 2025-08-13
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of August 13, 2025 was 94,989,279. As of June 30, 2025, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,426,974 and $1,451,005, respectively)	$1,411,585	$1,445,655
Cash and cash equivalents	24,797	20,399
Interest and dividend receivable	9,525	10,030
Receivable from unsettled securities sold	—	10,303
Other assets	12,141	485
Total assets	$1,458,048	$1,486,872
Liabilities
Borrowings
Wells Credit Facility	$408,800	$504,400
Deferred financing costs (net of accumulated amortization of $6,273 and $5,050, respectively)	(6,244)	(7,467)
Net borrowings	402,556	496,933
Distribution payable	52,301	—
Payable for unsettled securities purchased	26,089	—
Interest payable	2,268	2,908
Management fee payable	2,210	2,360
Payable to affiliates	134	122
Other liabilities	1,150	819
Total liabilities	486,708	503,142
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value 0.001, 500,000,000 shares authorized, 94,236,672 and 94,236,672 shares issued and outstanding, respectively	94	94
Paid in capital in excess of par	983,610	983,610
Accumulated (overdistributed) undistributed earnings	(12,364)	26
Total net assets	$971,340	$983,730
Total liabilities and net assets	$1,458,048	$1,486,872
Net asset value per share	$10.31	$10.44
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$36,477	$38,571	$71,982	$75,388
PIK interest income	1,364	2,089	2,759	4,398
Dividend income	245	—	450	—
Fee income	534	1,503	1,094	2,475
Total investment income	38,620	42,163	76,285	82,261
Expenses
Interest and other financing expenses	7,898	8,897	16,519	17,741
Management fee	2,211	2,164	4,504	4,295
Professional fees	317	254	659	559
Administrative expenses	325	326	643	638
Other general and administrative expenses	107	90	186	156
Total expenses	10,858	11,731	22,511	23,389
Net investment income (loss)	27,762	30,432	53,774	58,872
Net realized and unrealized gains (losses)
Net realized (losses) gains on investments	(37)	19	(3,824)	(573)
Net change in unrealized (depreciation) appreciation of investments	(9,656)	(3,268)	(10,039)	514
Net realized and unrealized (losses) gains	(9,693)	(3,249)	(13,863)	(59)
Net increase (decrease) in net assets resulting from operations	$18,069	$27,183	$39,911	$58,813
Earnings per share (basic & diluted)	$0.19	$0.31	$0.42	$0.67
Weighted average shares of common stock outstanding - basic & diluted (See Note 10)	94,236,672	87,812,771	94,236,672	87,275,654

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$27,762	$30,432	$53,774	$58,872
Net realized (losses) gains on investments	(37)	19	(3,824)	(573)
Net change in unrealized (depreciation) appreciation of investments	(9,656)	(3,268)	(10,039)	514
Net increase (decrease) in net assets resulting from operations	18,069	27,183	39,911	58,813
Capital transactions
Distributions declared to stockholders from net investment income	(27,799)	(30,296)	(52,301)	(58,747)
Reinvestment of distributions	—	—	—	56,514
Total net (decrease) increase in net assets resulting from capital transactions	(27,799)	(30,296)	(52,301)	(2,233)
Net (decrease) increase in net assets	(9,730)	(3,113)	(12,390)	56,580
Net assets at the beginning of the period	981,070	924,747	983,730	865,054
Net assets at the end of the period	$971,340	$921,634	$971,340	$921,634

Capital share activity
Shares issued from the reinvestment of distributions	—	—	—	5,430,849

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$39,911	$58,813
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments	3,824	573
Net change in unrealized depreciation (appreciation) of investments	10,039	(514)
Amortization of purchase discount	(3,982)	(3,029)
Amortization of deferred financing costs	1,223	1,002
Non-cash investment income	(3,415)	(4,450)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(119,441)	(278,286)
Proceeds from sales and paydowns of investments	151,409	219,577
Cash paid for purchase of drawn portion of revolving credit facilities	(74)	—
Cash paid on drawn revolving credit facilities	(12,269)	(16,570)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	59	1,514
Cash repayments on drawn revolvers	7,920	16,552
Interest and dividend receivable	505	(1,842)
Receivable from unsettled securities sold	10,303	2,992
Other assets	(11,656)	(768)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	26,089	36,208
Interest payable	(640)	(233)
Management fee payable	(150)	95
Payable to affiliates	12	(70)
Other liabilities	331	42
Net cash flows provided (used in) by operating activities	99,998	31,606
Cash flows from financing activities
Proceeds from Wells Credit Facility	55,000	143,600
Repayment of Wells Credit Facility	(150,600)	(136,000)
Deferred financing costs paid	—	(27)
Net cash flows (used in) provided by financing activities	(95,600)	7,573
Net increase (decrease) in cash and cash equivalents	4,398	39,179
Cash and cash equivalents at the beginning of the period	20,399	22,158
Cash and cash equivalents at the end of the period	$24,797	$61,337

Supplemental disclosure of cash flow information
Cash interest paid	$15,350	$16,503
Non-cash operating activities:
Non-cash activity on investments	$16,388	$1,567
Non-cash financing activities:
Distribution declared and payable	$52,301	$58,747
Value of shares issued in connection with reinvestment of distributions	—	56,514
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.32%	12/2020	10/2028	$18,022	$17,925	$18,022
	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.29%	08/2021	10/2028	5,746	5,734	5,746
	First Lien(3)	SOFR(Q)	5.00%	9.29%	06/2021	10/2028	4,835	4,822	4,835
	First Lien(3)	SOFR(Q)	5.00%	9.29%	05/2022	10/2028	2,645	2,641	2,645
							31,248	31,122	31,248	3.22%
Anaplan, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.82%	06/2022	06/2029	29,737	29,589	29,737	3.06%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.92%	03/2022	03/2028	27,190	27,048	27,065
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	10.18%	03/2022	03/2028	2,638	2,634	2,638
							29,828	29,682	29,703	3.06%
Syndigo LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	4.50%	9.09%	12/2020	12/2027	25,424	25,217	25,424
	Second Lien(3)	SOFR(Q)	8.00%	12.54%	12/2020	12/2028	4,000	3,983	4,000
							29,424	29,200	29,424	3.03%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	6.50%	11.02%	05/2024	07/2028	21,101	21,093	21,101
	Subordinated(3)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,664	3,657	3,738
	Subordinated(3)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	1,399	1,397	1,434
	First Lien(3)(4) - Drawn	SOFR(Q)	6.50%	11.08%	05/2024	07/2028	1,159	1,158	1,159
	First Lien(3)(4) - Drawn	SOFR(Q)	6.50%	11.02%	05/2024	07/2028	541	540	541
							27,864	27,845	27,973	2.88%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.83%	11/2020	11/2028	23,075	23,012	23,075
	First Lien(3)	SOFR(M)	4.50%	8.83%	11/2020	11/2028	4,550	4,531	4,550
							27,625	27,543	27,625	2.84%
AAH Topco, LLC
Consumer Services	First Lien(3)	SOFR(M)	5.25%	9.68%	12/2021	12/2027	11,571	11,522	11,571
	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.68%	12/2021	12/2027	11,458	11,403	11,458
	First Lien(3)	SOFR(M)	5.25%	9.67%	11/2023	12/2027	3,079	3,059	3,079
							26,108	25,984	26,108	2.69%
iCIMS, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.03%	08/2022	08/2028	21,127	21,011	20,605
	First Lien(3)	SOFR(Q)	6.25%	10.53%	10/2022	08/2028	5,126	5,098	4,999
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	10.03%	08/2022	08/2028	281	286	274
							26,534	26,395	25,878	2.66%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.08%	12/2020	12/2027	$17,296	$17,237	$17,296
	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.08%	12/2020	12/2027	5,236	5,217	5,236
	First Lien(3)	SOFR(M)	4.75%	9.08%	01/2022	12/2027	2,550	2,538	2,550
							25,082	24,992	25,082	2.58%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.55%	02/2020	05/2028	24,673	24,641	24,550
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.55%	02/2020	05/2028	142	149	141
							24,815	24,790	24,691	2.54%
Diamondback Acquisition, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.50%	9.93%	09/2021	09/2028	24,440	24,311	24,440	2.52%
OEConnection LLC
Software	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.58%	04/2024	04/2031	19,821	19,736	19,821
	First Lien(3)	SOFR(M)	5.25%	9.58%	04/2024	04/2031	3,458	3,443	3,458
							23,279	23,179	23,279	2.40%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.28%	09/2021	09/2028	23,059	22,936	23,059	2.37%
PDQ.com Corporation
Software	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.80%	09/2021	08/2027	13,022	12,995	13,022
	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.80%	09/2021	08/2027	8,921	8,902	8,921
	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.81%	10/2023	08/2027	692	688	692
							22,635	22,585	22,635	2.33%
Thermostat Purchaser III, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.25%	8.55%	08/2021	08/2028	18,432	18,408	18,432
	First Lien(3)	SOFR(Q)	4.25%	8.55%	08/2021	08/2028	3,315	3,308	3,315
							21,747	21,716	21,747	2.24%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	2.50% + 4.00%/PIK	10.90%	12/2021	12/2028	24,517	24,405	20,661
	First Lien(3)	SOFR(Q)*	2.50% + 4.00%/PIK	10.90%	12/2021	12/2028	1,274	1,273	1,074
							25,791	25,678	21,735	2.24%
Eclipse Topco, Inc. (9)
Eclipse Buyer, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.06%	09/2024	09/2031	21,349	21,252	21,243	2.19%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.05%	01/2020	02/2027	$10,636	$10,621	$10,636
	First Lien(3)	SOFR(Q)	4.75%	9.05%	01/2020	02/2027	3,040	3,031	3,040
	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.05%	03/2021	02/2027	3,017	3,015	3,017
	First Lien(3)	SOFR(Q)	4.75%	9.05%	03/2021	02/2027	2,822	2,820	2,822
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.05%	08/2024	02/2027	1,383	1,377	1,383
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.05%	01/2020	02/2027	79	83	79
							20,977	20,947	20,977	2.16%
Pioneer Topco I, L.P. (7)
Pioneer Buyer I, LLC
Software	First Lien(3)	SOFR(Q)	6.00%	10.30%	11/2021	11/2028	18,231	18,168	18,231
	First Lien(3)	SOFR(Q)	6.00%	10.30%	03/2022	11/2028	1,985	1,976	1,985
							20,216	20,144	20,216	2.08%
NC Topco, LLC
Software	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.83%	08/2024	09/2031	19,866	19,779	19,767	2.04%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.15%	08/2021	08/2028	16,436	16,349	16,002
	First Lien(3)	SOFR(Q)	5.75%	10.15%	08/2021	08/2028	1,730	1,727	1,684
	First Lien(3)	SOFR(Q)	5.75%	10.15%	08/2021	08/2027	1,348	1,343	1,313
							19,514	19,419	18,999	1.96%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.90%	10/2021	10/2028	11,968	11,903	11,968
	First Lien(3)	SOFR(Q)	5.50%	9.90%	10/2021	10/2028	5,726	5,702	5,726
	First Lien(3)	SOFR(Q)	5.50%	9.91%	06/2022	10/2028	588	588	588
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.90%	10/2021	10/2027	431	437	431
	First Lien(3)	SOFR(Q)	5.50%	9.90%	10/2021	10/2028	48	44	48
							18,761	18,674	18,761	1.93%
Model N, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.05%	06/2024	06/2031	18,715	18,632	18,715	1.93%
Relativity ODA LLC
Software	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.83%	05/2021	05/2029	18,592	18,509	18,592	1.91%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)(6)	SOFR(S)	5.75%	10.14%	10/2021	10/2028	11,369	11,307	11,146
	First Lien(2)(3)(6)	SOFR(S)	5.75%	10.14%	12/2021	10/2028	7,146	7,106	7,006
							18,515	18,413	18,152	1.87%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.08%	06/2024	08/2029	9,806	9,806	9,806
	First Lien(3)	SOFR(Q)	6.00%	10.33%	09/2023	08/2029	5,917	5,895	5,917
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.58%	08/2024	08/2029	2,374	2,364	2,374
							18,097	18,065	18,097	1.86%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Oranje Holdco, Inc.
Education	First Lien(3)	SOFR(Q)	7.75%	12.03%	01/2023	02/2029	$14,453	$14,330	$14,453
	First Lien(3)	SOFR(Q)	7.25%	11.53%	06/2024	02/2029	3,545	3,516	3,545
							17,998	17,846	17,998	1.85%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.73%	05/2022	09/2027	14,528	14,458	14,528
	First Lien(3)	SOFR(Q)	5.25%	9.73%	05/2022	09/2027	2,861	2,854	2,861
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.72%	05/2022	09/2027	254	257	254
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.64%	03/2024	09/2027	252	249	252
							17,895	17,818	17,895	1.84%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.05%	08/2024	08/2031	13,914	13,851	13,845
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.05%	08/2024	08/2031	3,237	3,223	3,221
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.05%	08/2024	08/2031	683	681	680
							17,834	17,755	17,746	1.83%
Foundational Education Group, Inc.
Education	First Lien(2)(6)	SOFR(Q)	3.75%	8.29%	08/2021	08/2028	12,067	11,800	11,031
	Second Lien(2)(3)(6)	SOFR(Q)	6.50%	11.04%	08/2021	08/2029	6,488	6,468	6,488
							18,555	18,268	17,519	1.80%
Notorious Topco, LLC
Consumer Products	First Lien(2)(3)(6)	SOFR(Q)*	4.75% + 2.50%/PIK	11.73%	11/2021	11/2027	21,282	21,208	14,904
	First Lien(3)	SOFR(Q)*	4.75% + 2.50%/PIK	11.73%	11/2021	11/2027	1,855	1,849	1,299
	First Lien(3)	SOFR(Q)	6.75%	11.22%	11/2021	05/2027	1,844	1,839	1,291
							24,981	24,896	17,494	1.80%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.05%	07/2024	07/2031	15,402	15,333	15,402
	First Lien(3)(4) - Drawn	SOFR(M)	4.75%	9.04%	07/2024	07/2031	2,002	1,993	2,002
							17,404	17,326	17,404	1.79%
Superman Holdings, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.80%	08/2024	08/2031	13,877	13,846	13,842
	First Lien(3)(4) - Drawn	SOFR(Q)	4.50%	8.80%	08/2024	08/2031	2,891	2,885	2,884
							16,768	16,731	16,726	1.72%
Eisner Advisory Group LLC
Financial Services	First Lien(2)(6)	SOFR(M)	4.00%	8.33%	02/2024	02/2031	16,396	16,277	16,489	1.70%
Businessolver.com, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.90%	12/2021	12/2027	14,376	14,348	14,376
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.90%	12/2021	12/2027	1,823	1,823	1,823
							16,199	16,171	16,199	1.67%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.05%	06/2024	12/2030	$9,055	$9,045	$9,055
	First Lien(3)	SOFR(Q)	4.75%	9.05%	06/2024	12/2030	6,338	6,307	6,338
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.07%	04/2025	12/2030	150	149	150
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	9.05%	06/2024	12/2030	87	87	87
							15,630	15,588	15,630	1.61%
CentralSquare Technologies, LLC
Software	First Lien(2)(3)(6)	SOFR(M)*	2.75% + 3.25%/PIK	10.32%	04/2024	04/2030	15,553	15,401	15,553	1.60%
Enverus Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.50%	9.83%	12/2023	12/2029	14,909	14,820	14,909
	First Lien(3)	SOFR(M)	5.50%	9.83%	12/2023	12/2029	466	464	466
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	9.82%	12/2023	12/2029	83	85	83
							15,458	15,369	15,458	1.59%
Coupa Holdings, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.53%	02/2023	02/2030	14,347	14,224	14,347	1.48%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.75%	11.03%	10/2024	11/2029	14,396	14,235	14,217	1.46%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.45%	12/2021	12/2029	7,385	7,350	7,385
	First Lien(3)	SOFR(Q)	5.00%	9.45%	12/2021	12/2029	2,479	2,467	2,479
	First Lien(3)	SOFR(Q)	5.00%	9.45%	12/2021	12/2029	2,463	2,451	2,463
	First Lien(3)	SOFR(Q)	5.00%	9.45%	07/2022	12/2029	1,608	1,599	1,608
							13,935	13,867	13,935	1.44%
Bullhorn, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.33%	09/2020	10/2029	9,093	9,076	9,093
	First Lien(3)	SOFR(M)	5.00%	9.33%	05/2024	10/2029	4,602	4,602	4,602
							13,695	13,678	13,695	1.41%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.33%	11/2023	11/2030	12,551	12,521	12,551
	First Lien(3)	SOFR(M)	5.00%	9.33%	11/2023	11/2030	827	826	827
							13,378	13,347	13,378	1.38%
Runway Bidco, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.30%	12/2024	12/2031	13,420	13,357	13,353	1.38%
USRP Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.33%	07/2021	12/2029	11,245	11,231	11,245
	First Lien(3)	SOFR(M)	5.00%	9.33%	07/2023	12/2029	1,497	1,477	1,497
	First Lien(3)	SOFR(M)	5.00%	9.33%	07/2021	12/2029	463	461	463
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.33%	08/2024	12/2029	71	71	71
							13,276	13,240	13,276	1.37%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.80%	05/2022	05/2029	$12,826	$12,742	$12,698	1.31%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.17%	06/2022	06/2028	11,245	11,245	11,145
	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.18%	02/2025	06/2028	1,512	1,502	1,498
	First Lien(3)(4) - Drawn	SOFR(S)	5.75%	10.13%	06/2022	06/2028	54	54	53
							12,811	12,801	12,696	1.31%
KWOR Intermediate I, Inc. (10)
KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)*	1.00% + 5.25%/PIK	10.58%	02/2025	02/2030	9,370	9,370	9,370
	Subordinated(3)	SOFR(Q)*	8.00%/PIK	12.33%	02/2025	02/2030	3,177	3,177	3,177
	First Lien(3)	SOFR(Q)	5.25%	9.58%	02/2025	02/2030	77	77	77
	First Lien(3)	SOFR(Q)	5.25%	9.58%	02/2025	02/2030	51	51	51
							12,675	12,675	12,675	1.30%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.08%	05/2024	06/2031	5,602	5,566	5,602
	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.83%	05/2025	06/2031	5,547	5,519	5,519
	First Lien(3)	SOFR(M)	4.75%	9.08%	05/2024	06/2031	1,126	1,120	1,126
							12,275	12,205	12,247	1.26%
Nielsen Consumer Inc.**
Business Services	First Lien(2)(6)	SOFR(M)	3.50%	7.83%	06/2024	03/2028	11,969	11,453	11,995	1.24%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.09%	10.52%	03/2021	03/2028	7,401	7,350	7,401
	First Lien(2)(3)(6)	SOFR(Q)	6.24%	10.67%	04/2025	03/2028	3,059	3,044	3,059
	First Lien(3)	SOFR(Q)	6.09%	10.56%	03/2021	03/2028	1,535	1,531	1,535
							11,995	11,925	11,995	1.24%
CFS Management, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	6.25% + 2.25%/PIK	13.06%	09/2021	09/2026	9,232	9,217	8,078
	First Lien(3)	SOFR(Q)*	6.25% + 2.25%/PIK	13.06%	09/2021	09/2026	3,540	3,534	3,097
							12,772	12,751	11,175	1.15%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.08%	10/2021	10/2028	10,177	10,121	10,177
	First Lien(3)	SOFR(M)	4.75%	9.08%	10/2021	10/2028	857	854	857
	First Lien(3)(4) - Drawn	SOFR(M)	4.75%	9.08%	07/2024	10/2028	76	76	76
	First Lien(3)	SOFR(M)	4.75%	9.08%	10/2021	10/2028	51	51	51
							11,161	11,102	11,161	1.15%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.18%	07/2023	10/2030	$7,015	$6,982	$7,015
	First Lien(3)	SOFR(M)	4.75%	9.18%	07/2023	10/2030	4,107	4,093	4,107
							11,122	11,075	11,122	1.15%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.68%	09/2021	09/2027	11,048	11,000	11,048	1.14%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(6)	SOFR(S)	4.25%	8.48%	06/2021	06/2028	7,449	7,429	7,449
	First Lien(3)	SOFR(S)	4.25%	8.43%	06/2021	06/2028	3,253	3,245	3,253
							10,702	10,674	10,702	1.10%
GraphPAD Software, LLC
Healthcare	First Lien(2)(3)	P(Q)	3.75%	11.25%	06/2024	06/2031	10,102	10,080	10,102
	First Lien(3)(4) - Drawn	P(M)	3.75%	11.25%	06/2024	06/2031	253	253	253
							10,355	10,333	10,355	1.07%
Diligent Corporation
Software	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.33%	04/2024	08/2030	8,504	8,477	8,504
	First Lien(3)	SOFR(Q)	5.00%	9.33%	04/2024	08/2030	1,458	1,453	1,458
	First Lien(3)(4) - Drawn	SOFR(Q)	5.00%	9.33%	04/2024	08/2030	73	73	73
							10,035	10,003	10,035	1.03%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)(3)(6)	SOFR(Q)	6.00%	10.32%	05/2025	05/2030	9,830	9,758	9,756	1.00%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)*	2.75% + 2.75%/PIK	9.82%	08/2024	08/2031	9,386	9,304	9,292
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.32%	08/2024	08/2030	435	432	430
							9,821	9,736	9,722	1.00%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.58%	09/2022	10/2029	9,647	9,551	9,647	0.99%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(S)	4.75%	8.99%	10/2023	12/2028	8,490	8,458	8,490
	First Lien(3)	SOFR(S)	4.75%	8.99%	10/2023	12/2028	1,134	1,126	1,134
							9,624	9,584	9,624	0.99%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.18%	07/2021	07/2028	5,931	5,912	5,931
	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.18%	07/2022	07/2028	3,494	3,474	3,494
	Subordinated(3)	SOFR(Q)	7.50%	11.90%	07/2022	07/2029	1	1	1
							9,426	9,387	9,426	0.97%
Xactly Corporation
Software	First Lien(2)(3)(6)	SOFR(Q)	6.25%	10.68%	06/2020	07/2027	9,449	9,079	9,363	0.96%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)*	2.75% + 3.25%/PIK	10.43%	08/2021	08/2028	$7,449	$7,412	$6,704
	First Lien(3)	SOFR(M)*	2.75% + 3.25%/PIK	10.43%	08/2021	08/2028	1,430	1,418	1,287
	First Lien(3)	SOFR(M)*	2.75% + 3.25%/PIK	10.43%	08/2021	08/2028	1,320	1,318	1,188
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	9.93%	08/2021	08/2027	173	177	156
							10,372	10,325	9,335	0.96%
Houghton Mifflin Harcourt Company
Education	First Lien(2)(6)	SOFR(Q)	5.25%	9.63%	10/2023	04/2029	9,366	9,147	9,223	0.95%
RXB Holdings, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.94%	07/2021	12/2027	6,189	6,182	6,189
	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.58%	06/2023	12/2027	2,440	2,402	2,440
							8,629	8,584	8,629	0.89%
Power Grid Holdings, Inc.
Business Products	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.05%	11/2023	12/2030	8,453	8,401	8,453
	First Lien(3)(4) - Drawn	SOFR(M)	4.75%	9.06%	11/2023	12/2030	90	93	90
							8,543	8,494	8,543	0.88%
ComPsych Investments Corp.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.02%	07/2024	07/2031	8,076	8,042	8,055	0.83%
Low Voltage Holdings Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.05%	04/2025	04/2032	7,628	7,600	7,599
	First Lien(3)	SOFR(Q)	4.75%	9.05%	04/2025	04/2032	113	113	112
							7,741	7,713	7,711	0.79%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(M)	6.00%	10.33%	10/2023	11/2030	7,263	7,202	7,085	0.73%
Maverick Bidco Inc.
Software	Second Lien(3)	SOFR(Q)	6.75%	11.18%	04/2021	05/2029	6,800	6,789	6,800	0.70%
Bonterra LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.30%	03/2025	03/2032	6,653	6,637	6,637
	First Lien(3)(4) - Drawn	SOFR(Q)	5.00%	9.30%	03/2025	03/2032	153	153	153
							6,806	6,790	6,790	0.70%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.41%	10.70%	03/2021	04/2028	6,171	6,149	5,617
	First Lien(3)	SOFR(Q)	6.41%	10.70%	03/2021	04/2028	512	509	466
	First Lien(3)	SOFR(Q)	6.41%	10.70%	03/2021	04/2028	352	351	320
	First Lien(3)	SOFR(Q)	6.50%	10.80%	12/2022	04/2028	240	238	219
							7,275	7,247	6,622	0.68%
Bayou Intermediate II, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	4.50%	9.04%	03/2024	08/2028	6,409	6,384	6,409	0.66%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

PDI TA Holdings, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.78%	01/2024	02/2031	$4,554	$4,535	$4,554
	First Lien(3)	SOFR(Q)	5.50%	9.78%	01/2024	02/2031	1,148	1,145	1,148
	First Lien(3)	SOFR(Q)	5.50%	9.78%	01/2024	02/2031	500	496	500
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.78%	01/2024	02/2031	196	196	196
							6,398	6,372	6,398	0.66%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.83%	02/2020	02/2028	5,670	5,666	5,670
	First Lien(3)	SOFR(M)	4.50%	8.83%	02/2020	02/2028	701	700	701
							6,371	6,366	6,371	0.66%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(6)	SOFR(Q)*	6.75%+ 2.00%/PIK	13.05%	07/2021	07/2027	5,549	5,525	5,549
	First Lien(3)(4) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	13.08%	07/2021	07/2026	701	699	701
							6,250	6,224	6,250	0.64%
Pushpay USA Inc.**
Software	First Lien(2)(3)(6)	SOFR(Q)	4.00%	8.30%	08/2024	08/2031	6,215	6,159	6,215	0.64%
CommerceHub, Inc.
Software	First Lien	SOFR(Q)	6.25%	10.51%	06/2023	12/2027	5,962	5,710	5,962	0.61%
Planview Parent, Inc.
Software	Second Lien(2)(3)(6)	SOFR(Q)	5.75%	10.05%	06/2024	12/2028	6,000	5,988	5,940	0.61%
eResearchTechnology, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.08%	03/2025	01/2032	5,026	4,977	4,976
	First Lien(3)	SOFR(M)	4.75%	9.08%	03/2025	01/2032	834	829	826
	First Lien(3)(4) - Drawn	SOFR(M)	4.75%	9.08%	03/2025	01/2032	133	132	131
							5,993	5,938	5,933	0.61%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.08%	09/2021	09/2027	4,993	4,984	4,993
	First Lien(3)	SOFR(M)	4.75%	9.08%	09/2021	09/2027	807	805	807
	First Lien(3)(4) - Drawn	P(Q)	3.75%	11.25%	09/2021	09/2027	125	125	125
							5,925	5,914	5,925	0.61%
Asurion, LLC
Business Services	First Lien(2)	SOFR(M)	4.25%	8.58%	06/2025	09/2030	5,909	5,733	5,748	0.59%
Icefall Parent, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.03%	01/2024	01/2030	5,652	5,606	5,652	0.58%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.08%	12/2021	12/2028	3,512	3,495	3,512
	First Lien(3)	SOFR(M)	4.75%	9.08%	12/2021	12/2028	1,378	1,372	1,378
	First Lien(3)	SOFR(M)	4.75%	9.08%	12/2021	12/2028	393	391	393
	First Lien(3)(4) - Drawn	SOFR(M)	4.75%	9.08%	06/2024	12/2028	302	300	302
							5,585	5,558	5,585	0.57%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Park Place Technologies, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.53%	07/2024	03/2031	$4,950	$4,939	$4,938
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.56%	07/2024	03/2031	405	402	404
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.58%	07/2024	03/2030	172	172	171
							5,527	5,513	5,513	0.57%
Pathway Vet Alliance LLC
Consumer Services	First Lien(2)(6)	SOFR(Q)	5.00%	9.28%	04/2025	06/2028	5,334	5,298	5,375	0.55%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.88%	10/2021	10/2028	4,271	4,248	4,071
	First Lien(3)	SOFR(Q)	5.50%	9.90%	06/2022	10/2028	733	728	698
	First Lien(3)	SOFR(Q)	5.50%	9.81%	10/2021	10/2028	490	487	467
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	10.18%	11/2023	10/2028	12	12	12
							5,506	5,475	5,248	0.54%
Viper Bidco, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.30%	11/2024	11/2031	5,154	5,130	5,128	0.53%
Calabrio, Inc.
Software	First Lien(3)	SOFR(Q)	5.50%	9.83%	04/2021	04/2027	3,946	3,936	3,946
	First Lien(3)	SOFR(Q)	5.50%	9.83%	01/2024	04/2027	600	596	600
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.83%	04/2021	04/2027	206	207	206
							4,752	4,739	4,752	0.49%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	3.38% + 3.38%/PIK	11.18%	02/2022	02/2028	4,223	4,203	4,223
	First Lien(2)(3)(4) - Drawn	SOFR(Q)*	3.38% + 3.38%/PIK	11.18%	02/2022	02/2028	423	423	423
							4,646	4,626	4,646	0.48%
Perforce Software, Inc.
Software	First Lien(2)(6)	SOFR(M)	4.75%	9.08%	03/2024	03/2031	4,566	4,546	4,384	0.45%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.33%	08/2024	08/2031	4,214	4,195	4,193	0.43%
Bluefin Holding, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	6.25%	10.57%	09/2023	09/2029	4,128	4,088	4,128	0.42%
Greenway Health, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.75%	11.05%	12/2023	04/2029	4,075	4,029	4,075	0.42%
Project Accelerate Parent, LLC
Software	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.57%	02/2024	02/2031	4,010	3,993	4,010	0.41%
RailPros Parent, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.83%	05/2025	05/2032	3,798	3,779	3,779	0.39%
STATS Intermediate Holdings, LLC**
Business Services	First Lien(2)(6)	SOFR(Q)	5.25%	9.83%	08/2021	07/2026	3,830	3,830	3,754	0.39%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Radwell Parent, LLC
Distribution & Logistics	First Lien(3)	SOFR(Q)	5.50%	9.80%	11/2022	04/2029	$3,661	$3,624	$3,661
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.80%	11/2022	04/2029	85	85	85
							3,746	3,709	3,746	0.39%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)(6)	SOFR(M)	6.75%	11.19%	05/2021	05/2029	6,000	5,977	3,615	0.37%
Next Holdco, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.55%	11/2023	11/2030	3,505	3,485	3,505	0.36%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.55%	10/2023	10/2030	3,278	3,253	3,278	0.34%
Michael Baker International, LLC
Business Services	First Lien(2)(6)	SOFR(Q)	4.00%	8.28%	05/2024	12/2028	3,164	3,151	3,179	0.33%
Convey Health Solutions, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(S)*	1.00% + 4.25%/PIK	9.57%	02/2022	07/2029	3,147	3,133	2,867	0.30%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.50%	10.06%	06/2021	06/2028	2,788	2,767	2,708
	First Lien(3)(4) - Drawn	SOFR(M)	3.75%	8.66%	06/2021	06/2026	116	117	113
	First Lien(3)	SOFR(Q)	5.50%	10.04%	06/2021	06/2028	22	22	21
							2,926	2,906	2,842	0.29%
LogRhythm, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	7.50%	11.83%	07/2024	07/2029	2,727	2,693	2,652	0.27%
KENE Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.53%	02/2024	02/2031	2,270	2,250	2,270
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.53%	02/2024	02/2031	105	104	105
							2,375	2,354	2,375	0.24%
LSCS Holdings, Inc.
Healthcare	First Lien(2)(6)	SOFR(Q)	4.50%	8.80%	04/2025	03/2032	2,367	2,320	2,327	0.24%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	6.00%	10.43%	10/2022	10/2029	2,500	2,185	2,276	0.23%
More cowbell II LLC
Business Services	First Lien(2)(3)(6)	SOFR(A)	5.00%	8.80%	08/2023	09/2030	2,099	2,087	2,099
	First Lien(3)(4) - Drawn	SOFR(S)	5.00%	9.25%	08/2023	09/2029	60	61	60
							2,159	2,148	2,159	0.22%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)	SOFR(M)	4.75%	9.22%	05/2021	05/2027	1,980	1,972	1,980	0.20%
Galway Borrower LLC
Business Services	First Lien(3)	SOFR(Q)	4.50%	8.80%	04/2024	09/2028	1,168	1,153	1,156
	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.80%	04/2024	09/2028	705	701	698
							1,873	1,854	1,854	0.19%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KENG Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.28%	08/2023	08/2029	$1,189	$1,178	$1,189
	First Lien(3)(4) - Drawn	SOFR(Q)	5.00%	9.28%	08/2023	08/2029	565	560	565
							1,754	1,738	1,754	0.18%
Ambrosia Topco, LLC (8)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(3)	SOFR(M)*	2.00% + 3.25%/PIK	9.58%	01/2024	06/2029	1,750	1,704	1,477
	First Lien(3)	SOFR(M)*	1.00% + 3.00%/PIK	8.33%	03/2024	06/2029	222	186	184
	Subordinated(3)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	48	48	48
							2,020	1,938	1,709	0.18%
Accession Risk Management Group, Inc.
Business Services	First Lien	SOFR(Q)	4.75%	9.05%	08/2024	11/2029	1,391	1,388	1,391
	First Lien(4) - Drawn	SOFR(Q)	4.75%	9.05%	08/2024	11/2029	197	193	197
							1,588	1,581	1,588	0.16%
DT1 Midco Corp.
Business Services	First Lien(2)(6)	SOFR(M)	5.00%	9.32%	06/2025	12/2031	876	872	872
	First Lien(4) - Drawn	SOFR(M)	5.00%	9.32%	06/2025	12/2031	21	21	21
							897	893	893	0.09%
Total Funded Debt Investments - United States							$1,391,565	$1,383,425	$1,368,402	140.87%
Funded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(2)(3)(6)	SOFR(Q)	6.50%	10.88%	02/2024	02/2030	$7,473	$7,396	$7,473
	First Lien(3)(4) - Drawn	SOFR(Q)	6.50%	10.91%	02/2024	02/2030	4,243	4,202	4,243
							11,716	11,598	11,716	1.21%
Cleanova US Holdings, LLC**
Business Products	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.07%	05/2025	06/2032	5,464	5,275	5,280	0.54%
Total Funded Debt Investments - United Kingdom							$17,180	$16,873	$16,996	1.75%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.32%	06/2025	12/2029	$2,745	$2,738	$2,738
	First Lien(3)	SOFR(Q)	5.00%	9.27%	12/2022	12/2029	2,228	2,204	2,228
	First Lien(3)	SOFR(Q)	5.00%	9.27%	12/2023	12/2029	868	861	868
							5,841	5,803	5,834	0.60%
Adelaide Borrower, LLC**
Software	First Lien(2)(3)(6)	SOFR(Q)	6.25%	10.55%	05/2024	05/2030	3,054	3,029	3,054	0.32%
Total Funded Debt Investments - Australia							$8,895	$8,832	$8,888	0.92%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(2)(3)	SOFR(S)*	3.50% + 2.00%/PIK	9.76%	06/2025	07/2031	$7,366	$7,366	$7,329
	First Lien(2)	SOFR(S)*	3.50% + 2.00%/PIK	9.76%	06/2025	07/2031	403	403	403
							7,769	7,769	7,732	0.80%
Total Funded Debt Investments - Jersey							$7,769	$7,769	$7,732	0.80%
Total Funded Debt Investments							$1,425,409	$1,416,899	$1,402,018	144.34%
Equity - United States
Eclipse Topco, Inc.
Software	Preferred Shares(3)(9)	FIXED(S)*	12.50%/PIK	12.50%	09/2024	—	569	$6,227	$6,221	0.64%
KWOR Intermediate I, Inc.
Business Services	Preferred Shares(3)(10)	SOFR(Q)*	8.00%/PIK	12.33%	02/2025	—	2,056	2,141	2,141
	Class A-1 common stock (3)(10)	—	—	—	02/2025	—	1,922	1,999	1,572
								4,140	3,713	0.38%
Ambrosia Topco, LLC
Distribution & Logistics	Class A-1 common units (3)(8)	—	—	—	01/2024	—	19,197	205	118	0.01%
Pioneer Topco I, L.P.
Software	Class A-2 common units (3)(7)	—	—	—	11/2021	—	10	—	—	—%
Total Shares - United States								$10,572	$10,052	1.03%
Total Shares								$10,572	$10,052	1.03%
Total Funded Investments								$1,427,471	$1,412,070	145.37%
Unfunded Debt Investments - United States
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	07/2028	$1,104	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	07/2028	162	—	—
							1,266	—	—	—%
Pioneer Topco I, L.P. (7)
Pioneer Buyer I, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2021	11/2027	2,590	(9)	—	—%
KWOR Intermediate I, Inc. (10)
KWOR Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2025	02/2027	2,048	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2025	02/2030	1,543	—	—
							3,591	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2028	$1,236	$(3)	$—	—%
Ambrosia Topco, LLC (8)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	10/2024	10/2026	208	—	—	—%
Project Accelerate Parent, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2031	579	(2)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,413	(6)	—
	First Lien(3)(4) - Undrawn	—	—	—	03/2025	03/2027	2,500	—	—
							3,913	(6)	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	12/2020	12/2027	3,507	(13)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2027	271	(1)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	06/2024	12/2025	1,096	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	376	(2)	—
							1,472	(2)	—	—%
Bluefin Holding, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2023	09/2029	407	(4)	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2030	722	(2)	—	—%
Bullhorn, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2020	10/2029	647	—	—
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	957	(2)	—
							1,604	(2)	—	—%
Businessolver.com, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2025	401	—	—	—%
Calabrio, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2021	04/2027	274	(2)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2026	74	(1)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CoreTrust Purchasing Group LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2022	05/2026	$1,715	$(12)	$—
	First Lien(3)(4) - Undrawn	—	—	—	09/2022	10/2029	1,339	(12)	—
							3,054	(24)	—	—%
Coupa Holdings, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2023	06/2027	1,294	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2023	02/2029	991	(7)	—
							2,285	(7)	—	—%
Daxko Acquisition Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	1,835	—	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2028	1,165	(5)	—
							3,000	(5)	—	—%
Diligent Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2026	1,458	(4)	—
	First Lien(3)(4) - Undrawn	—	—	—	04/2024	08/2030	899	(3)	—
							2,357	(7)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	1,980	—	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2025	287	(1)	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2029	1,066	(8)	—
							1,353	(9)	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	2,000	—	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	256	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2025	344	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2029	329	(3)	—
							929	(3)	—	—%
Icefall Parent, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2024	01/2030	538	(4)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2026	909	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2031	304	(2)	—
							1,213	(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foreside Financial Group, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	03/2024	03/2026	$1,901	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	05/2022	09/2027	723	(7)	—
							2,624	(7)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2027	1,292	(13)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2028	2,862	(16)	—	—%
GraphPAD Software, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2026	2,290	(6)	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2031	954	(2)	—
							3,244	(8)	—	—%
Oranje Holdco, Inc.
Education	First Lien(3)(4) - Undrawn	—	—	—	01/2023	02/2029	1,807	(14)	—	—%
Model N, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2026	3,848	—	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2031	2,052	(9)	—
							5,900	(9)	—	—%
MRI Software LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2024	09/2026	321	—	—
	First Lien(3)(4) - Undrawn	—	—	—	01/2020	02/2027	1,340	(7)	—
							1,661	(7)	—	—%
Next Holdco, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	587	—	—
	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2029	220	(1)	—
							807	(1)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	1,484	(6)	—	—%
OEConnection LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2031	2,172	(9)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2024	02/2031	295	(1)	—	—%
PDQ.com Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2021	08/2027	2,458	(5)	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2025	458	—	—
							2,916	(5)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Power Grid Holdings, Inc.
Business Products	First Lien(3)(4) - Undrawn	—	—	—	11/2023	12/2030	$1,420	$(14)	$—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	11/2022	04/2029	197	(3)	—	—%
Relativity ODA LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2029	1,588	(7)	—	—%
Accession Risk Management Group, Inc.
Business Services	First Lien(4) - Undrawn	—	—	—	08/2024	08/2026	1,741	—	—
	First Lien(4) - Undrawn	—	—	—	08/2024	11/2029	371	(1)	—
							2,112	(1)	—	—%
Riskonnect Parent, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	03/2024	03/2026	4,127	—	—	—%
Safety Borrower Holdings LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	208	(1)	—	—%
Zone Climate Services, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	03/2022	03/2028	1,759	(18)	—	—%
More cowbell II LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2023	09/2025	232	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	09/2029	241	(2)	—
							473	(2)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2030	799	(6)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	02/2022	12/2025	106	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2022	02/2028	603	(3)	—
							709	(3)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2028	727	(2)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2030	1,708	(17)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	3,778	—	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2021	12/2029	714	(3)	—
							4,492	(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Vessco Midco Holdings, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	$3,132	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2031	1,711	(7)	—
							4,843	(7)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	3,656	—	—	—%
Wealth Enhancement Group, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	08/2021	10/2028	516	(1)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	03/2025	03/2027	2,674	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2029	1,216	(6)	—
							3,890	(6)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	04/2025	11/2026	156	(1)	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2024	12/2030	683	—	—
							839	(1)	—	—%
Park Place Technologies, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	09/2025	374	—	(1)
	First Lien(3)(4) - Undrawn	—	—	—	07/2024	03/2030	414	(1)	(1)
							788	(1)	(2)	(0.00)%
RailPros Parent, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2025	05/2027	1,169	—	—
	First Lien(3)(4) - Undrawn	—	—	—	05/2025	05/2032	584	(3)	(3)
							1,753	(3)	(3)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2026	107	(2)	(3)	(0.00)%
Bonterra LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	03/2025	03/2032	566	(1)	(1)
	First Lien(3)(4) - Undrawn	—	—	—	03/2025	03/2027	719	—	(2)
							1,285	(1)	(3)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	04/2025	10/2027	2,408	—	—
	First Lien(3)(4) - Undrawn	—	—	—	04/2025	04/2032	1,061	(4)	(4)
							3,469	(4)	(4)	(0.00)%
Xactly Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2020	07/2027	551	(6)	(5)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

ComPsych Investments Corp.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2027	$2,323	$(7)	$(6)	(0.00)%
LogRhythm, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2029	273	(3)	(8)	(0.00)%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2028	844	(4)	(8)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	706	(3)	(4)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	1,059	—	(5)
							1,765	(3)	(9)	(0.00)%
GS Acquisitionco, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2020	05/2028	1,776	(11)	(9)	(0.00)%
Superman Holdings, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	1,634	—	(4)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	2,010	(4)	(5)
							3,644	(4)	(9)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2028	1,025	—	(9)	(0.00)%
Sierra Enterprises, LLC
Food & Beverage	First Lien(3)(4) - Undrawn	—	—	—	05/2025	05/2030	1,244	(9)	(9)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	543	—	(5)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2030	652	(7)	(7)
							1,195	(7)	(12)	(0.00)%
eResearchTechnology, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	03/2025	10/2031	474	(5)	(5)
	First Lien(3)(4) - Undrawn	—	—	—	03/2025	01/2027	816	(4)	(8)
							1,290	(9)	(13)	(0.00)%
DT1 Midco Corp.
Business Services	First Lien(4) - Undrawn	—	—	—	06/2025	12/2030	438	(2)	(2)
	First Lien(4) - Undrawn	—	—	—	06/2025	04/2027	2,900	—	(15)
							3,338	(2)	(17)	(0.00)%
Eclipse Topco, Inc. (9)
Eclipse Buyer, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2024	09/2026	3,619	—	(18)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Baker Tilly Advisory Group, LP
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	06/2030	$2,021	$(12)	$(10)
	First Lien(3)(4) - Undrawn	—	—	—	05/2025	06/2027	2,399	(3)	(12)
							4,420	(15)	(22)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(4) - Undrawn	—	—	—	06/2025	12/2026	4,566	(23)	(23)	(0.00)%
Runway Bidco, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2024	12/2031	1,671	(8)	(8)
	First Lien(3)(4) - Undrawn	—	—	—	12/2024	12/2026	3,342	—	(17)
							5,013	(8)	(25)	(0.00)%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	2,368	(12)	(12)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	4,944	—	(25)
							7,312	(12)	(37)	(0.00)%
iCIMS, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2022	08/2028	1,590	(14)	(39)	(0.01)%
NC Topco, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2024	09/2031	2,256	(10)	(11)
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	5,640	—	(28)
							7,896	(10)	(39)	(0.01)%
KPSKY Acquisition Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	1,019	—	(44)	(0.01)%
PetVet Care Centers, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	10/2023	11/2025	962	—	(24)
	First Lien(3)(4) - Undrawn	—	—	—	10/2023	11/2029	962	(7)	(24)
							1,924	(7)	(48)	(0.01)%
ACI Group Holdings, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	08/2021	08/2027	614	(6)	(61)	(0.01)%
Total Unfunded Debt Investments - United States							$166,594	$(467)	$(485)	(0.05)%
Unfunded Debt Investments - Australia
Adelaide Borrower, LLC**
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	$681	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2030	433	(4)	—
							1,114	(4)	—	—%
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2022	12/2028	495	(3)	—	—%
Total Unfunded Debt Investments - Australia							$1,609	$(7)	$—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2024	08/2025	$5,199	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2030	2,363	(23)	—
							7,562	(23)	—	—%
Total Unfunded Debt Investments - United Kingdom							$7,562	$(23)	$—	—%
Total Unfunded Debt Investments							$175,765	$(497)	$(485)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$1,426,974	$1,411,585	145.32%
Total Investments								$1,426,974	$1,411,585	145.32%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S), or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2025.
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
(7)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, and class A-2 common units in Pioneer Topco I, L.P.
(8)The Company holds class A-1 common units in Ambrosia Topco, LLC. and two first lien term loans and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Topco, LLC.
(9)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the started value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $6,284.
(10)The Company holds preferred equity, class A-1 common stock and subordinated notes in KWOR Intermediate I, Inc. The Company holds three first lien term loans, a first lien delayed draw and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the started value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $2,141.
*    All or a portion of interest contains payment-in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2025, 3.81% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

June 30, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	96.63%
Second lien	2.06%
Subordinated	0.60%
Equity and other	0.71%
Total investments	100.00%

June 30, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	38.99%
Business Services	26.23%
Healthcare	12.62%
Financial Services	8.46%
Consumer Services	5.00%
Education	3.17%
Packaging	1.33%
Consumer Products	1.24%
Business Products	0.98%
Distribution & Logistics	0.85%
Food & Beverage	0.69%
Specialty Chemicals & Materials	0.44%
Total investments	100.00%

June 30, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	99.19%
Fixed rates	0.81%
Total investments	100.00%

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
June 30, 2025
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
The Company conducted a private offering (the "Private Offering") of its shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any Private Offering, each investor will make a capital commitment (each, a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. The Company commenced its loan origination and investment activities on the date it issued shares of common stock to persons not affiliated with the Investment Adviser, which occurred on February 18, 2020 (the "Initial Closing Date"). The Company may conduct subsequent closings at times during its investment period (the "Investment Period"), which commenced on the Initial Closing Date and initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30, 2023 and September 30, 2024, the Investment Period was automatically extended for an additional one year period to September 30, 2024 and September 30, 2025, respectively. Pursuant to the Subscription Agreements entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary of the Company, whose assets are used to secure SLF I SPV's credit facility. On October 6, 2022, the Company established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary of the Company. As of June 30, 2025 and December 31, 2024, there were no assets held by SLF I Opportunistic SPV.
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

As of June 30, 2025, the Company's top five industry concentrations were software, business services, healthcare, financial services, and consumer services.
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
The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the board of directors of the Company (the "Board") is ultimately and solely responsible for determining the fair value of the Company's portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market quotations are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of ERISA ("Benefit Plan Investors"), hold 25% or more of the Company's outstanding shares, and (ii) the Company's shares are not listed on a national securities exchange, an unaffiliated third-party ("Sub-Administrator") has been engaged to independently value the Company's investments, in consultation with the Investment Adviser. The Company's quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator, are set forth in more detail below:
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
The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of the Company's investments may fluctuate from period to period and the fluctuations could be material.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.

Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2025, the Company recognized PIK interest from investments of $1,364 and $2,759, respectively, and PIK dividends from investments of $245 and $450, respectively. For the three and six months ended June 30, 2024, the Company recognized PIK interest from investments of $2,089 and $4,398, respectively, and no PIK dividends from investments.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2025 and December 31, 2024, there were 0 investments and 1 investment on non-accrual status, respectively.
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
Distributions—Distributions to the Company's stockholders are recorded on the record date as set by the Board. The Company intends to make sufficient timely distributions to its stockholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a semi-annual basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
The Company has adopted a dividend reinvestment plan (as amended from time to time, the "DRIP"), that provides for reinvestment of any distributions declared on behalf of its stockholders, unless a stockholder elects to receive cash.
The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value ("NAV") per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. On August 16, 2022, the Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the three and six months ended June 30, 2025, the Company issued 0 and 0 shares through the DRIP, respectively. For the three and six months ended June 30, 2024, the Company issued 0 and 5,430,849 shares through the DRIP, respectively.
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

Note 3. Investments
At June 30, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,376,732	$1,364,016
Second lien	31,390	29,119
Subordinated	8,280	8,398
Equity and other	10,572	10,052
Total investments	$1,426,974	$1,411,585

	Cost	Fair Value
Software	$549,330	$550,355
Business Services	369,281	370,262
Healthcare	188,279	178,197
Financial Services	118,941	119,460
Consumer Services	70,397	70,552
Education	45,247	44,740
Packaging	18,661	18,761
Consumer Products	24,896	17,494
Business Products	13,755	13,823
Distribution & Logistics	12,215	11,944
Food & Beverage	9,749	9,747
Specialty Chemicals & Materials	6,223	6,250
Total investments	$1,426,974	$1,411,585

At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,408,830	$1,404,867
Second lien	31,354	29,959
Subordinated	4,756	4,766
Equity and other	6,065	6,063
Total investments	$1,451,005	$1,445,655
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$595,007	$596,473
Business Services	326,188	323,235
Healthcare	221,052	215,810
Financial Services	109,824	110,423
Consumer Services	64,686	65,029
Education	42,613	42,782
Food & Beverage	24,488	26,649
Consumer Products	22,804	20,894
Packaging	18,322	18,436
Distribution & Logistics	11,485	11,319
Business Products	8,427	8,496
Specialty Chemicals & Materials	6,109	6,109
Total investments	$1,451,005	$1,445,655
For a discussion of the Company's unfunded commitments, see Note 8. Commitments and Contingencies.
Investment Risk Factors—First and second lien debt that the Company invests in is almost entirely rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as "leveraged loans", "high yield" or "junk" debt investments, and may be considered "high risk" compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the net asset value and income distributions of the Company. In addition, some of the Company's debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant value before a default occurs. Furthermore, an active trading market may not exist for these securities. This illiquidity may make it more difficult to value the investments.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of June 30, 2025:

	Total	Level I	Level II	Level III
First lien	$1,364,016	$—	$73,505	$1,290,511
Second lien	29,119	—	2,276	26,843
Subordinated	8,398	—	—	8,398
Equity and other	10,052	—	—	10,052
Total investments	$1,411,585	$—	$75,781	$1,335,804
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,404,867	$—	$91,603	$1,313,264
Second lien	29,959	—	19,471	10,488
Subordinated	4,766	—	—	4,766
Equity and other	6,063	—	—	6,063
Total investments	$1,445,655	$—	$111,074	$1,334,581

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2025	$1,338,656	$1,299,363	$21,220	$8,092	$9,981
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(18)	(18)	—	—	—
Net change in unrealized (depreciation) appreciation	(6,683)	(5,982)	(355)	35	(381)
Purchases, including capitalized PIK and revolver fundings	82,162	81,439	—	271	452
Proceeds from sales and paydowns of investments	(101,049)	(101,049)	—	—	—
Transfers into Level III (1)	31,468	25,490	5,978	—	—
Transfers out of Level III (1)	(8,732)	(8,732)	—	—	—
Fair value, June 30, 2025	$1,335,804	$1,290,511	$26,843	$8,398	$10,052
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(7,717)	$(7,017)	$(354)	$35	$(381)

(1)As of June 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2024	$1,279,419	$1,221,457	$57,714	$43	$205
Total gains or losses included in earnings:
Net realized gains (losses) on investments	19	19	—	—	—
Net change in unrealized (depreciation) appreciation	(621)	(202)	(419)	—	—
Purchases, including capitalized PIK and revolver fundings	212,547	202,182	5,985	4,380	—
Proceeds from sales and paydowns of investments	(171,067)	(153,707)	(17,360)	—	—
Transfers into Level III (1)	9,709	9,709	—	—	—
Transfers out of Level III (1)	(54,515)	(37,245)	(17,270)	—	—
Fair value, June 30, 2024	$1,275,491	$1,242,213	$28,650	$4,423	$205
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(860)	$(362)	$(498)	$—	$—

(1)As of June 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2024	$1,334,581	$1,313,264	$10,488	$4,766	$6,063
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(3,806)	(3,806)	—	—	—
Net change in unrealized (depreciation) appreciation	(5,165)	(4,100)	(655)	108	(518)
Purchases, including capitalized PIK and revolver fundings (1)	133,265	125,234	—	3,524	4,507
Proceeds from sales and paydowns of investments (1)	(172,526)	(172,526)	—	—	—
Transfers into Level III (2)	49,455	32,445	17,010	—	—
Fair value, June 30, 2025	$1,335,804	$1,290,511	$26,843	$8,398	$10,052
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(10,268)	$(9,203)	$(655)	$108	$(518)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2023(1)	$1,210,282	$1,167,465	$42,816	$1	$—
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(573)	(573)	—	—	—
Net change in unrealized appreciation (depreciation)	3,535	3,326	209	—	—
Purchases, including capitalized PIK and revolver fundings (2)	264,484	253,872	5,985	4,422	205
Proceeds from sales and paydowns of investments (2)	(205,216)	(184,856)	(20,360)	—	—
Transfers into Level III (3)	26,481	26,481	—	—	—
Transfers out of Level III (3)	(23,502)	(23,502)	—	—	—
Fair value, June 30, 2024	$1,275,491	$1,242,213	$28,650	$4,423	$205
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,584	$1,677	$(93)	$—	$—

(1)As of December 31, 2023, fair value of equity and other investments was less than $1 thousand.
(2)Includes non-cash reorganizations and restructurings.
(3)As of June 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers into or out of Levels I, II, or III during the three and six months ended June 30, 2025 and June 30, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the Market Based Approach as of June 30, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the Income Based Approach as of June 30, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2025 were as follows:

				Range
Type	Fair Value as of, June 30, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,281,705	Market & income approach	EBITDA multiple	7.0x	36.0x	17.1x
			Revenue multiple	5.0x	19.5x	10.2x
			Discount rate	6.4%	23.1%	9.1%
	8,806	Other	N/A (2)	N/A	N/A	N/A
Second lien	26,843	Market & income approach	EBITDA multiple	14.0x	18.0x	16.0x
			Discount rate	9.0%	22.0%	11.7%
Subordinated	8,398	Market & income approach	EBITDA multiple	8.0x	24.5x	12.8x
			Discount rate	12.4%	14.3%	14.3%
Equity and other	10,052	Market & income approach	EBITDA multiple	8.0x	18.0x	14.3x
			Revenue multiple	9.8x	9.8x	9.8x
			Discount rate	13.4%	13.4%	13.4%
	$1,335,804

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or a recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
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
(2)Fair value was determined based on transaction pricing or a recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
The fair value measurement of the Wells Credit Facility (as defined below) is considered Level III. See Note 6. Borrowings for details.

The following are the principal amount and fair value of the Company’s borrowings as of June 30, 2025 and December 31, 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	June 30, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
Wells Credit Facility	$408,800	$408,773	$504,400	$511,559
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
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

The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$6,912	$8,159	$14,649	$16,263
Non-usage fee	$361	$227	$627	$457
Amortization of financing costs	$615	$502	$1,223	$1,002
Weighted average interest rate	6.4%	7.7%	6.4%	7.7%
Effective interest rate	7.4%	8.5%	7.3%	8.6%
Average debt outstanding	$429,204	$418,186	$456,661	$416,788
As of June 30, 2025 and December 31, 2024, the outstanding balance on the Wells Credit Facility was $408,800 and $504,400, respectively, and SLF I SPV was in compliance with the applicable covenants in the Loan and Security Agreement on such dates.
Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. Certain of the Company's lenders may have fixed dollar claims on certain assets that are superior to the claims of the Company's common stockholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's net assets. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make distributions to its stockholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2025, the Company had unfunded commitments on revolving credit facilities of $80,050, no outstanding bridge financing commitments, and other future funding commitments of $95,715. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $85,850, no outstanding bridge financing commitments, and other future funding commitments of $100,105. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of June 30, 2025 and December 31, 2024.
The Company also had revolving borrowings available under the Wells Credit Facility as of June 30, 2025 and December 31, 2024. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $61,532 and $0, respectively, which could require funding in the future.

Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at par value of $0.001 per share.
The following table reflects the distributions declared on the Company's common stock for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
March 25, 2025	March 28, 2025	July 21, 2025	$0.2600
June 23, 2025	June 27, 2025	July 28, 2025	0.2950
			$0.5550
The following table reflects the distributions declared on the Company's common stock for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 20, 2024	March 27, 2024	July 19, 2024	$0.3240
June 25, 2024	June 27, 2024	July 19, 2024	0.3450
			$0.6690
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$18,069	$27,183	$39,911	$58,813
Denominator for basic & diluted weighted average share:	94,236,672	87,812,771	94,236,672	87,275,654
Basic & diluted earnings per share:	$0.19	$0.31	$0.42	$0.67

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024
Per share data: (1)
Net asset value, December 31, 2024 and December 31, 2023, respectively	$10.44	$10.50
Net investment income	0.57	0.67
Net realized and unrealized (losses) gains	(0.15)	—
Net increase in net assets resulting from operations	0.42	0.67
Net increase in net asset value from capital transactions	0.01	—
Distributions declared to stockholders from net investment income	(0.56)	(0.67)
Net asset value, June 30, 2025 and June 30, 2024, respectively	$10.31	$10.50
Total return (2)	4.09%	6.42%
Shares outstanding at end of period	94,236,672	87,812,771
Average weighted shares outstanding for the period	94,236,672	87,275,654
Average net assets for the period	$982,324	$917,568
Ratio to average net assets:
Net investment income (3)	11.04%	12.90%
Total expenses (3)	4.62%	5.13%

Average debt outstanding — Wells Credit Facility	$456,661	$416,788
Asset coverage ratio	337.61%	308.80%
Portfolio turnover	8.34%	16.40%

Capital Commitments	$690,000	$690,000
Funded Capital Commitments	$690,000	$690,000
% of Capital Commitments funded	100.00%	100.00%

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
(3)Annualized.

Note 12. Recent Accounting Standards Updates
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ending March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
Note 14. Subsequent Events
On July 21, 2025 and on July 28, 2025, the Company issued 352,034 and 400,574 shares of common stock, respectively, and settled $3,675 and $4,170 of distributions payable as of June 30, 2025, respectively, through the DRIP. The remainder of the distribution payable outstanding as of June 30, 2025 was paid in cash.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of June 30, 2025, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2025 and 2024, the consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 13, 2025

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
On December 9, 2020, we established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary whose assets are used to secure SLF I SPV's credit facility. On December 23, 2020, SLF I SPV entered into a Loan and Security Agreement among SLF I SPV as the borrower, the Investment Adviser as collateral manager, us as equity holder and seller, Wells Fargo Bank, National Association as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). On October 6, 2022, we established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary. As of June 30, 2025 and December 31, 2024, there were no assets held by SLF I Opportunistic SPV.
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
As of June 30, 2025, our top five industry concentrations were software, business services, healthcare, financial services, and consumer services.
As of June 30, 2025, our net assets were approximately $971.3 million and our portfolio had a fair value of approximately $1,411.6 million in 125 portfolio companies.

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
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our board of directors (the "Board") is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market quotations are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and any regulations promulgated thereunder ("Benefit Plan Investors"), hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, an unaffiliated third-party (the "Sub-Administrator") has been engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Sub-Administrator, are set forth in more detail below:
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
The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of our investments may fluctuate from period to period and the fluctuations could be material.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2025.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2025.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in our portfolio that contain a payment-in-kind

("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2025, the Company recognized PIK interest from investments of $1.4 million and $2.8 million, respectively, and PIK dividends from investments of $0.2 million and $0.5 million, respectively. For the three and six months ended and June 30, 2024, the Company recognized PIK interest from investments of $2.1 million and $4.4 million, respectively, and no PIK dividends from investments.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2025 and December 31, 2024, there were 0 and 1 investments on non-accrual status, respectively.
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
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange and Red, with Green reflecting an investment that is in-line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories are below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)

•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of June 30, 2025:

(in millions)	As of June 30, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,317.5	92.3%	$1,319.8	93.5%
Yellow	68.7	4.8%	60.3	4.3%
Orange	15.9	1.1%	14.0	1.0%
Red	24.9	1.8%	17.5	1.2%
	$1,427.0	100.0%	$1,411.6	100.0%
As of June 30, 2025, all investments in our portfolio had a Green Risk Rating, with the exception of six portfolio companies that had a Yellow Risk Rating, two portfolio companies that had an Orange Risk Rating, and one portfolio company that had a Red Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our Board, was approximately $1,411.6 million in 125 portfolio companies at June 30, 2025 and approximately $1,445.7 million in 121 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended
(in millions)	June 30, 2025	June 30, 2024
Investments in 45 and 60, respectively, new and existing portfolio companies	$119.5	$276.8
Debt repayments in existing portfolio companies	(144.0)	(217.2)
Sales of securities in 3 and 1 companies, respectively	(7.4)	(2.4)
Change in unrealized appreciation on 29 and 60 portfolio companies, respectively	6.1	5.8
Change in unrealized depreciation on 100 and 62 portfolio companies, respectively	(16.1)	(5.3)
Recent Accounting Standards Updates
See Item 1.—Financial Information—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended June 30, 2025 and June 30, 2024
Revenue

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Total interest income	$37,841	$40,660
Dividend income	245	—
Fee income	534	1,503
Total investment income	$38,620	$42,163
Our total investment income decreased by approximately $3.5 million, or 8%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. For the three months ended June 30, 2025, total investment income of approximately $38.6 million consisted of approximately $33.6 million in cash interest from investments, approximately $1.4 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $2.9 million, $0.2 million in PIK dividends from investments, and approximately $0.5 million in fee income. The decrease in total interest income of approximately $2.8 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to lower yields on the portfolio investments. Fee income during the three months ended June 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from nine different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Management fee	$2,211	$2,164
Interest and other financing expenses	7,898	8,897
Administrative expenses	325	326
Professional fees	317	254
Other general and administrative expenses	107	90
Net expenses	$10,858	$11,731
Our total net operating expenses decreased by approximately $0.9 million, or 7%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Our management fee increased by $0.1 million, which larger managed and invested capital balances as a result of the shares issued through the DRIP, partially offset by lower drawn balances on the Wells Credit Facility as of June 30, 2025 as compared to June 30, 2024.
Interest and other financing expenses decreased by approximately $1.0 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to lower spreads and SOFR rates on higher average drawn balances on the Wells Credit Facility.
Professional fees, administrative expenses and other general and administrative expenses for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Net realized gains (losses) on investments	$(37)	$19
Net change in unrealized appreciation (depreciation) of investments	(9,656)	(3,268)
Net realized and unrealized gains (losses)	$(9,693)	$(3,249)
Our net realized loss and unrealized depreciation resulted in a net loss of approximately $9.7 million for the three months ended June 30, 2025 as compared to the net realized gains and unrealized depreciation resulting in a net loss of approximately $3.2 million for the three months ended June 30, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2025 was primarily driven by unrealized depreciation in Notorious Topco, LLC, CCBlue Bidco, Inc., and ACI Group Holdings, Inc. The net loss for the three months ended June 30, 2024 was primarily driven by the overall decrease in market prices of our investments during the period.
Results of Operations for the Six Months Ended June 30, 2025 and June 30, 2024
Revenue

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Total interest income	$74,741	$79,786
Dividend income	450	—
Fee income	1,094	2,475
Total investment income	$76,285	$82,261
Our total investment income decreased by approximately $6.0 million, or 7%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, total investment income of approximately $76.3 million consisted of approximately $67.9 million in cash interest from investments, approximately $2.8 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $4.0 million, $0.5 million in PIK dividends from investments, and approximately $1.1 million in fee income. The decrease in total interest income of approximately $5.0 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to lower yields on the portfolio investments. The increase in dividend income of $0.5 million was primarily driven by new preferred share investments. Fee income during the six months ended June 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 15 different portfolio companies.
Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Management fee	$4,504	$4,295
Interest and other financing expenses	16,519	17,741
Administrative expenses	643	638
Professional fees	659	559
Other general and administrative expenses	186	156
Net expenses	$22,511	$23,389
Our total net operating expenses decreased by approximately $0.9 million, or 4% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Our management fee increased by $0.2 million, which was attributable to larger managed and invested capital balances as a result of the shares issued through the DRIP.
Interest and other financing expenses decreased by approximately $1.2 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to decreased spreads and SOFR rates on higher average drawn balances on the Wells Credit Facility.
Professional fees, administrative expenses and other general and administrative expenses for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Net realized (losses) gains on investments	$(3,824)	$(573)
Net change in unrealized (depreciation) appreciation of investments	(10,039)	514
Net realized and unrealized (losses) gains	$(13,863)	$(59)
Our net realized loss and unrealized depreciation resulted in a net loss of approximately $13.9 million for the six months ended June 30, 2025 as compared to the net realized loss and unrealized appreciation resulting in a net loss of approximately $0.1 million for the six months ended June 30, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2025 was primarily driven unrealized depreciation in Notorious Topco, LLC, CCBlue Bidco, Inc., and ACI Group Holdings, Inc. as well as by realized losses in KWOR Acquisition, Inc. and CB Buyer, Inc. The net loss for the six months ended June 30, 2024 was primarily driven by a realized loss in TMK Hawk Parent, Corp. partially offset by the overall increase in fair value of our investments during the period.
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
The Investment Adviser, as our initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of our shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2025, our asset coverage ratio was 337.61%.
On June 30, 2025 and December 31, 2024, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2025	December 31, 2024
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At June 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $24.8 million and $20.4 million, respectively. Our cash provided by operating activities for the six months ended June 30, 2025 and June 30, 2024 was approximately $100.0 million and $31.6 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $175.8 million and $186.0 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2025 and December 31, 2024, we had commitment letters to purchase investments in the aggregate par amount of $61.5 million and $0.0 million, respectively, which could require funding in the future. As of June 30, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$408.8	$—	$—	$408.8	$—

(1)Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($408.8 million as of June 30, 2025) must be repaid on or before November 1, 2029. As of June 30, 2025, there was approximately $291.2 million of possible capacity remaining under the Wells Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared for the six months ended June 30, 2025 and June 30, 2024 totaled approximately $52.3 million and $58.7 million, respectively.
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
We maintain an "opt out" dividend reinvestment plan (as amended from time to time, the "DRIP"), on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. On August 16, 2022, our Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the six months ended June 30, 2025 and June 30, 2024, we issued 0 and 5,430,849 shares through the DRIP, respectively. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for additional details regarding our dividend reinvestment plan.

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
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates steady in the first and second quarters of 2025, following consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. In addition, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2025, certain of the loans held in our portfolio had SOFR interest rates. As of June 30, 2025, approximately 99.2% of our investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 0.8% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2025. Interest expense is calculated based on the terms of our Wells Credit Facility. For our credit facility, we use the outstanding balance as of June 30, 2025. This analysis does not take into account the impact of other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(17.77)%
-150 Basis Points	(13.33)%
-100 Basis Points	(8.88)%
-50 Basis Points	(4.44)%
+50 Basis Points	4.44%
+100 Basis Points	8.88%
+150 Basis Points	13.33%
+200 Basis Points	17.77%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2025. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2025 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
(2)Previously filed in connection with NMF SLF I, Inc.'s Current Report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2025.

NMF SLF I, Inc.
By:	/s/ JOHN R. KLINE
John R. Kline President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board of Directors
By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)