Form 10-Q
period 2025-09-30
NMF SLF I, Inc.
filed 2025-11-13
CIK 1766037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025

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
_________________________________________________________________________________
The number of the registrant's common stock shares outstanding as of November 13, 2025 was 94,989,279. As of September 30, 2025, there was no established public market for the registrant's common stock.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NMF SLF I, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,422,609 and $1,451,005, respectively)	$1,402,593	$1,445,655
Cash and cash equivalents	24,913	20,399
Interest and dividend receivable	10,858	10,030
Receivable from unsettled securities sold	—	10,303
Other assets	7,253	485
Total assets	$1,445,617	$1,486,872
Liabilities
Borrowings
Wells Credit Facility	$436,800	$504,400
Deferred financing costs (net of accumulated amortization of $6,895 and $5,050, respectively)	(5,622)	(7,467)
Net borrowings	431,178	496,933
Distribution payable	26,502	—
Payable for unsettled securities purchased	7,821	—
Interest payable	2,459	2,908
Management fee payable	2,264	2,360
Payable to affiliates	187	122
Other liabilities	998	819
Total liabilities	471,409	503,142
Commitments and contingencies (See Note 8)
Net Assets
Common stock, par value 0.001, 500,000,000 shares authorized, 94,989,279 and 94,236,672 shares issued and outstanding, respectively	95	94
Paid in capital in excess of par	991,454	983,610
Accumulated (overdistributed) undistributed earnings	(17,341)	26
Total net assets	$974,208	$983,730
Total liabilities and net assets	$1,445,617	$1,486,872
Net asset value per share	$10.26	$10.44
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$34,963	$39,054	$106,945	$114,442
PIK interest income	1,362	2,027	4,121	6,425
Dividend income	264	49	714	49
Fee income	931	1,652	2,026	4,127
Total investment income	37,520	42,782	113,806	125,043
Expenses
Interest and other financing expenses	8,356	9,773	24,875	27,514
Management fee	2,264	2,342	6,768	6,637
Administrative expenses	316	345	959	983
Professional fees	273	292	933	851
Other general and administrative expenses	116	76	302	232
Total expenses	11,325	12,828	33,837	36,217
Net investment income (loss)	26,195	29,954	79,969	88,826
Net realized and unrealized gains (losses)
Net realized (losses) gains on investments	(43)	—	(3,867)	(573)
Net change in unrealized (depreciation) appreciation of investments	(4,627)	(4,430)	(14,666)	(3,916)
Net realized and unrealized (losses) gains	(4,670)	(4,430)	(18,533)	(4,489)
Net increase (decrease) in net assets resulting from operations	$21,525	$25,524	$61,436	$84,337
Earnings per share (basic & diluted)	$0.23	$0.28	$0.65	$0.95
Weighted average shares of common stock outstanding - basic & diluted (See Note 10)	94,795,190	92,306,427	94,424,890	88,964,819

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$26,195	$29,954	$79,969	$88,826
Net realized (losses) gains on investments	(43)	—	(3,867)	(573)
Net change in unrealized (depreciation) appreciation of investments	(4,627)	(4,430)	(14,666)	(3,916)
Net increase (decrease) in net assets resulting from operations	21,525	25,524	61,436	84,337
Capital transactions
Distributions declared to stockholders from net investment income	(26,502)	(30,168)	(78,803)	(88,915)
Reinvestment of distributions	7,845	58,747	7,845	115,261
Total net (decrease) increase in net assets resulting from capital transactions	(18,657)	28,579	(70,958)	26,346
Net increase (decrease) in net assets	2,868	54,103	(9,522)	110,683
Net assets at the beginning of the period	971,340	921,634	983,730	865,054
Net assets at the end of the period	$974,208	$975,737	$974,208	$975,737

Capital share activity
Shares issued from the reinvestment of distributions	752,607	5,586,708	752,607	11,017,557

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$61,436	$84,337
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments	3,867	573
Net change in unrealized depreciation (appreciation) of investments	14,666	3,916
Amortization of purchase discount	(5,899)	(3,819)
Amortization of deferred financing costs	1,845	1,508
Non-cash investment income	(4,864)	(6,761)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(236,020)	(426,795)
Proceeds from sales and paydowns of investments	274,508	266,060
Cash paid for purchase of drawn portion of revolving credit facilities	(171)	(577)
Cash paid on drawn revolving credit facilities	(17,506)	(23,563)
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	102	9,476
Cash repayments on drawn revolvers	14,379	22,947
Interest and dividend receivable	(828)	(2,314)
Receivable from unsettled securities sold	10,303	2,992
Other assets	(6,768)	(419)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	7,821	(1,344)
Interest payable	(449)	380
Management fee payable	(96)	273
Payable to affiliates	65	41
Other liabilities	179	186
Net cash flows provided (used in) by operating activities	116,570	(72,903)
Cash flows from financing activities
Distributions paid	(44,456)	—
Proceeds from Wells Credit Facility	159,000	278,600
Repayment of Wells Credit Facility	(226,600)	(211,500)
Deferred financing costs paid	—	(27)
Net cash flows (used in) provided by financing activities	(112,056)	67,073
Net increase (decrease) in cash and cash equivalents	4,514	(5,830)
Cash and cash equivalents at the beginning of the period	20,399	22,158
Cash and cash equivalents at the end of the period	$24,913	$16,328

Supplemental disclosure of cash flow information
Cash interest paid	$22,527	$24,927
Non-cash operating activities:
Non-cash activity on investments	$16,388	$1,567
Non-cash financing activities:
Distribution declared and payable	$26,502	$30,168
Value of shares issued in connection with reinvestment of distributions	7,845	115,261
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.79%	12/2020	10/2028	$17,975	$17,885	$17,975
	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.79%	08/2021	10/2028	5,731	5,720	5,731
	First Lien(3)	SOFR(Q)	4.50%	8.79%	06/2021	10/2028	4,823	4,811	4,823
	First Lien(3)	SOFR(Q)	4.50%	8.79%	05/2022	10/2028	2,638	2,635	2,638
							31,167	31,051	31,167	3.20%
Anaplan, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.70%	06/2022	06/2029	29,663	29,524	29,663	3.04%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.98%	03/2022	03/2028	27,120	26,990	27,120
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	10.13%	03/2022	03/2028	2,088	2,091	2,088
							29,208	29,081	29,208	3.00%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.67%	11/2020	11/2028	23,017	22,958	23,017
	First Lien(3)	SOFR(M)	4.50%	8.67%	11/2020	11/2028	4,538	4,521	4,538
							27,555	27,479	27,555	2.83%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	6.50%	11.08%	05/2024	07/2028	21,048	21,040	21,048
	Subordinated(3)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	3,797	3,791	3,873
	Subordinated(3)	FIXED(Q)*	14.25%/PIK	14.25%	05/2024	05/2030	1,450	1,448	1,508
	First Lien(3)(4) - Drawn	SOFR(Q)	6.50%	11.08%	05/2024	07/2028	622	622	622
							26,917	26,901	27,051	2.78%
AAH Topco, LLC
Consumer Services	First Lien(3)	SOFR(M)	5.25%	9.51%	12/2021	12/2027	11,541	11,497	11,541
	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.51%	12/2021	12/2027	11,428	11,379	11,428
	First Lien(3)	SOFR(M)	5.25%	9.51%	11/2023	12/2027	3,071	3,053	3,071
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.26%	03/2025	12/2027	224	223	224
							26,264	26,152	26,264	2.70%
iCIMS, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.75%	10.07%	08/2022	08/2028	21,127	21,011	20,598
	First Lien(3)	SOFR(Q)	6.25%	10.57%	10/2022	08/2028	5,126	5,100	5,062
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	10.07%	08/2022	08/2028	524	527	511
							26,777	26,638	26,171	2.69%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.25%	02/2020	05/2028	24,608	24,585	24,608
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.25%	02/2020	05/2028	639	643	639
							25,247	25,228	25,247	2.59%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	8.91%	12/2020	12/2027	$17,251	$17,192	$17,251
	First Lien(2)(3)(6)	SOFR(M)	4.75%	8.91%	12/2020	12/2027	5,222	5,206	5,222
	First Lien(3)	SOFR(M)	4.75%	8.91%	01/2022	12/2027	2,544	2,533	2,544
							25,017	24,931	25,017	2.57%
OEConnection LLC
Software	First Lien(2)(6)	SOFR(M)	5.25%	9.41%	04/2024	04/2031	19,770	19,689	19,837
	First Lien	SOFR(M)	5.25%	9.41%	04/2024	04/2031	3,450	3,435	3,461
							23,220	23,124	23,298	2.39%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.31%	09/2021	09/2028	23,001	22,886	23,001	2.36%
PDQ.com Corporation
Software	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.50%	09/2021	08/2027	12,988	12,964	12,988
	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.50%	09/2021	08/2027	8,897	8,881	8,897
	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.69%	10/2023	08/2027	690	686	690
	First Lien(3)(4) - Drawn	SOFR(Q)	4.50%	8.73%	10/2023	08/2027	112	111	112
							22,687	22,642	22,687	2.33%
Thermostat Purchaser III, Inc.
Business Services	First Lien(2)(6)	SOFR(Q)	4.25%	8.25%	08/2021	08/2028	18,385	18,363	18,470
	First Lien	SOFR(Q)	4.25%	8.25%	08/2021	08/2028	3,307	3,301	3,322
							21,692	21,664	21,792	2.24%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	2.50% + 4.00%/PIK	10.61%	12/2021	12/2028	24,768	24,663	20,496
	First Lien(3)	SOFR(Q)*	2.50% + 4.00%/PIK	10.61%	12/2021	12/2028	1,287	1,286	1,065
							26,055	25,949	21,561	2.21%
Eclipse Topco, Inc. (9)
Eclipse Buyer, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.68%	09/2024	09/2031	21,349	21,255	21,349	2.19%
MRI Software LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	4.75%	8.75%	01/2020	02/2027	10,608	10,595	10,608
	First Lien(3)	SOFR(Q)	4.75%	8.75%	01/2020	02/2027	3,032	3,025	3,032
	First Lien(2)(3)(6)	SOFR(Q)	4.75%	8.75%	03/2021	02/2027	3,009	3,008	3,009
	First Lien(3)	SOFR(Q)	4.75%	8.75%	03/2021	02/2027	2,815	2,813	2,815
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	8.75%	08/2024	02/2027	1,701	1,695	1,701
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	8.75%	01/2020	02/2027	142	146	142
							21,307	21,282	21,307	2.19%
Acumatica Holdings, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.06%	07/2025	07/2032	21,024	21,024	21,024	2.16%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Diamondback Acquisition, Inc.
Software	First Lien(2)(6)	SOFR(M)	4.50%	8.66%	09/2025	09/2032	$20,433	$20,382	$20,382
	First Lien(4) - Drawn	SOFR(M)	4.50%	8.66%	09/2025	09/2032	529	528	528
							20,962	20,910	20,910	2.15%
Pioneer Topco I, L.P. (7)
Pioneer Buyer I, LLC
Software	First Lien(3)	SOFR(Q)	6.00%	10.00%	11/2021	11/2028	18,231	18,172	18,231
	First Lien(3)	SOFR(Q)	6.00%	10.00%	03/2022	11/2028	1,985	1,977	1,985
							20,216	20,149	20,216	2.08%
NC Topco, LLC
Software	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.66%	08/2024	09/2031	19,817	19,733	19,817	2.03%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.75%	9.85%	08/2021	08/2028	16,393	16,312	15,960
	First Lien(3)	SOFR(Q)	5.75%	9.85%	08/2021	08/2028	1,726	1,723	1,680
	First Lien(3)	SOFR(Q)	5.75%	9.85%	08/2021	08/2027	1,348	1,343	1,313
							19,467	19,378	18,953	1.95%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	8.75%	08/2024	08/2031	13,914	13,853	13,914
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	8.75%	08/2024	08/2031	4,288	4,270	4,288
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	8.75%	08/2024	08/2031	549	549	549
							18,751	18,672	18,751	1.92%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.60%	10/2021	10/2028	11,937	11,877	11,937
	First Lien(3)	SOFR(Q)	5.50%	9.60%	10/2021	10/2028	5,711	5,689	5,711
	First Lien(3)	SOFR(Q)	5.50%	9.60%	06/2022	10/2028	587	586	587
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.60%	10/2021	10/2027	431	437	431
	First Lien(3)	SOFR(Q)	5.50%	9.60%	10/2021	10/2028	48	45	48
							18,714	18,634	18,714	1.92%
Model N, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	4.75%	8.75%	06/2024	06/2031	18,668	18,588	18,668	1.92%
Relativity ODA LLC
Software	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.66%	05/2021	05/2029	18,592	18,513	18,592	1.91%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	8.93%	07/2024	07/2031	15,402	15,336	15,402
	First Lien(3)(4) - Drawn	SOFR(M)	4.75%	8.89%	07/2024	07/2031	2,789	2,778	2,789
							18,191	18,114	18,191	1.87%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)(6)	SOFR(S)	5.75%	10.14%	10/2021	10/2028	$11,369	$11,311	$11,171
	First Lien(2)(3)(6)	SOFR(S)	5.75%	10.14%	12/2021	10/2028	7,146	7,109	7,021
							18,515	18,420	18,192	1.87%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(Q)	5.75%	9.95%	06/2024	08/2029	9,781	9,781	9,781
	First Lien(3)	SOFR(Q)	6.00%	10.20%	09/2023	08/2029	5,902	5,881	5,902
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.45%	08/2024	08/2029	2,368	2,359	2,368
							18,051	18,021	18,051	1.85%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.60%	05/2022	09/2027	14,491	14,428	14,491
	First Lien(3)	SOFR(Q)	5.25%	9.60%	05/2022	09/2027	2,854	2,847	2,854
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.40%	03/2024	09/2027	251	249	251
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.46%	05/2022	09/2027	117	122	117
							17,713	17,646	17,713	1.82%
Notorious Topco, LLC
Consumer Products	First Lien(2)(3)(6)	SOFR(Q) (11)*	4.75% + 2.50%/PIK	11.60%	11/2021	11/2027	21,228	21,163	13,291
	First Lien(3)	SOFR(Q) (11)*	4.75% + 2.50%/PIK	11.60%	11/2021	11/2027	1,850	1,845	1,158
	First Lien(3)	SOFR(Q) (11)	6.75%	11.01%	11/2021	05/2027	1,844	1,839	1,155
							24,922	24,847	15,604	1.60%
Foundational Education Group, Inc.
Education	First Lien(2)(6)	SOFR(M)	4.25%	8.53%	08/2021	08/2028	12,035	11,785	10,742
	Second Lien(2)(3)(6)	SOFR(M)	6.50%	10.78%	08/2021	08/2029	6,488	6,469	6,488
							18,523	18,254	17,230	1.77%
Superman Holdings, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.50%	08/2024	08/2031	13,842	13,812	13,842
	First Lien(3)(4) - Drawn	SOFR(Q)	4.50%	8.50%	08/2024	08/2031	2,884	2,878	2,884
							16,726	16,690	16,726	1.72%
Eisner Advisory Group LLC
Financial Services	First Lien(2)(6)	SOFR(M)	4.00%	8.16%	02/2024	02/2031	16,355	16,240	16,474	1.69%
Businessolver.com, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.60%	12/2021	12/2027	14,339	14,314	14,339
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.60%	12/2021	12/2027	1,819	1,818	1,819
							16,158	16,132	16,158	1.66%
CentralSquare Technologies, LLC
Software	First Lien(2)(3)(6)	SOFR(M)*	2.88% + 3.38%/PIK	10.41%	04/2024	04/2030	15,649	15,497	15,649	1.61%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.04%	06/2024	12/2030	$9,032	$9,022	$9,032
	First Lien(3)	SOFR(Q)	4.75%	9.04%	06/2024	12/2030	6,322	6,292	6,322
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	8.97%	04/2025	12/2030	181	180	181
	First Lien(3)(4) - Drawn	SOFR(Q)	4.75%	8.75%	06/2024	12/2030	46	46	46
							15,581	15,540	15,581	1.60%
Enverus Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.50%	9.66%	12/2023	12/2029	14,871	14,787	14,871
	First Lien(3)	SOFR(M)	5.50%	9.66%	12/2023	12/2029	551	549	551
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	9.64%	12/2023	12/2029	49	51	49
							15,471	15,387	15,471	1.59%
USRP Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.16%	07/2021	12/2029	11,215	11,203	11,215
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.16%	08/2024	12/2029	1,703	1,696	1,703
	First Lien(3)	SOFR(M)	5.00%	9.16%	07/2023	12/2029	1,494	1,474	1,494
	First Lien(3)	SOFR(M)	5.00%	9.16%	07/2021	12/2029	462	460	462
							14,874	14,833	14,874	1.53%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.66%	05/2025	06/2031	7,720	7,672	7,682
	First Lien(2)(3)(6)	SOFR(M)	4.75%	8.91%	05/2024	06/2031	5,588	5,552	5,588
	First Lien(3)	SOFR(M)	4.75%	8.91%	05/2024	06/2031	1,123	1,117	1,123
	First Lien(3)	SOFR(M)	4.50%	8.66%	05/2025	06/2031	363	362	361
							14,794	14,703	14,754	1.51%
Bullhorn, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.16%	09/2020	10/2029	9,093	9,080	9,093
	First Lien(3)	SOFR(M)	5.00%	9.16%	05/2024	10/2029	4,602	4,602	4,602
	First Lien(3)	SOFR(M)	5.00%	9.16%	05/2024	10/2029	531	530	531
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.16%	09/2020	10/2029	86	90	86
							14,312	14,302	14,312	1.47%
Coupa Holdings, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.56%	02/2023	02/2030	14,311	14,188	14,311	1.47%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.75%	11.06%	10/2024	11/2029	14,342	14,189	14,163	1.45%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.15%	12/2021	12/2029	7,362	7,330	7,362
	First Lien(3)	SOFR(Q)	5.00%	9.15%	12/2021	12/2029	2,472	2,459	2,472
	First Lien(3)	SOFR(Q)	5.00%	9.15%	12/2021	12/2029	2,456	2,443	2,456
	First Lien(3)	SOFR(Q)	5.00%	9.15%	07/2022	12/2029	1,603	1,595	1,603
							13,893	13,827	13,893	1.43%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Brave Parent Holdings, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.16%	11/2023	11/2030	$12,519	$12,491	$12,519
	First Lien(3)	SOFR(M)	5.00%	9.16%	11/2023	11/2030	825	824	825
							13,344	13,315	13,344	1.37%
Runway Bidco, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.00%	12/2024	12/2031	13,386	13,325	13,319	1.37%
KWOR Intermediate I, LLC (10)
KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)*	1.00% + 5.25%/PIK	10.45%	02/2025	02/2030	9,497	9,497	9,497
	Subordinated(3)	SOFR(Q)*	8.00%/PIK	12.20%	02/2025	02/2030	3,278	3,278	3,278
	First Lien(3)	SOFR(Q)	5.25%	9.45%	02/2025	02/2030	77	77	77
	First Lien(3)	SOFR(Q)	5.25%	9.45%	02/2025	02/2030	51	51	51
							12,903	12,903	12,903	1.32%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.10%	06/2022	06/2028	11,216	11,216	11,216
	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.01%	02/2025	06/2028	1,508	1,498	1,508
							12,724	12,714	12,724	1.31%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.50%	05/2022	05/2029	12,794	12,715	12,667	1.30%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.09%	10.54%	03/2021	03/2028	7,401	7,354	7,401
	First Lien(2)(3)(6)	SOFR(Q)	6.24%	10.71%	04/2025	03/2028	3,059	3,044	3,059
	First Lien(3)	SOFR(Q)	6.09%	10.37%	03/2021	03/2028	1,535	1,532	1,535
							11,995	11,930	11,995	1.23%
CFS Management, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	6.25% + 2.25%/PIK	12.76%	09/2021	09/2026	9,263	9,250	8,105
	First Lien(3)	SOFR(Q)*	6.25% + 2.25%/PIK	12.76%	09/2021	09/2026	3,554	3,549	3,110
							12,817	12,799	11,215	1.15%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(6)	SOFR(M)	4.75%	8.91%	10/2021	10/2028	10,150	10,099	10,150
	First Lien(3)	SOFR(M)	4.75%	8.91%	10/2021	10/2028	855	852	855
	First Lien(3)(4) - Drawn	SOFR(M)	4.75%	8.91%	07/2024	10/2028	76	76	76
	First Lien(3)	SOFR(M)	4.75%	8.91%	10/2021	10/2028	51	51	51
							11,132	11,078	11,132	1.14%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	9.01%	07/2023	10/2030	6,997	6,966	6,997
	First Lien(3)	SOFR(M)	4.75%	9.01%	07/2023	10/2030	4,097	4,083	4,097
							11,094	11,049	11,094	1.14%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.51%	09/2021	09/2027	$11,020	$10,976	$11,020	1.13%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(6)	SOFR(S)	4.25%	8.48%	06/2021	06/2028	7,430	7,413	7,430
	First Lien(3)	SOFR(S)	4.25%	8.43%	06/2021	06/2028	3,245	3,237	3,245
							10,675	10,650	10,675	1.10%
Diligent Corporation
Software	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.20%	04/2024	08/2030	8,504	8,478	8,504
	First Lien(3)	SOFR(Q)	5.00%	9.20%	04/2024	08/2030	1,458	1,453	1,458
	First Lien(3)(4) - Drawn	SOFR(Q)	5.00%	9.20%	04/2024	08/2030	107	107	107
							10,069	10,038	10,069	1.03%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)*	2.75% + 2.75%/PIK	9.71%	08/2024	08/2031	9,429	9,350	9,429
	First Lien(3)(4) - Drawn	SOFR(Q)	5.00%	9.19%	08/2024	08/2031	336	333	336
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.16%	08/2024	08/2030	109	109	109
							9,874	9,792	9,874	1.01%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)(3)(6)	SOFR(Q)	6.00%	10.00%	05/2025	05/2030	9,805	9,737	9,732	1.00%
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)*	2.75% + 3.25%/PIK	10.26%	08/2021	08/2028	7,511	7,477	6,760
	First Lien(3)	SOFR(M)*	2.75% + 3.25%/PIK	10.26%	08/2021	08/2028	1,442	1,431	1,298
	First Lien(3)	SOFR(M)*	2.75% + 3.25%/PIK	10.26%	08/2021	08/2028	1,331	1,329	1,198
	First Lien(3)(4) - Drawn	SOFR(M)	5.50%	9.76%	08/2021	08/2027	409	411	368
							10,693	10,648	9,624	0.99%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(S)	4.75%	8.99%	10/2023	12/2028	8,490	8,460	8,490
	First Lien(3)	SOFR(S)	4.75%	8.99%	10/2023	12/2028	1,134	1,126	1,134
							9,624	9,586	9,624	0.99%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.41%	09/2022	10/2029	9,622	9,531	9,622	0.99%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.01%	07/2021	07/2028	5,931	5,913	5,931
	First Lien(2)(3)(6)	SOFR(M)	5.75%	10.01%	07/2022	07/2028	3,485	3,467	3,485
	Subordinated(3)	SOFR(Q)	7.50%	11.60%	07/2022	07/2029	1	1	1
							9,417	9,381	9,417	0.97%
Xactly Corporation
Software	First Lien(2)(3)(6)	SOFR(Q)	6.25%	10.55%	06/2020	07/2027	9,449	9,119	9,341	0.96%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Power Grid Holdings, Inc.
Business Products	First Lien(2)(3)(6)	SOFR(Q)	4.75%	8.75%	11/2023	12/2030	$8,432	$8,380	$8,432
	First Lien(3)(4) - Drawn	SOFR(M)	4.75%	9.67%	11/2023	12/2030	181	183	181
							8,613	8,563	8,613	0.88%
RXB Holdings, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.78%	07/2021	12/2027	6,173	6,167	6,173
	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.53%	06/2023	12/2027	2,432	2,397	2,432
							8,605	8,564	8,605	0.88%
Houghton Mifflin Harcourt Company
Education	First Lien(2)(6)	SOFR(M)	5.25%	9.51%	10/2023	04/2029	9,342	9,136	8,396	0.86%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	4.75%	8.75%	07/2025	10/2030	5,020	5,008	5,020
	First Lien(2)(3)(6)	SOFR(Q)	4.75%	8.75%	10/2023	10/2030	3,270	3,246	3,270
							8,290	8,254	8,290	0.85%
ComPsych Investments Corp.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.08%	07/2024	07/2031	8,055	8,022	8,055	0.83%
Low Voltage Holdings Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	8.75%	04/2025	04/2032	7,628	7,600	7,599
	First Lien(3)	SOFR(Q)	4.75%	8.75%	04/2025	04/2032	113	113	112
							7,741	7,713	7,711	0.79%
HP TLE Buyer, Inc.
Education	First Lien(2)(3)(6)	SOFR(Q)	4.75%	8.75%	07/2025	07/2032	7,481	7,445	7,442	0.76%
DigiCert, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	5.75%	9.91%	07/2025	07/2030	7,099	7,047	7,045	0.72%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.66%	02/2020	02/2028	6,535	6,532	6,535
	First Lien(3)(4) - Drawn	SOFR(M)	4.50%	8.66%	02/2020	02/2028	441	442	441
	First Lien(2)(3)(6)	SOFR(M)	4.50%	8.66%	07/2025	02/2028	50	50	50
							7,026	7,024	7,026	0.72%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3)(6)	SOFR(M)	6.00%	10.16%	10/2023	11/2030	7,244	7,186	6,929	0.71%
MedX Holdings, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(M)	4.75%	8.91%	07/2025	07/2032	6,869	6,836	6,835	0.70%
Maverick Bidco Inc.
Software	Second Lien(3)	SOFR(Q)	6.75%	11.21%	04/2021	05/2029	6,800	6,789	6,800	0.70%
Bonterra LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	5.00%	9.00%	03/2025	03/2032	6,637	6,621	6,620
	First Lien(3)(4) - Drawn	SOFR(Q)	5.00%	8.99%	03/2025	03/2032	108	108	108
							6,745	6,729	6,728	0.69%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	6.41%/PIK	10.41%	03/2021	04/2028	$6,322	$6,302	$5,572
	First Lien(3)	SOFR(Q)*	6.41%/PIK	10.41%	03/2021	04/2028	525	522	462
	First Lien(3)	SOFR(Q)*	6.41%/PIK	10.41%	03/2021	04/2028	361	360	318
	First Lien(3)	SOFR(Q)*	6.50%/PIK	10.50%	12/2022	04/2028	246	244	217
							7,454	7,428	6,569	0.67%
Pathway Vet Alliance LLC
Consumer Services	First Lien(2)(6)	SOFR(Q)	5.00%	9.31%	04/2025	06/2028	6,481	6,465	6,559	0.67%
PDI TA Holdings, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.81%	01/2024	02/2031	4,542	4,525	4,542
	First Lien(3)	SOFR(Q)	5.50%	9.81%	01/2024	02/2031	1,644	1,637	1,644
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.81%	01/2024	02/2031	196	196	196
							6,382	6,358	6,382	0.66%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(6)	SOFR(Q)*	6.75% + 2.00%/PIK	12.75%	07/2021	07/2027	5,564	5,542	5,564
	First Lien(3)(4) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	12.91%	07/2021	07/2026	704	703	704
							6,268	6,245	6,268	0.64%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	3.38% + 3.38%/PIK	11.20%	02/2022	08/2029	4,223	4,204	4,223
	First Lien(2)(3)(6)	SOFR(Q)*	3.38% + 3.38%/PIK	11.11%	08/2025	08/2029	1,399	1,388	1,399
	First Lien(2)(3)(4) - Drawn	SOFR(Q)*	3.38% + 3.38%/PIK	11.20%	02/2022	08/2029	463	463	463
							6,085	6,055	6,085	0.62%
eResearchTechnology, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(M)	4.75%	8.91%	03/2025	01/2032	5,026	4,978	4,976
	First Lien(3)	SOFR(M)	4.75%	8.91%	03/2025	01/2032	834	829	826
	First Lien(3)(4) - Drawn	SOFR(M)	4.75%	8.91%	03/2025	01/2032	133	132	131
							5,993	5,939	5,933	0.61%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(6)	SOFR(M)	4.75%	8.91%	09/2021	09/2027	4,981	4,973	4,981
	First Lien(3)	SOFR(M)	4.75%	8.91%	09/2021	09/2027	805	803	805
	First Lien(3)(4) - Drawn	P(Q)	3.75%	11.00%	09/2021	09/2027	108	109	108
							5,894	5,885	5,894	0.61%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.50%	9.67%	08/2025	08/2032	5,909	5,880	5,880	0.60%
Asurion, LLC
Business Services	First Lien(2)(6)	SOFR(M)	4.25%	8.41%	06/2025	09/2030	5,894	5,726	5,864	0.60%
Planview Parent, Inc.
Software	Second Lien(2)(3)(6)	SOFR(Q)	5.75%	9.75%	06/2024	12/2028	6,000	5,989	5,819	0.60%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	8.91%	12/2021	12/2028	$3,504	$3,487	$3,504
	First Lien(3)	SOFR(M)	4.75%	8.91%	12/2021	12/2028	1,374	1,368	1,374
	First Lien(3)	SOFR(M)	4.75%	8.91%	12/2021	12/2028	392	390	392
	First Lien(3)(4) - Drawn	SOFR(M)	4.75%	8.91%	06/2024	12/2028	301	299	301
							5,571	5,544	5,571	0.57%
Park Place Technologies, LLC
Business Services	First Lien(2)(6)	SOFR(Q)	5.25%	9.56%	07/2024	03/2031	4,937	4,927	4,937
	First Lien	SOFR(Q)	5.25%	9.48%	07/2024	03/2031	404	402	404
	First Lien(4) - Drawn	SOFR(Q)	5.25%	9.25%	07/2024	03/2030	203	203	203
							5,544	5,532	5,544	0.57%
Icefall Parent, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.81%	01/2024	01/2030	5,475	5,432	5,475	0.56%
Viper Bidco, Inc.
Software	First Lien(2)(3)(6)	SOFR(Q)	4.75%	8.75%	11/2024	11/2031	5,141	5,118	5,116	0.53%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.91%	10/2021	10/2028	4,260	4,238	3,951
	First Lien(3)	SOFR(Q)	5.50%	9.84%	06/2022	10/2028	731	727	678
	First Lien(3)	SOFR(Q)	5.50%	9.93%	10/2021	10/2028	488	486	453
	First Lien(3)(4) - Drawn	SOFR(Q)	5.75%	10.05%	11/2023	10/2028	12	12	11
							5,491	5,463	5,093	0.52%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien(2)(6)	SOFR(Q)	4.75%	8.75%	07/2025	07/2032	5,059	4,966	5,064	0.52%
Calabrio, Inc.
Software	First Lien	SOFR(Q)	5.50%	9.70%	04/2021	04/2027	3,936	3,927	3,936
	First Lien	SOFR(Q)	5.50%	9.70%	01/2024	04/2027	598	595	598
	First Lien(4) - Drawn	SOFR(Q)	5.50%	9.70%	04/2021	04/2027	206	207	206
							4,740	4,729	4,740	0.49%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(M)	4.75%	8.91%	08/2024	08/2031	4,204	4,185	4,204	0.43%
Ultimus Group Midco, LLC
Financial Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	8.75%	07/2025	07/2032	4,175	4,154	4,154	0.43%
Bluefin Holding, LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.56%	09/2023	09/2029	4,128	4,090	4,128	0.42%
Greenway Health, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	6.75%	10.75%	12/2023	04/2029	4,065	4,021	4,065	0.42%
Fullsteam Operations LLC
Software	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.48%	08/2025	08/2031	4,045	4,025	4,025	0.41%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Project Accelerate Parent, LLC
Software	First Lien(2)(3)(6)	SOFR(M)	5.25%	9.41%	02/2024	02/2031	$4,000	$3,983	$4,000	0.41%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)(6)	SOFR(M)	6.75%	11.03%	05/2021	05/2029	6,000	5,978	3,824	0.39%
STATS Intermediate Holdings, LLC**
Business Services	First Lien(2)(6)	SOFR(Q)	5.25%	9.72%	08/2021	07/2026	3,820	3,820	3,806	0.39%
RailPros Parent, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.70%	05/2025	05/2032	3,798	3,780	3,779	0.39%
Radwell Parent, LLC
Distribution & Logistics	First Lien(3)	SOFR(Q)	5.50%	9.50%	11/2022	04/2029	3,652	3,617	3,652
	First Lien(3)(4) - Drawn	SOFR(Q)	5.50%	9.50%	11/2022	04/2029	75	76	75
							3,727	3,693	3,727	0.38%
Next Holdco, LLC
Healthcare	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.48%	11/2023	11/2030	3,496	3,477	3,496	0.36%
Michael Baker International, LLC
Business Services	First Lien(2)(6)	SOFR(Q)	4.00%	8.31%	05/2024	12/2028	3,156	3,144	3,170	0.33%
Perforce Software, Inc.
Software	First Lien(2)(6)	SOFR(M)	4.75%	8.91%	03/2024	03/2031	3,360	3,346	3,005	0.31%
Vehlo Purchaser, LLC
Software	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.16%	06/2025	05/2028	2,781	2,747	2,767	0.28%
Convey Health Solutions, Inc.
Healthcare	First Lien(2)(3)(6)	SOFR(Q)*	1.00% + 3.94%/PIK	9.04%	02/2022	07/2029	3,169	3,155	2,658	0.27%
LogRhythm, Inc.
Software	First Lien(2)(3)(6)	SOFR(M)	7.50%	11.66%	07/2024	07/2029	2,727	2,695	2,631	0.27%
Cloudera, Inc.
Software	Second Lien(3)	SOFR(M)	6.00%	10.26%	10/2022	10/2029	2,500	2,199	2,371	0.24%
KENE Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.25%	9.56%	02/2024	02/2031	2,264	2,245	2,264
	First Lien(3)(4) - Drawn	SOFR(Q)	5.25%	9.56%	02/2024	02/2031	105	104	105
							2,369	2,349	2,369	0.24%
LSCS Holdings, Inc.
Healthcare	First Lien(2)(6)	SOFR(Q)	4.50%	8.50%	04/2025	03/2032	2,361	2,316	2,329	0.24%
Centegix Intermediate II, LLC
Business Services	First Lien(2)(3)(6)	SOFR(Q)	5.50%	9.69%	08/2025	08/2032	2,072	2,062	2,062	0.21%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)	SOFR(M)	4.75%	9.02%	05/2021	05/2027	1,980	1,974	1,980	0.20%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Galway Borrower LLC
Business Services	First Lien(3)	SOFR(Q)	4.50%	8.50%	04/2024	09/2028	$1,165	$1,150	$1,165
	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.50%	04/2024	09/2028	703	699	703
							1,868	1,849	1,868	0.19%
KENG Acquisition, Inc.
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.50%	8.81%	08/2023	08/2029	1,186	1,175	1,186
	First Lien(3)(4) - Drawn	SOFR(Q)	4.50%	8.81%	08/2023	08/2029	563	559	563
							1,749	1,734	1,749	0.18%
Ambrosia Topco, LLC (8)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(3)	SOFR(M)*	2.00% + 3.25%/PIK	9.41%	01/2024	06/2029	1,761	1,717	1,137
	First Lien(3)	SOFR(M)*	1.00% + 3.00%/PIK	8.16%	03/2024	06/2029	746	352	477
	Subordinated(3)	FIXED(Q)*	11.00%/PIK	11.00%	01/2024	12/2031	50	50	50
							2,557	2,119	1,664	0.17%
DT1 Midco Corp.
Business Services	First Lien(2)(3)(6)	SOFR(M)	5.00%	9.16%	06/2025	12/2031	874	870	870
	First Lien(3)(4) - Drawn	SOFR(M)	5.00%	9.16%	06/2025	12/2031	21	21	21
							895	891	891	0.09%
RLG Holdings, LLC
Packaging	First Lien(2)(6)	SOFR(M)	4.25%	8.53%	09/2025	07/2028	692	572	572	0.06%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(3)(4) - Drawn	SOFR(Q)	5.00%	9.20%	07/2025	11/2031	566	561	562	0.06%
Total Funded Debt Investments - United States							$1,373,706	$1,366,485	$1,346,908	138.26%
Funded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(2)(3)(6)	SOFR(Q)	6.50%	10.90%	02/2024	02/2030	$7,454	$7,381	$7,454
	First Lien(3)	SOFR(Q)	6.50%	10.83%	02/2024	02/2030	4,233	4,216	4,233
							11,687	11,597	11,687	1.20%
Finastra USA, Inc.**
Software	First Lien(2)(6)	SOFR(Q)	4.00%	8.04%	07/2025	09/2032	6,373	6,310	6,353	0.65%
Accelya Lux Finco S.a r.l.**
Business Services	First Lien(2)	SOFR(Q)	5.25%	9.21%	09/2025	10/2032	6,209	6,085	6,085	0.63%
Cleanova US Holdings, LLC**
Business Products	First Lien(2)(3)(6)	SOFR(Q)	4.75%	8.81%	05/2025	06/2032	5,464	5,280	5,464	0.56%
Total Funded Debt Investments - United Kingdom							$29,733	$29,272	$29,589	3.04%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)(3)(6)	SOFR(Q)	4.75%	9.08%	06/2025	12/2029	$2,738	$2,731	$2,738
	First Lien(3)	SOFR(Q)	4.75%	9.08%	12/2022	12/2029	2,223	2,200	2,223
	First Lien(3)	SOFR(Q)	4.75%	9.08%	12/2023	12/2029	866	859	866
							5,827	5,790	5,827	0.60%
Adelaide Borrower, LLC**
Software	First Lien(2)(3)(6)	SOFR(Q)*	3.38% + 3.38%/PIK	10.75%	05/2024	05/2030	3,080	3,056	3,080	0.31%
Total Funded Debt Investments - Australia							$8,907	$8,846	$8,907	0.91%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(2)(3)(6)	SOFR(S)*	3.50% + 2.00%/PIK	9.65%	06/2025	07/2031	$7,440	$7,440	$7,440
	First Lien(2)(3)(6)	SOFR(S)*	3.50% + 2.00%/PIK	9.71%	06/2025	07/2031	408	408	408
							7,848	7,848	7,848	0.81%
Total Funded Debt Investments - Jersey							$7,848	$7,848	$7,848	0.81%
Total Funded Debt Investments							$1,420,194	$1,412,451	$1,393,252	143.02%
Equity - United States
Eclipse Topco, Inc.
Software	Preferred Shares(3)(9)	FIXED(S)*	12.50%/PIK	12.50%	09/2024	—	569	$6,227	$6,284	0.64%
KWOR TopCo I, LLC (10)
KWOR Intermediate I, LLC (10)
Business Services	Preferred Shares(3)(10)	SOFR(Q)*	8.00%/PIK	12.20%	02/2025	—	2,056	2,206	2,206
	Class A-1 common units (3)(10)	—	—	—	02/2025	—	1,922	1,999	1,103
							3,978	4,205	3,309	0.34%
Ambrosia Topco LLC
Distribution & Logistics	Class A-1 common units (3)(8)	—	—	—	01/2024	—	19,197	205	90	0.01%
Pioneer Topco I, L.P.
Software	Class A-2 common units (3)(7)	—	—	—	11/2021	—	10	—	—	—%
Total Shares - United States								$10,637	$9,683	0.99%
Total Shares								$10,637	$9,683	0.99%
Total Funded Investments								$1,423,088	$1,402,935	144.01%
Unfunded Debt Investments - United States
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	07/2028	$1,021	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	07/2028	1,320	—	—
							2,341	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Eclipse Topco, Inc. (9)
Eclipse Buyer, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2024	09/2026	$3,618	$—	$—	—%
Pioneer Topco I, L.P. (7)
Pioneer Buyer I, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2021	11/2027	2,590	(8)	—	—%
KWOR Intermediate I, LLC (10)
KWOR Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2025	02/2027	2,048	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2025	02/2030	1,543	—	—
							3,591	—	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2028	1,236	(3)	—	—%
Ambrosia Topco, LLC (8)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	10/2024	10/2026	208	—	—	—%
Project Accelerate Parent, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2031	579	(2)	—	—%
Acumatica Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2025	07/2032	2,153	—	—	—%
AAH Topco, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	1,413	(5)	—
	First Lien(3)(4) - Undrawn	—	—	—	03/2025	03/2027	2,276	—	—
							3,689	(5)	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	12/2020	12/2027	3,508	(12)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2027	271	(1)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	06/2024	12/2025	1,095	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2027	376	(1)	—
							1,471	(1)	—	—%
Bluefin Holding, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2023	09/2029	407	(3)	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2030	722	(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Bullhorn, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2020	10/2029	$561	$(4)	$—
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	426	(1)	—
							987	(5)	—	—%
Businessolver.com, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2025	401	—	—	—%
Calabrio, Inc.
Software	First Lien(4) - Undrawn	—	—	—	04/2021	04/2027	274	(2)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(3)(4) - Undrawn	—	—	—	07/2021	07/2026	74	(1)	—	—%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	1,059	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	706	(3)	—
							1,765	(3)	—	—%
ComPsych Investments Corp.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2027	2,323	(6)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2022	05/2026	1,715	(11)	—
	First Lien(3)(4) - Undrawn	—	—	—	09/2022	10/2029	1,339	(12)	—
							3,054	(23)	—	—%
Coupa Holdings, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2023	06/2027	1,294	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2023	02/2029	991	(7)	—
							2,285	(7)	—	—%
Daxko Acquisition Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	1,835	—	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2028	1,165	(5)	—
							3,000	(5)	—	—%
Diligent Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2026	1,458	(4)	—
	First Lien(3)(4) - Undrawn	—	—	—	04/2024	08/2030	865	(3)	—
							2,323	(7)	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	06/2022	06/2028	1,078	—	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	1,980	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Enverus Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2025	$200	$(1)	$—
	First Lien(3)(4) - Undrawn	—	—	—	12/2023	12/2029	1,100	(8)	—
							1,300	(9)	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	2,000	—	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	01/2027	256	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	01/2027	344	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2023	08/2029	416	(3)	—
							1,016	(3)	—	—%
Icefall Parent, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2024	01/2030	538	(4)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2026	909	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2031	304	(2)	—
							1,213	(2)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	03/2024	03/2026	1,901	—	—
	First Lien(3)(4) - Undrawn	—	—	—	05/2022	09/2027	860	(9)	—
							2,761	(9)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(3)(4) - Undrawn	—	—	—	10/2021	10/2027	1,292	(13)	—	—%
Superman Holdings, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	1,634	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	2,010	(4)	—
							3,644	(4)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2028	2,862	(15)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	02/2020	05/2028	1,279	(8)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	02/2020	02/2028	361	(2)	—	—%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	206	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2030	978	(10)	—
							1,184	(10)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

MAI Capital Management Intermediate LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	$3,893	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2031	2,502	(13)	—
							6,395	(13)	—	—%
Model N, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2026	3,848	—	—
	First Lien(3)(4) - Undrawn	—	—	—	06/2024	06/2031	2,052	(8)	—
							5,900	(8)	—	—%
MRI Software LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2020	02/2027	1,277	(6)	—	—%
NC Topco, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	5,640	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2024	09/2031	2,256	(10)	—
							7,896	(10)	—	—%
Next Holdco, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2025	587	—	—
	First Lien(3)(4) - Undrawn	—	—	—	11/2023	11/2029	220	(1)	—
							807	(1)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	1,484	(5)	—	—%
OEConnection LLC
Software	First Lien(4) - Undrawn	—	—	—	04/2024	04/2031	2,172	(9)	—	—%
Park Place Technologies, LLC
Business Services	First Lien(4) - Undrawn	—	—	—	07/2024	03/2030	383	(1)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	01/2024	02/2031	295	(1)	—	—%
PDQ.com Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2021	10/2032	2,459	(5)	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2025	346	—	—
							2,805	(5)	—	—%
Power Grid Holdings, Inc.
Business Products	First Lien(3)(4) - Undrawn	—	—	—	11/2023	12/2030	1,329	(13)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(3)(4) - Undrawn	—	—	—	11/2022	04/2029	207	(3)	—	—%
Relativity ODA LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2021	05/2029	1,589	(6)	—	—%
Riskonnect Parent, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	03/2024	03/2026	4,127	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Safety Borrower Holdings LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	09/2021	09/2027	$224	$(1)	$—	—%
Zone Climate Services, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	03/2022	03/2028	2,308	(23)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	07/2025	06/2026	4,839	—	—
	First Lien(3)(4) - Undrawn	—	—	—	10/2023	10/2030	799	(6)	—
							5,638	(6)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	02/2022	12/2025	66	—	—
	First Lien(3)(4) - Undrawn	—	—	—	02/2022	08/2029	603	(2)	—
	First Lien(2)(3)(4) - Undrawn	—	—	—	08/2025	12/2025	21	—	—
							690	(2)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(3)(4) - Undrawn	—	—	—	06/2021	06/2028	727	(2)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	04/2024	04/2030	1,708	(16)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	2,142	—	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2021	12/2029	714	(3)	—
							2,856	(3)	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2026	2,345	—	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2031	1,711	(7)	—
							4,056	(7)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	08/2024	08/2026	3,656	—	—	—%
Wealth Enhancement Group, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	08/2021	10/2028	516	(1)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	03/2025	03/2027	2,674	—	—
	First Lien(3)(4) - Undrawn	—	—	—	12/2021	12/2029	1,216	(6)	—
							3,890	(6)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	04/2025	11/2026	$124	$(1)	$—
	First Lien(3)(4) - Undrawn	—	—	—	06/2024	12/2030	724	—	—
							848	(1)	—	—%
Centegix Intermediate II, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2025	08/2027	609	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2025	08/2032	366	(2)	(2)
							975	(2)	(2)	(0.00)%
Fullsteam Operations LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2025	08/2027	1,348	—	—
	First Lien(3)(4) - Undrawn	—	—	—	08/2025	08/2031	449	(2)	(2)
							1,797	(2)	(2)	(0.00)%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	07/2025	01/2026	27	—	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2025	11/2026	280	—	(2)
							307	—	(2)	(0.00)%
Ultimus Group Midco, LLC
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	07/2025	01/2028	1,392	—	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2025	07/2032	522	(3)	(3)
							1,914	(3)	(3)	(0.00)%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	08/2025	08/2032	591	(3)	(3)	(0.00)%
Bonterra LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	03/2025	03/2027	719	—	(2)
	First Lien(3)(4) - Undrawn	—	—	—	03/2025	03/2032	611	(2)	(2)
							1,330	(2)	(4)	(0.00)%
DigiCert, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2025	07/2030	512	(4)	(4)	(0.00)%
Diamondback Acquisition, Inc.
Software	First Lien(4) - Undrawn	—	—	—	09/2025	09/2027	4,170	—	—
	First Lien(4) - Undrawn	—	—	—	09/2025	09/2032	2,251	(6)	(6)
							6,421	(6)	(6)	(0.00)%
MedX Holdings, LLC
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	07/2025	07/2027	2,857	—	—
	First Lien(3)(4) - Undrawn	—	—	—	07/2025	07/2032	1,216	(6)	(6)
							4,073	(6)	(6)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Xactly Corporation
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2020	07/2027	$551	$(6)	$(6)	(0.00)%
HP TLE Buyer, Inc.
Education	First Lien(3)(4) - Undrawn	—	—	—	07/2025	07/2032	1,646	(8)	(8)	(0.00)%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2022	05/2028	844	(4)	(8)	(0.00)%
RailPros Parent, LLC
Business Services	First Lien(3)(4) - Undrawn	—	—	—	05/2025	05/2032	584	(3)	(3)
	First Lien(3)(4) - Undrawn	—	—	—	05/2025	05/2027	1,169	—	(6)
							1,753	(3)	(9)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	06/2025	12/2026	1,785	—	(9)	(0.00)%
Sierra Enterprises, LLC
Food & Beverage	First Lien(3)(4) - Undrawn	—	—	—	05/2025	05/2030	1,244	(9)	(9)	(0.00)%
LogRhythm, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	07/2024	07/2029	273	(3)	(10)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	04/2025	04/2032	1,061	(4)	(4)
	First Lien(3)(4) - Undrawn	—	—	—	04/2025	10/2027	2,408	—	(9)
							3,469	(4)	(13)	(0.00)%
eResearchTechnology, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	03/2025	10/2031	474	(4)	(5)
	First Lien(3)(4) - Undrawn	—	—	—	03/2025	01/2027	816	(4)	(8)
							1,290	(8)	(13)	(0.00)%
DT1 Midco Corp.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	06/2025	12/2030	438	(2)	(2)
	First Lien(3)(4) - Undrawn	—	—	—	06/2025	04/2027	2,900	—	(15)
							3,338	(2)	(17)	(0.00)%
Runway Bidco, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	12/2024	12/2031	1,671	(7)	(8)
	First Lien(3)(4) - Undrawn	—	—	—	12/2024	12/2026	3,342	—	(17)
							5,013	(7)	(25)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(3)(4) - Undrawn	—	—	—	05/2024	06/2030	2,327	(14)	(12)
	First Lien(3)(4) - Undrawn	—	—	—	05/2025	06/2027	2,976	(9)	(15)
							5,303	(23)	(27)	(0.01)%
iCIMS, Inc.
Software	First Lien(3)(4) - Undrawn	—	—	—	08/2022	08/2028	1,347	(12)	(34)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

ACI Group Holdings, Inc.
Healthcare	First Lien(3)(4) - Undrawn	—	—	—	08/2021	08/2027	$378	$(4)	$(38)	(0.01)%
PetVet Care Centers, LLC
Consumer Services	First Lien(3)(4) - Undrawn	—	—	—	10/2023	11/2025	962	—	(42)
	First Lien(3)(4) - Undrawn	—	—	—	10/2023	11/2029	962	(7)	(42)
							1,924	(7)	(84)	(0.01)%
Total Unfunded Debt Investments - United States							$177,239	$(452)	$(342)	(0.04)%
Unfunded Debt Investments - Australia
Adelaide Borrower, LLC
Software	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2026	$681	$—	$—
	First Lien(3)(4) - Undrawn	—	—	—	05/2024	05/2030	433	(3)	—
							1,114	(3)	—	—%
Atlas AU Bidco Pty Ltd
Business Services	First Lien(3)(4) - Undrawn	—	—	—	12/2022	12/2028	495	(2)	—	—%
Total Unfunded Debt Investments - Australia							$1,609	$(5)	$—	—%
Unfunded Debt Investments - United Kingdom
Ciklum Inc.
Business Services	First Lien(3)(4) - Undrawn	—	—	—	02/2024	02/2030	$2,363	$(22)	$—	—%
Total Unfunded Debt Investments - United Kingdom							$2,363	$(22)	$—	—%
Total Unfunded Debt Investments							$181,211	$(479)	$(342)	(0.04)%
Total Non-Controlled/Non-Affiliated Investments								$1,422,609	$1,402,593	143.97%
Total Investments								$1,422,609	$1,402,593	143.97%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S), or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2025.
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

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)
(9)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the started value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $6,284.
(10)The Company holds class A-1 common units in KWOR TopCo I, LLC and preferred equity and subordinated notes in KWOR Intermediate I, LLC, a wholly-owned subsidiary of KWOR TopCo I, LLC. The Company also holds three first lien term loans, a first lien delayed draw and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the started value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $2,206.
(11)Investment is on non-accrual status as of September 30, 2025. See Note 3. Investments, for details
*    All or a portion of interest contains payment-in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2025, 3.47% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

NMF SLF I, Inc.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

September 30, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	96.88%
Second lien	1.80%
Subordinated	0.62%
Equity and other	0.70%
Total investments	100.00%

September 30, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	39.34%
Business Services	26.37%
Healthcare	12.25%
Financial Services	9.05%
Consumer Services	5.11%
Education	2.36%
Packaging	1.38%
Consumer Products	1.11%
Business Products	1.00%
Distribution & Logistics	0.89%
Food & Beverage	0.69%
Specialty Chemicals & Materials	0.45%
Total investments	100.00%

September 30, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	99.16%
Fixed rates	0.84%
Total investments	100.00%

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
September 30, 2025
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
New Mountain Finance Advisers, L.L.C. (the “Investment Adviser”), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority owner. New Mountain Capital is a global investment firm with approximately $60 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of its shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any Private Offering, each investor will make a capital commitment (each, a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Each investor will be required to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's Capital Commitment. The Company commenced its loan origination and investment activities on the date it issued shares of common stock to persons not affiliated with the Investment Adviser, which occurred on February 18, 2020 (the "Initial Closing Date"). The Company may conduct subsequent closings at times during its investment period (the "Investment Period"), which commenced on the Initial Closing Date and initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30, 2025, the Investment Period was automatically extended for an additional one year period to September 30, 2026. Pursuant to the Subscription Agreements entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
On December 9, 2020, the Company established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary of the Company, whose assets are used to secure SLF I SPV's credit facility. On October 6, 2022, the Company established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary of the Company. As of September 30, 2025 and December 31, 2024, there were no assets held by SLF I Opportunistic SPV.
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
As of September 30, 2025, the Company's top five industry concentrations were Software, Business Services, Healthcare, Financial Services, and Consumer Services.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.

Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2025, the Company recognized PIK interest from investments of $1,362 and $4,121, respectively, and PIK dividends from investments of $264 and $714, respectively. For the three and nine months ended September 30, 2024, the Company recognized PIK interest from investments of $2,027 and $6,425, respectively, and PIK dividends from investments of $49 and $49, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2025 and December 31, 2024, there was 1 investment on non-accrual status.
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
The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value ("NAV") per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the "Reference NAV"); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. On August 16, 2022, the Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the three and nine months ended September 30, 2025, the Company issued 752,607 and 752,607 shares through the DRIP, respectively. For the three and nine months ended September 30, 2024, the Company issued 5,586,708 and 11,017,557 shares through the DRIP, respectively.
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

Note 3. Investments
At September 30, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,375,980	$1,358,898
Second lien	27,424	25,302
Subordinated	8,568	8,710
Equity and other	10,637	9,683
Total investments	$1,422,609	$1,402,593

	Cost	Fair Value
Software	$550,981	$551,768
Business Services	369,452	369,869
Healthcare	182,547	171,867
Financial Services	126,291	126,952
Consumer Services	71,633	71,612
Education	34,827	33,060
Packaging	19,193	19,286
Consumer Products	24,847	15,604
Business Products	13,830	14,077
Distribution & Logistics	13,036	12,507
Food & Beverage	9,728	9,723
Specialty Chemicals & Materials	6,244	6,268
Total investments	$1,422,609	$1,402,593

At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,408,830	$1,404,867
Second lien	31,354	29,959
Subordinated	4,756	4,766
Equity and other	6,065	6,063
Total investments	$1,451,005	$1,445,655
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$595,007	$596,473
Business Services	326,188	323,235
Healthcare	221,052	215,810
Financial Services	109,824	110,423
Consumer Services	64,686	65,029
Education	42,613	42,782
Food & Beverage	24,488	26,649
Consumer Products	22,804	20,894
Packaging	18,322	18,436
Distribution & Logistics	11,485	11,319
Business Products	8,427	8,496
Specialty Chemicals & Materials	6,109	6,109
Total investments	$1,451,005	$1,445,655
During the third quarter of 2025, the Company placed its first lien term loans in Notorious Topco, LLC ("BIG") on non-accrual status. As of September 30, 2025, the Company's positions in BIG had an aggregate cost basis of $24,847, and aggregate fair value of $15,604 and total unearned income of $995 and $995, respectively, for the three and nine months then ended.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of September 30, 2025:

	Total	Level I	Level II	Level III
First lien	$1,358,898	$—	$117,424	$1,241,474
Second lien	25,302	—	—	25,302
Subordinated	8,710	—	—	8,710
Equity and other	9,683	—	—	9,683
Total investments	$1,402,593	$—	$117,424	$1,285,169
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,404,867	$—	$91,603	$1,313,264
Second lien	29,959	—	19,471	10,488
Subordinated	4,766	—	—	4,766
Equity and other	6,063	—	—	6,063
Total investments	$1,445,655	$—	$111,074	$1,334,581

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2025	$1,335,804	$1,290,511	$26,843	$8,398	$10,052
Total gains or losses included in earnings:
Net change in unrealized (depreciation) appreciation	(2,012)	(1,785)	182	26	(435)
Purchases, including capitalized PIK and revolver fundings	110,310	109,958	—	286	66
Proceeds from sales and paydowns of investments	(116,184)	(112,184)	(4,000)	—	—
Transfers into Level III (1)	2,277	—	2,277	—	—
Transfers out of Level III (1)	(45,026)	(45,026)	—	—	—
Fair value, September 30, 2025	$1,285,169	$1,241,474	$25,302	$8,710	$9,683
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(2,099)	$(1,873)	$183	$26	$(435)

(1)As of September 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2024	$1,334,581	$1,313,264	$10,488	$4,766	$6,063
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(3,806)	(3,806)	—	—	—
Net change in unrealized (depreciation) appreciation	(7,378)	(5,903)	(657)	134	(952)
Purchases, including capitalized PIK and revolver fundings (1)	240,116	231,734	—	3,810	4,572
Proceeds from sales and paydowns of investments (1)	(288,483)	(284,483)	(4,000)	—	—
Transfers into Level III (2)	51,916	32,445	19,471	—	—
Transfers out of Level III (2)	(41,777)	(41,777)	—	—	—
Fair value, September 30, 2025	$1,285,169	$1,241,474	$25,302	$8,710	$9,683
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(12,457)	$(10,982)	$(657)	$134	$(952)

(1)Includes non-cash reorganizations and restructurings.
(2)As of September 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Except as noted in the tables above, there were no other transfers into or out of Levels I, II, or III during the three and nine months ended September 30, 2025 and September 30, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the Market Based Approach as of September 30, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the Income Based Approach as of September 30, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2025 were as follows:

				Range
Type	Fair Value as of, September 30, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,204,201	Market & income approach	EBITDA multiple	7.0x	31.0x	16.2x
			Revenue multiple	4.0x	19.5x	10.2x
			Discount rate	6.1%	18.6%	8.7%
	37,273	Other	N/A (2)	N/A	N/A	N/A
Second lien	25,302	Market & income approach	EBITDA multiple	21.0x	21.0x	21.0x
			Discount rate	8.5%	19.9%	11.3%
Subordinated	8,710	Market & income approach	EBITDA multiple	9.0x	18.0x	12.8x
			Discount rate	12.0%	14.0%	14.0%
Equity and other	9,683	Market & income approach	EBITDA multiple	9.0x	18.0x	14.2x
			Revenue multiple	9.0x	9.0x	9.0x
			Discount rate	12.7%	12.7%	12.7%
	$1,285,169

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

The following are the principal amount and fair value of the Company’s borrowings as of September 30, 2025 and December 31, 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	September 30, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
Wells Credit Facility	$436,800	$433,537	$504,400	$511,559
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
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

The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$7,409	$9,081	$22,058	$25,344
Non-usage fee	$315	$175	$942	$632
Amortization of financing costs	$622	$506	$1,845	$1,508
Weighted average interest rate	6.4%	7.7%	6.4%	7.7%
Effective interest rate	7.3%	8.4%	7.3%	8.5%
Average debt outstanding	$453,468	$461,074	$455,585	$431,658
As of September 30, 2025 and December 31, 2024, the outstanding balance on the Wells Credit Facility was $436,800 and $504,400, respectively, and SLF I SPV was in compliance with the applicable covenants in the Loan and Security Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2025, the Company had unfunded commitments on revolving credit facilities of $88,255, no outstanding bridge financing commitments, and other future funding commitments of $92,956. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $85,850, no outstanding bridge financing commitments, and other future funding commitments of $100,105. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of September 30, 2025 and December 31, 2024.
The Company also had revolving borrowings available under the Wells Credit Facility as of September 30, 2025 and December 31, 2024. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $39,690 and $0, respectively, which could require funding in the future.

Note 9. Net Assets
In connection with its formation, the Company has the authority to issue 500,000,000 shares of common stock at par value of $0.001 per share.
The following table reflects the distributions declared on the Company's common stock for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
March 25, 2025	March 28, 2025	July 21, 2025	$0.2600
June 23, 2025	June 27, 2025	July 28, 2025	0.2950
September 22, 2025	September 29, 2025	December 19, 2025	0.2790
			$0.8340
The following table reflects the distributions declared on the Company's common stock for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 20, 2024	March 27, 2024	July 19, 2024	$0.3240
June 25, 2024	June 27, 2024	July 19, 2024	0.3450
September 23, 2024	September 30, 2024	December 20, 2024	0.3230
			$0.9920
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Earnings per share—basic & diluted
Numerator for basic & diluted earnings per share:	$21,525	$25,524	$61,436	$84,337
Denominator for basic & diluted weighted average share:	94,795,190	92,306,427	94,424,890	88,964,819
Basic & diluted earnings per share:	$0.23	$0.28	$0.65	$0.95

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Per share data: (1)
Net asset value, December 31, 2024 and December 31, 2023, respectively	$10.44	$10.50
Net investment income	0.85	1.00
Net realized and unrealized (losses) gains	(0.20)	(0.05)
Net increase in net assets resulting from operations	0.65	0.95
Net increase in net asset value from capital transactions	—	(0.01)
Distributions declared to stockholders from net investment income	(0.83)	(0.99)
Net asset value, September 30, 2025 and September 30, 2024, respectively	$10.26	$10.45
Total return (2)	6.39%	9.20%
Shares outstanding at end of period	94,989,279	93,399,479
Average weighted shares outstanding for the period	94,424,890	88,964,819
Average net assets for the period	$980,566	$934,782
Ratio to average net assets:
Net investment income (3)	10.90%	12.69%
Total expenses (3)	4.61%	5.18%

Average debt outstanding — Wells Credit Facility	$455,585	$431,658
Asset coverage ratio	323.03%	294.80%
Portfolio turnover	16.56%	19.64%

Capital Commitments	$690,000	$690,000
Funded Capital Commitments	$690,000	$690,000
% of Capital Commitments funded	100.00%	100.00%

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
Note 14. Subsequent Events
On October 10, 2025, the Company entered into Amendment No. 5 to the Loan and Security Agreement (the “Fifth Amendment”) by and among the Investment Adviser, as collateral manager, SLF I SPV, as borrower, the Company, as equityholder and seller, Wells Fargo as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto. The Fifth Amendment amended the Wells Fargo Credit Facility to, among other things: (i) extend the Facility Maturity Date from November 1, 2029 to October 10, 2030, (ii) extend the Reinvestment Period from November 1, 2027 to October 10, 2028, and (iii) modify the applicable spread used to determine the per annum interest rate payable under the Wells Credit Facility from 2.05% to 1.80%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NMF SLF I, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of NMF SLF I, Inc. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2025, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2025 and 2024, the consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 13, 2025

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to NMF SLF I, Inc., including its wholly-owned direct subsidiaries (collectively, "we", "us", "our", or the "Company").
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
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $60 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.

We conducted a private offering (the "Private Offering") of shares of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any Private Offering, each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase common stock pursuant to a subscription agreement entered into with us (each, a "Subscription Agreement"). We commenced our loan origination and investment activities on the date we issued shares to persons not affiliated with the Investment Adviser (the "Initial Closing Date"), which occurred on February 18, 2020. We may conduct subsequent closings during our investment period (the "Investment Period"), which commenced on the Initial Closing Date and initially continued until September 30, 2023, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Effective September 30, 2025, the Investment Period was automatically extended for an additional one year period to September 30, 2026. Each investor is required to make capital contributions to purchase our common stock each time a drawdown notice is issued based on such investor's Capital Commitment. Pursuant to the Subscription Agreement entered into with each investor, we shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one year period, upon approval of the holders of a majority of our then outstanding common stock.
On December 9, 2020, we established NMF SLF I SPV, L.L.C. ("SLF I SPV") as a wholly-owned direct subsidiary whose assets are used to secure SLF I SPV's credit facility. On December 23, 2020, SLF I SPV entered into a Loan and Security Agreement among SLF I SPV as the borrower, the Investment Adviser as collateral manager, us as equity holder and seller, Wells Fargo Bank, National Association as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). On October 6, 2022, we established NMF SLF I Opportunistic SPV, L.L.C. ("SLF I Opportunistic SPV") as a wholly-owned direct subsidiary. As of September 30, 2025 and December 31, 2024, there were no assets held by SLF I Opportunistic SPV.
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
As of September 30, 2025, our top five industry concentrations were software, business services, healthcare, financial services, and consumer services.
As of September 30, 2025, our net assets were approximately $974.2 million and our portfolio had a fair value of approximately $1,402.6 million in 128 portfolio companies.
Recent Developments
On October 10, 2025, we entered into Amendment No. 5 to the Loan and Security Agreement (the “Fifth Amendment”) by and among the Investment Adviser, as collateral manager, SLF I SPV, as borrower, us, as equityholder and seller, Wells Fargo as the administrative agent and the collateral custodian, and each of the lenders from time to time party thereto. The Fifth Amendment amended the Wells Fargo Credit Facility to, among other things: (i) extend the Facility Maturity Date from November 1, 2029 to October 10, 2030, (ii) extend the Reinvestment Period from November 1, 2027 to October 10, 2028, and (iii) modify the applicable spread used to determine the per annum interest rate payable under the Wells Credit Facility from 2.05% to 1.80%.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2025.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2025.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in our portfolio that contain a payment-in-kind

("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2025, the Company recognized PIK interest from investments of $1.4 million and $4.1 million, respectively, and PIK dividends from investments of $0.3 million and $0.7 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized PIK interest from investments of $2.0 million and $6.4 million, respectively, and PIK dividends from investments of less than $0.1 million and $0.1 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2025 and December 31, 2024, there was 1 investment on non-accrual status.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of September 30, 2025:

(in millions)	As of September 30, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,306.6	91.9%	$1,307.7	93.2%
Yellow	57.2	4.0%	49.3	3.5%
Orange	34.0	2.4%	30.0	2.2%
Red	24.8	1.7%	15.6	1.1%
	$1,422.6	100.0%	$1,402.6	100.0%
As of September 30, 2025, all investments in our portfolio had a Green Risk Rating, with the exception of five portfolio companies that had a Yellow Risk Rating, four portfolio companies that had an Orange Risk Rating, and one portfolio company that had a Red Risk Rating.
During the third quarter of 2025, the Company placed its first lien term loans in Notorious Topco, LLC ("BIG") on non-accrual status. As of September 30, 2025, the Company's positions in BIG had an aggregate cost basis of $24.8 million, and aggregate fair value of $15.6 million and total unearned income of $1.0 million and $1.0 million, respectively, for the three and nine months then ended. As of September 30, 2025, our investment in BIG had a Red Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our Board, was approximately $1,402.6 million in 128 portfolio companies at September 30, 2025 and approximately $1,445.7 million in 121 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024
Investments in 65 and 75, respectively, new and existing portfolio companies	$236.1	$417.9
Debt repayments in existing portfolio companies	(266.0)	(263.7)
Sales of securities in 3 and 1 companies, respectively	(8.5)	(2.4)
Change in unrealized appreciation on 43 and 66 portfolio companies, respectively	7.1	5.7
Change in unrealized depreciation on 95 and 62 portfolio companies, respectively	(21.8)	(9.6)
Recent Accounting Standards Updates
See Item 1.—Financial Information—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2025 and September 30, 2024
Revenue

	Three Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Total interest income	$36,325	$41,081
Dividend income	264	49
Fee income	931	1,652
Total investment income	$37,520	$42,782
Our total investment income decreased by approximately $5.3 million, or 12%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. For the three months ended September 30, 2025, total investment income of approximately $37.5 million consisted of approximately $33.0 million in cash interest from investments, approximately $1.4 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.9 million, $0.3 million in PIK dividends from investments, and approximately $0.9 million in fee income. The decrease in total interest income of approximately $4.8 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to lower yields on our portfolio investments. Fee income during the three months ended September 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 15 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Management fee	$2,264	$2,342
Interest and other financing expenses	8,356	9,773
Administrative expenses	316	345
Professional fees	273	292
Other general and administrative expenses	116	76
Net expenses	$11,325	$12,828
Our total net operating expenses decreased by approximately $1.5 million, or 12%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Our management fee decreased by $0.1 million, which was attributable to the lower drawn balance on the Wells Credit Facility as of September 30, 2025, as compared to September 30, 2024.
Interest and other financing expenses decreased by approximately $1.4 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to lower spreads and SOFR rates on lower average drawn balances on the Wells Credit Facility.
Professional fees, administrative expenses and other general and administrative expenses for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Net realized gains (losses) on investments	$(43)	$—
Net change in unrealized appreciation (depreciation) of investments	(4,627)	(4,430)
Net realized and unrealized gains (losses)	$(4,670)	$(4,430)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $4.7 million for the three months ended September 30, 2025 as compared to the net unrealized depreciation resulting in a net loss of approximately $4.4 million for the three months ended September 30, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2025 was primarily driven by unrealized depreciation in Notorious Topco, LLC, Houghton Mifflin Harcourt Company and KWOR Intermediate I, LLC as well as by material accelerated amortization realized on our investment in Nielsen

Consumer Inc. due to early repayments received during the period. The net loss for the three months ended September 30, 2024 was primarily driven by the overall decrease in market prices of our investments during the period.
Results of Operations for the Nine Months Ended September 30, 2025 and September 30, 2024
Revenue

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Total interest income	$111,066	$120,867
Dividend income	714	49
Fee income	2,026	4,127
Total investment income	$113,806	$125,043
Our total investment income decreased by approximately $11.2 million, or 9%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, total investment income of approximately $113.8 million consisted of approximately $101.1 million in cash interest from investments, approximately $4.1 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $5.9 million, $0.7 million in PIK dividends from investments, and approximately $2.0 million in fee income. The decrease in total interest income of approximately $9.8 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to lower yields on our portfolio investments. The increase in dividend income of $0.7 million was primarily driven by new preferred share investments. Fee income during the nine months ended September 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 28 different portfolio companies.
Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Management fee	$6,768	$6,637
Interest and other financing expenses	24,875	27,514
Administrative expenses	959	983
Professional fees	933	851
Other general and administrative expenses	302	232
Net expenses	$33,837	$36,217
Our total net operating expenses decreased by approximately $2.4 million, or 7%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Our management fee increased by $0.1 million, which was attributable to larger managed and invested capital balances as a result of the shares issued through the DRIP.
Interest and other financing expenses decreased by approximately $2.6 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to decreased spreads and SOFR rates on the Wells Credit Facility during the nine months ended September 30, 2025 offset by higher average drawn balances on the Wells Credit Facility during the nine months ended September 30, 2025.
Professional fees, administrative expenses and other general and administrative expenses for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Net realized (losses) gains on investments	$(3,867)	$(573)
Net change in unrealized (depreciation) appreciation of investments	(14,666)	(3,916)
Net realized and unrealized (losses) gains	$(18,533)	$(4,489)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $18.5 million for the nine months ended September 30, 2025 as compared to the net realized losses and unrealized depreciation resulting in a net loss of approximately $4.5 million for the nine months ended September 30, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2025 was primarily driven by unrealized depreciation in Notorious Topco, LLC and CCBlue Bidco, Inc., realized losses in KWOR Acquisition, Inc. and material accelerated amortization realized on our investments in Sierra Enterprises, LLC and Nielsen Consumer Inc. due to early repayments received during the period. The net loss for the nine months ended September 30, 2024 was primarily driven by a realized loss in TMK Hawk Parent, Corp. and the overall decrease in fair value of our investments during the period.
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
The Investment Adviser, as our initial stockholder, authorized us to adopt the application of the modified asset coverage ratio pursuant to the requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our shares, our stockholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2025, our asset coverage ratio was 323.03%.
On September 30, 2025 and December 31, 2024, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2025	December 31, 2024
Capital Commitments	$690.0	$690.0
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
At September 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $24.9 million and $20.4 million, respectively. Our cash provided by (used in) operating activities for the nine months ended September 30, 2025 and September 30, 2024 was approximately $116.6 million and $(72.9) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $181.2 million and $186.0 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2025 and December 31, 2024, we had commitment letters to purchase investments in the aggregate par amount of $39.7 million and $0.0 million, respectively, which could require funding in the future. As of September 30, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$436.8	$—	$—	$436.8	$—

(1)Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($436.8 million as of September 30, 2025) must be repaid on or before November 1, 2029. As of September 30, 2025, there was approximately $263.2 million of possible capacity remaining under the Wells Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared for the nine months ended September 30, 2025 and September 30, 2024 totaled approximately $78.8 million and $88.9 million, respectively.
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2024 and December 31, 2023, total distributions declared were $117.2 million and $105.4 million, respectively, of which the distributions were comprised of approximately 97.30% and 98.96% respectively, of ordinary income, 2.55% and 1.04%, respectively, of long-term capital gains, and 0.15% and 0.00%, respectively, of a return of capital. Future distributions, if any, will be determined by our Board.
We intend to pay semi-annual distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a semi-annual basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
We maintain an "opt out" dividend reinvestment plan (as amended from time to time, the "DRIP"), on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. We will only use newly-issued shares of common stock to implement the DRIP. On August 16, 2022, our Board amended and restated the DRIP, effective as of September 18, 2022 (the "Amendment"). The Amendment clarifies that by "opting out" a stockholder may elect to receive some or all of their dividends or distributions in cash. Additionally, the notice requirement for stockholders to withdraw or modify their elections under the DRIP was amended such that a stockholder must notify the Company's transfer agent and registrar of any changes to their election no later than the day before the start of the quarterly period for which the stockholder desires to receive some or all of the dividend or distribution in cash. For the nine months ended September 30, 2025 and September 30, 2024, we issued 752,607 and 11,017,557 shares through the DRIP, respectively. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for additional details regarding our dividend reinvestment plan.

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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We, the Investment Adviser and certain of our affiliates were granted an order for exemptive relief that permitted co-investing with our affiliates subject to various approvals of the Board and other conditions. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted a new order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for us to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to the Board.
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve decreased interest rates by 0.25% in September and October of 2025 and previously held interest rates steady in the first and second quarters of 2025. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. In addition, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2025, certain of the loans held in our portfolio had SOFR interest rates. As of September 30, 2025, approximately 99.2% of our investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 0.8% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is also subject to floating interest rates and is currently paid based on the floating SOFR rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2025. Interest expense is calculated based on the terms of our Wells Credit Facility. For our credit facility, we use the outstanding balance as of September 30, 2025. This analysis does not take into account the impact of other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(18.07)%
-150 Basis Points	(13.55)%
-100 Basis Points	(9.03)%
-50 Basis Points	(4.52)%
+50 Basis Points	4.52%
+100 Basis Points	9.03%
+150 Basis Points	13.55%
+200 Basis Points	18.07%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2025. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2025 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
10.1
Amendment No. 5 to the Loan and Security Agreement, dated October 10, 2025, by and among New Mountain Finance Advisers, L.L.C., as collateral manager, NMF SLF I SPV, L.L.C., as borrower, NMF SLF I, Inc., as equityholder and seller, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and collateral custodian.*

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
(2)Previously filed in connection with NMF SLF I, Inc.'s Current Report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2025.

NMF SLF I, Inc.
By:	/s/ JOHN R. KLINE
John R. Kline President, Chief Executive Officer (Principal Executive Officer), and Chairman of the Board of Directors
By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)